Form 10QSB
period 1996-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1996-05-13
CIK 29952

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

     Delaware                               75 - 2571032
(State of incorporation or organization)  (IRS Employer
                                          Identification No.)

777 E. 15th Street, Plano, Texas                  75074
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code: (214) 423-9113

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes xx No __

Number of shares of common stock, par value $.01 per share,
outstanding as of March 31, 1996:   14, 711,589

                  PART 1. FINANCIAL INFORMATION
                   Item 1. Financial Statements

             NORTH AMERICAN GAMING AND ENTERTAINMENT
                   CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1996 AND DECEMBER 31, 1995

                                        31-Mar-96      31-Dec-95
                                        ---------      ---------
ASSETS                                  UNAUDITED
- - ------

CURRENT ASSETS:
   Cash                                 $    625,993 $   531,996
   Restricted Cash                           148,532     164,123
   Accounts Receivable                        32,577      92,791
   Inventories, at cost                       68,642      59,891
   Prepaid Insurance                          28,630      47,075
   Notes Receivable - current                176,306     253,035
   Income Taxes Receivable                    70,547     116,634
   Current deferred tax asset                 10,161      10,161
                                           ---------   ---------
          TOTAL CURRENT ASSETS             1,161,388   1,275,706
                                           ---------   ---------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                 1,506,142   1,660,542
                                           ---------   ---------
OTHER ASSETS:
   Deposits                                   54,545      47,246
   Revenue interest rights                   325,273     338,113
   Goodwill and merger costs                 675,451     720,451
   Notes Receivable-long-term                 95,767      57,115
                                           1,151,036   1,162,925
                                           ---------   ---------
          TOTAL ASSETS                  $  3,818,566  $4,099,173
                                           =========   =========
LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
    liabilities                         $    662,923  $  795,711
   Notes payable - current                 1,917,116   2,096,065
   Preferred stock dividends payable         700,000     580,000
                                           ---------   ---------
          TOTAL CURRENT LIABILITIES        3,280,039   3,471,776

NOTES PAYABLE-LONG-TERM                      119,736     143,884

NOTES PAYABLE TO CERTAIN
  STOCKHOLDERS-LONG-TERM                     589,231     665,450
                                           ---------   ---------

          TOTAL LIABILITIES                3,989,056   4,281,110

STOCKHOLDERS' EQUITY:
   Preferred stock, $3.00 par value,
    10,000,000 shares authorized,
    1,600,000 shares issued at March
    31, 1996 and December 31, 1995         4,800,000   4,800,000
   Common stock, $.01 par value,
    25,000,000 shares authorized,
    14,711,89 shares issued at
    March 31, 1996 and December 31, 1995     147,094     147,094
   Additional paid-in-capital (deficit)   (3,334,543) (3,334,543)
   Retained earnings (deficit)            (1,783,041) (1,794,488)
                                           ---------   ---------
          TOTAL STOCKHOLDERS' EQUITY        (170,490)   (181,937)
                                           ---------   ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $3,818,566  $4,099,173
                                           =========   =========

             The accompanying notes are an integral
                 part of the financial statements

             NORTH AMERICAN GAMING AND ENTERTAINMENT
                   CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
          FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                              QUARTER ENDED
                                        ------------------------
                                        31-MAR-96      31-MAR-95
                                        ----------     ----------
REVENUE:
   Video Poker Revenue                  $3,082,416     $3,061,161
   Truck Stop and Convenience Store      1,235,930        546,624
                                         ---------      ---------
                                         4,318,346      3,607,785
                                         ---------      ---------
COST AND EXPENSES:
   Cost of Revenues                      2,819,894      2,346,498
   Direct Operating Expenses             1,025,641        861,407
   General and Administrative Expenses     159,282        154,443
   Interest Expense                         43,502         77,046
   Depreciation and Amortization           144,388        174,585
                                         ---------      ---------
                                         4,192,707      3,613,979
                                         ---------      ---------
OPERATING INCOME (LOSS)                    125,639        (6,194)
                                         ---------      ---------
OTHER REVENUE (EXPENSE), net                41,802        47,046
                                         ---------      ---------
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                    167,441        40,852

PROVISION FOR INCOME TAXES                 (36,000)      (15,524)
                                         ---------      ---------
NET INCOME                             $   131,441   $    25,328

LESS: Preferred Stock Dividends           (120,000)     (120,000)

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK                     $     11,441    $  (94,672)
                                         =========      ========
EARNINGS PER SHARE - assuming no
   dilution                           $       0.00     $   (0.01)
                                         =========      ========

              The accompanying notes are an integral
                 part of the financial statements

             NORTH AMERICAN GAMING AND ENTERTAINMENT
                   CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                               QUARTER ENDED
                                        -------------------------
                                        31-MAR-96      31-MAR-95
                                        ---------      ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                              $ 131,441      $   25,328

Adjustments to reconcile net income
  to net cash:
Depreciation and amortization             144,388         174,585

Changes in operating assets and
  liabilities:
(Increase) decrease in accounts
  receivable                              106,301          46,919
(Increase) decrease in inventories         (8,751)           -
(Increase) decrease in prepaid
  insurance                                18,445           5,747
(Increase) decrease in deposits            (7,299)       (25,930)
Increase (decrease) in accounts payable
and accrued liabilities                  (132,788)      (212,322)
                                         ---------      ---------
Net cash provided (used) by
  operating activities                    251,737         14,327
                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                           (11,384)       (30,453)
Proceeds to borrowers                     (38,652)           -
Repayment by borrowers                    155,971        181,535
                                         ---------      ---------
Net cash provided (used) by
  investing activities                    105,935        151,082
                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated debt                -          (336,820)
Issuance of common stock                     -           375,741
Increase (decrease) in notes payable     (279,266)      (446,124)
Dividends paid                               -               -
                                         ---------      ---------

Net cash provided (used) by
  financing activities                   (279,266)      (407,203)
                                        ---------      ---------

NET INCREASE (DECREASE) IN CASH            78,406       (241,794)

CASH - beginning of period                696,119      1,018,781

CASH - ending of period                  $774,525     $  776,987
                                         ========      =========





             The accompanying notes are an integral
                 part of the financial statements

             NORTH AMERICAN GAMING AND ENTERTAINMENT
                   CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                     MARCH 31, 1996 AND 1995


Note 1. OPINION OF MANAGEMENT
- - -----------------------------
The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


Note 2. LEGISLATIVE ACTION
- - --------------------------
In April 1996, the Louisiana Legislature approved a local-option bill which gives the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. The Company anticipates being able to operate under its current licenses until July 1999, if the parishes where its properties are located do not approve the continuation of truck stop video poker.






             (THIS SPACE INTENTIONALLY LEFT BLANK)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources

The Company ended its first quarter with $774,525 in cash and other current assets amounting to $386,863, including inventories and prepaid expenses totaling $97,272 and receivables of $289,591. The Company's total liabilities were $3,989,056 at March 31, 1996, including accounts payable and current liabilities of $662,923, current notes payable of $1,917,116, long-term notes payable of $708,967 and preferred stock dividends payable of $700,000. The Company's liabilities decreased $292,054 from $4,281,110 at December 31, 1995 to $3,989,056 at
March 31, 1996. This decrease was comprised of a reduction of pre-Merger liabilities of Western Natural Gas Company (WNGC) amounting to $23,000, payments on long and short-term debt to banks and equipment manufacturers totaling $144,797, principal reduction on the Gold Rush casino and truck stop amounting to $111,469, a reduction in accounts payable and accrued liabilities totaling $132,788 and the accrual of preferred dividends payable adding $120,000.

Accounts payable and accrued liabilities of $662,923 included
$212,262 in trade payables, payroll and payroll taxes of $93,069, casino distributions of $178,031, state franchise taxes of $173,214 and accrued interest of $6,347.

The current portion of other notes payable totaling $1,917,116, includes video poker machine debt of $188,124; $1,165,905 payable to banks under various loans obtained for the construction of the Pelican Palace, the purchase of the Lucky Longhorn and debt assumed as a result of the Gold Rush acquisition; the stock purchase and a working capital loan resulting from the Gold Rush acquisition amounting to $353,794; equipment leases and other notes totaling $38,940; and WNGC current notes payable of $170,353.

Long-term debt of $709,017 includes $84,319 payable to a bank under a loan assumed in the Gold Rush acquisition; the stock purchase debenture resulting from the Gold Rush acquisition amounting to $589,231; and equipment leases and other notes totaling $35,467.

The Company believes it will be able to generate cash flow from operations to service all debt according to terms and conditions specified in debt instruments. In addition, the Company believes cash flow from operations will be sufficient to pay preferred dividends on the Company's Preferred Stock of $480,000 per year, once current obligations on notes and debentures are satisfied. The Company also believes that it will be able to generate or obtain the necessary capital from outside sources for expansion projects, but there are no assurances that current economic conditions will prevail.

The remaining pre-Merger liabilities of WNGC constitute a note payable with a remaining balance of $170,353 at March 31, 1996; this note is also guaranteed by a director of the Company. The amount paid on WNGC pre-Merger liabilities totaled $23,000 in the first quarter of 1996.

In July 1993, OM Investors, Inc. committed to loan $1,450,000 to the Curray Corporation (Curray) for the construction of the Pelican Palace truck stop and video poker facility in Toomey, Louisiana. Construction was commenced in 1993 and substantially completed in March 1994. As of December 31, 1995, the Company had advanced the remainder of the $1,450,000 commitment and agreed to fund certain renovations to the truck stop and parking lot out of the cash flow of the Pelican Palace ($48,449 as of December 31, 1995). During the first quarter of 1996, the Company funded an additional $18,602 for additional improvements to the property. The total amount advanced and funded through March 31,1996 was $1,517,051. The $1,450,000 loan is evidenced by a promissory note payable to the Company having an outstanding principal balance at March 31, 1996 of $76,998. The note is pledged by the Company against a $1,250,000 line of credit at a bank (which had an outstanding principal balance of $833,118 at March 31,1996), and is secured by the facility. Under the Operating and Financing Agreement with Curray, 70% of the net income from the operations of the facility is dedicated to repayment of the note. The remainder is split 50/50 between the Company and Curray. When the note receivable from Curray is paid-in-full the net income will be split 50% to the Company and 50% to Curray. The Company has recently arranged with the lender to release the Pelican Palace as collateral on the note, once the receivable from Curray is satisfied, substituting the Gold Rush land and buildings as collateral on a new note to be amortized over five years.

At March 31, 1996, property and equipment (net) on truck stop and video poker facilities totaled $1,506,142. As of March 31, 1996, the Company owed video poker equipment manufacturers a total principal amount of $188,124 pursuant to four promissory notes secured by such machines and equipment. These notes require total monthly principal and interest payments of $22,213. During the first quarter of 1996, promissory notes to equipment manufacturers were reduced by $99,214.

During the fourth quarter of 1995, the Company retained a Certified Highway Engineer to evaluate its video poker facilities for the purpose of complying with State regulations, which require a minimum of 50,000 square feet of paved truck parking.

The Company committed to fund approximately $187,000 to bring the following properties into compliance: the Pelican Palace in
Toomey, Louisiana;   King's Lucky Lady in Port Barre, Louisiana;
the Gold Rush in Opelousas, Louisiana; and Stelly's Southern Gold in LeBeau, Louisiana. The Company also entered into agreements with a contractor to pave the parking areas defined as necessary to comply with State regulations for each property.
The paving was completed before January 1, 1996 at all locations. State inspectors approved the Pelican, King's and the Gold Rush, but did not approve Stelly's, at which the engineer had certified 51,250 square feet was paved. State inspectors disallowed 7,800 square feet, claiming that additional driveways were needed to accommodate easier access to the highway, and suspended operations of the video poker casino on January 4, 1996. The Company protested the findings of the State inspectors, but gained no satisfaction. The State also required that the establishment license be re-applied for and re-issued, which made it necessary to gain re-approval from the local Fire Marshall before the video poker operation could reopen. The Company has paved an additional 10,000 square feet and has complied with all items which State inspectors have identified for correction. There can be no assurances as to when State approval may be given to re-open this property.

The Company will seek to meet its long-term liquidity needs primarily through cash flow from operations, additional borrowings from the Company's traditional lending sources and possible sales of equity or debt securities. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

There has been a significant increase during the last two years in the number of gaming establishments opening for operation in Louisiana and Mississippi, and competition for the business of gaming patrons has become very intense. As a result, it is expected that the profit margins which may be expected by gaming establishments like the Company will be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

During the past year, there has been a perceived increase in anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians. The Company cannot predict whether such anti-gaming sentiment will result in further changes to the gaming laws of Louisiana, or an outright ban on certain forms of gaming, including truck stop video poker casinos. The State of Louisiana generates substantial revenues from license fees and taxes on the gaming industry, so the loss of portions of these revenues would most likely be carefully examined in connection with any proposed limitations on gaming. In April 1996, the Louisiana Legislature approved a local-option bill which gives the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. The Company anticipates being able to operate under its current licenses until July 1999, if the parishes where its properties are located do not approve the continuation of truck stop video
poker.   The Company continues to monitor these proceedings and
provides input as appropriate. The Company also continues to review other gaming opportunities outside Louisiana for purposes of diversification.

Results of Operations

Net Income for the first quarter ended March 31, 1996.

Company operations resulted in net income before income taxes of $167,441 for the three months ended March 31, 1996, an increase of $126,589, or 310% from 1995's $40,852. The Company also records the 70% revenue interest it receives in the Pelican Palace as a repayment of a note receivable, which amounted to $146,971 in the first quarter of 1996. Once the note receivable is satisfied, fifty percent of the operating profit generated at the Pelican Palace will be recorded as income to the Company.

Revenues totaled $4,318,346 for the first quarter of 1996 compared to $3,607,785 for 1995; an increase of 20%.

Video Poker revenues amounted to $3,082,416 through March 31,
1996, up 1% from 1995's $3,061,161.   Discontinued operations at
Landry's and Stelly's, and increased competitive pressure at the Lucky Longhorn, King's Lucky Lady, the Pelican Palace and Route Operations, resulted in a combined decrease of $670,231 in video poker revenue from 1995 to 1996. This was off-set by the acquisition of the Gold Rush which generated $691,486 for the first quarter of 1996.

Revenue production by location for the first quarter of 1996 and 1995 respectively, was as follows: Lucky Longhorn, Vinton, LA - $970,956 in 1996 and $1,109,160 in 1995; Pelican Palace, Toomey,
LA - $720,493 in 1996 and $719,288 in 1995;  King's Lucky Lady,
Porte Barre, LA - $565,718 in 1996 and $629,498 in 1995;
Landry's Silver Fox, Jeanerette, LA - discontinued operations in 1996 and $347,752 in 1995; Stelly's-LeBeau, LA - $4,848 in 1996
and $95,377 in 1995; Route Operations - South, LA - $128,915 in 1996 and $160,086 in 1995. The Gold Rush, Opelousas, LA - generated $691,486 in video poker revenue for the first quarter of 1996.

Revenues from fuel and convenience store, and food and beverage operations amounted to $1,235,930 for the first quarter of 1996 compared to 1995's $546,624, an increase of 126%. Fuel and convenience store sales amounted to $930,988 for the first quarter of 1996 compared to $308,268 in 1995: King's Lucky Lady truck stop - $430,243, an increase of 40% over 1995's $308,268;
Gold Rush truck stop - $ 500,745 for the first quarter of 1996. Food and beverage sales totaled $304,942 for the first quarter of 1996 compared to $238,356 in1995: King's Lucky Lady - $178,534, up .5% from $178,034 in 1995;  Pelican Palace - $47,382, down 8%
from $51,478 in1995;  Gold Rush - $79,026 in 1996;  and Landry's
- - - $8,844 in 1995.

The Lucky Longhorn generated average daily revenue per device (50 devices) of $216 for the first quarter compared to 1995's $249. The Longhorn has seventeen competitors in its market area, including three riverboats of which two were added during 1995. In addition, after a major full-scale Native American casino opened in 1994, absorbing a substantial portion of market share, it then almost doubled its gaming capacity during the third quarter of 1995, which significantly affected the Longhorn's first quarter results. First quarter operating profit from the Longhorn was $171,965, a decrease of 10% from 1995's $190,940; this represents 36% and 48% respectively of the Company's aggregate operating profit, which is defined as Operating Revenues less Cost of Revenues and Direct Operating Expense as illustrated in the consolidated statement of operations.

The Pelican Palace generated average daily revenue per device (50 devices) of $160 for the first quarter compared to 1995's $162. The Pelican was subject to the same competitive pressures as the Longhorn during the first quarter. First quarter operating profit from the Pelican was $37,416, a decrease of 13% from 1995's $42,783; this represents 8% and 11% respectively of the Company's aggregate operating profit. However, as noted above, the Company also received distributions of $146,971 of the Pelican Palace's operating profit in payment of the Company's note receivable from Curray. Once the note receivable is satisfied, fifty percent of the operating profit generated at the Pelican will be recorded as income to the Company.

King's Lucky Lady generated average daily revenue per device (50 devices) of $126 for the first quarter compared to 1995's $141. During the third quarter of 1995 another competitor opened 14 miles away with thirty-five video poker machines. This new casino is promoting heavily to attract local clientele, and is having a direct impact on King's as well as the Gold Rush. The Company anticipates continued competitive pressure which will make it difficult to regain market share. First quarter operating profit from King's was $80,741, a decrease of 54% from 1995's $175,439; this represents 17% and 44% respectively of the Company's aggregate operating profit.

The Gold Rush generated average daily revenue per device (50 devices) of $154 for the first quarter of 1996. First quarter operating profit from the Gold Rush amounted to $253,969, representing 54% of the Company's aggregate operating profit.

Landry's Silver Fox - operations were discontinued at this establishment as of December 31, 1995. First quarter 1995 operating profit amounted to $36,556, representing 9% of the Company's aggregate operating profit.

Stelly's Southern Gold was closed for the majority of the first quarter as a result of the truck parking compliance issue discussed above. A first quarter loss totaling $11,939 was the result of additional license application fees, engineering costs, device fees and property taxes. First quarter 1995 operating profit amounted to $16,725, representing 4% of the Company's aggregate operating profit.

Route Operations posted operating profit for the first quarter of $18,307, a decrease of 29% from 1995's $25,794; this represents 4% and 6% respectively of the Company's aggregate operating profit. The Company discontinued operations at three locations and sold nine video poker machines during the third quarter of 1995; the Company currently has 34 devices operating within 15 locations.

Expenses totaled $4,192,707 for the first quarter compared to $3,613,979 for 1995; an increase of 16%.

The direct cost of revenue related to video poker operations was $2,819,894 in 1996 and $2,346,498 in 1995, an increase of 20%.
This includes fees paid to the State of Louisiana of $1,048,934, up 1% in 1996 from $1,036,971 in 1995, and profit sharing payments as defined in operating and management contracts of $739,059, down 19% in 1996 from 1995's $909,809. This decline in profit share payments resulted from lower video poker revenue at the Longhorn and King's, and discontinued operations at Landry's and Stelly's.

The cost of revenue related to retail sales from fuel, convenience store, food and beverage operations totaled $1,031,871 (83.5% of truck stop and convenience store sales) in 1996 and $399,718 (73.1% of retail sales) in 1995. This increase in absolute dollars was mainly due to the addition of the Gold Rush, which added $508,962 to the cost of revenues, at 87.8% of retail sales. King's added $131,286 to the retail cost of revenue with margins of 80.9% and 74.3%, for 1996 and 1995 respectively. This higher margin in cost of sales also resulted from higher fuel sales, increasing from $252,832 in 1995 to $782,847 in 1996, with a gross margin of 3.3%, constituting 63.3% of the Company's retail sales. In order to comply with State regulations governing truck stops, the Company is being very aggressive in its marketing and is very competitive with fuel prices. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. In addition, food and beverage operations generated sales totaling $304,942 for the first quarter of 1996 with a cost of sales margin of 48.1%, compared to 1995's 57.5% on $238,356 in sales. The need to remain competitive at all locations requires the setting of lower price points, which in turn result in a significant number of sales at a low dollar value. The State regulations governing truck stops also require the Company to operate three low volume 50 seat restaurants on a 24 hour basis in order to maintain a complement of 50 video poker machines. All of these factors contribute significantly to the Company's low gross margin on sales.

Direct operating expenses for the first quarter totaled $1,025,641, up 19%, or $164,234, from 1995's $861,407; this represents 23.8% and 23.9% of total revenue for 1996 and 1995
respectively.   This increase was primarily due to the addition
of the Gold Rush, which added $144,986 to payroll related expenses and $80,390 to other direct operating expenses.

General and administrative expenses for the first quarter totaled
$159,282, up 3% from 1995's $154,443; this represents 3.6% and
4.3% of total revenue for 1996 and 1995, respectively.

Interest expense for the first quarter decreased to $43,502 in 1996, down $33,544, or 44%, from 1995's $77,046, as a result of the rapid reduction of debt in 1995, which continued into the first quarter of 1996. Depreciation and amortization of video poker machines, leasehold improvements and goodwill for the 1996 first quarter amounted to $144,388, down 17% from 1995's
$174,585.   Other revenue and expense, net, of $41,802 in 1996,
includes rental income, interest income and ATM commissions; this compares to $47,046 for 1995.

                    PART II. OTHER INFORMATION



Items 2, 4 and 5 are omitted from this report as inapplicable.


Item 1. Legal Proceedings

On August 25, 1995, the Company filed a petition for declaratory judgement in the 14th Judicial District Court, Calsasieu Parish, Louisiana, seeking the court's interpretation of the Act of Contract and Agreement (the "Contract") under which Operator operates the Lucky Longhorn video poker casino. At issue is whether the Operator deducts the full 32.5% net device revenue tax, or only 22.5% (which was the statutory rate prior to the amendment of the statute effective July 1, 1994), in calculating net revenues for distribution under the Contract. The other party to the Contract filed an answer to the Company's suit on November 28, 1995 claiming that only the old rate should be deducted, and claiming that Operator was in default for deducting the higher rate and that the Contract should therefore be terminated. No trial date has been set, and settlement discussions are ongoing. The Company believes the issue will be resolved satisfactorily, but there can be no assurance in this regard.


Item 3. Default Upon Senior Securities

The Company is $700,000 in arrears on dividends on its Class A
Preferred Stock as of March 31,1996.


Item 6. Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this Quarterly
     Report on Form 10-QSB:

Exhibit
Number Description of Exhibits
- - ------ -----------------------

3.1.1 Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (the "1986 Form 10-K"), and incorporated herein by reference.

3.1.2 Certificate of Amendment of Certificate of Incorporation of the Company dated April 18, 1994, filed as Exhibit

       3.1.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form
       10-K"), and incorporated herein by reference.

3.1.3 Certificate of Amendment of Certificate Incorporation of the Company effecting one-for-three reverse stock split filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.1.4 Certificate of Amendment of Certificate Incorporation of the Company effecting name change, increase of authorized shares, authorization of Class A preferred stock and stock ownership limitations filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.2    Amended and Restated Bylaws of the Company filed as
       Exhibit 3.3 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

*27.1  Financial Data Schedule required by Item 601 of
       Regulation S-B.

______________________

* Filed herewith.

(b)  No reports on Form 8-K were filed during the quarter ending
March 31,1996.

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION


                           SIGNATURES

                            _______

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH AMERICAN GAMING AND
                                   ENTERTAINMENT CORPORATION
                                   (Registrant)


                                   By:   /s/ George J. Akmon
                                        George J. Akmon

                                        Executive Vice-President
                                        & Chief Financial Officer
                                        (Principal Financial
                                        and Chief Accounting
                                        Officer)



Date:    May 13, 1996