Form 10QSB
period 1996-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1996-08-14
CIK 29952

August 14, 1996



SECURITIES AND EXCHANGE COMMISSION
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

     Re: North American Gaming and Entertainment Corporation (the "Company") Form 10-QSB for the Quarter Ended June 30, 1996

          Commission File No. 0-5474

          Our File No.: 15006-160

Ladies and Gentlemen:

     On behalf of the Company, enclosed for electronic filing please find one copy of Form 10-QSB for the quarter ended June 30, 1996.

     Please call the undersigned with any questions or comments. Collect calls will be accepted at 214/419-8311.

                                                           Yours truly,


                                                           /s/ Mike Parsons
                                                           ---------------------
                                                           Mike Parsons

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


               NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION (Exact name of small business issuer as specified in its charter)


            Delaware                                            75 - 2571032
(State of incorporation or organization)                       (IRS Employer
                                                             Identification No.)

777 E. 15th Street, Plano, Texas                                      75074
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code                  (214) 423-9113
                                                               ----------------

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes xx No __



Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 1996: 19,645,695
               ----------

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                     30-Jun-96        31-Dec-95
ASSETS                                               UNAUDITED

CURRENT ASSETS:
   Cash                                            $  594,192        $  531,996
   Restricted cash                                    153,950           164,123
   Accounts receivable                                120,093            92,791
   Inventories, at cost                                72,799            59,891
   Prepaid Insurance                                   54,087            47,075
   Notes receivable - current                         224,741           253,035
   Income taxes receivable                                              116,634
   Current deferred tax asset                          15,421            10,161
                                                    -----------      -----------
                  TOTAL CURRENT ASSETS              1,235,283         1,275,706
                                                    -----------      -----------
PROPERTY AND EQUIPMENT,
 net of accumulated depreciation                    1,413,952         1,660,542
                                                    -----------      -----------

OTHER ASSETS:
   Deposits                                            55,045            47,246
   Revenue interest rights                            312,433           338,113
   Goodwill and merger costs                        2,502,216           720,451
   Notes Receivable-long-term                         109,350            57,115
                                                    -----------      -----------
                                                    2,979,044         1,162,925
                                                    -----------      -----------
                  TOTAL ASSETS                     $5,628,279        $4,099,173
                                                    ===========      ===========

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities        $  656,718        $  795,711
   Notes payable - current                          1,499,296         2,096,065
   Preferred stock dividends payable                  780,000           580,000
                                                   ------------      -----------
                  TOTAL CURRENT LIABILITIES         2,936,014         3,471,776

NOTES PAYABLE-LONG-TERM                               960,462           143,884

NOTES PAYABLE TO CERTAIN STOCKHOLDERS-LONG-TERM     2,298,094           665,450
                                                   ------------      -----------

                  TOTAL LIABILITIES                $6,194,570        $4,281,110

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
    10,000,000 shares authorized,  1,287,000 and
    1,600,000 Class A - $3.00 par value,
    shares issued, at 6/30/96 and 12/31/95,
    respectively                                   $3,861,000        $4,800,000
   8,000,000 Series B - $.01 par value,
    shares issued at June 30, 1996                     80,000
   Common stock, $.01 par value, 25,000,000
    shares authorized, 19,645,595, and
    14,711,589 shares issued at 6/30/96 and
    12/31/95, respectively                            196,435           147,094
Additional paid-in-capital (deficit)               (3,017,900)       (3,334,543)
Retained earnings (deficit                         (1,685,826)       (1,794,488)
                                                   ------------     ------------
                  TOTAL STOCKHOLDERS' EQUITY      $  (566,291)      $  (181,937)
                                                   ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $5,628,279        $4,099,173
                                                   ============     ============

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                    QUARTER ENDED                    SIX MONTHS ENDED
                                                              30-Jun-96         30-Jun-95        30-Jun-96         30-Jun-95
                                                              ---------         ---------        ---------         ---------
REVENUE:
   Video Poker Revenue                                       $2,971,055        $3,091,251       $6,053,471        $6,152,412
   Truck Stop and Convenience Store                           1,511,356           630,874        2,747,286         1,777,498
   Cruise Revenue                                                58,975                             58,975
                                                            -------------      -----------      -----------       -----------
                                                              4,541,386         3,722,125        8,859,732         7,329,910
                                                            -------------      -----------      -----------       -----------

COST AND EXPENSES:
   Cost of Revenues                                           2,929,682         2,470,112        5,749,576         4,816,610
   Direct Operating Expenses                                    998,129           810,814        2,023,770         1,676,102
   General and Administrative Expenses                          145,406           160,838          304,688           311,400
   Interest Expense                                              97,631            73,795          141,133           150,841
   Depreciation and Amortization                                198,555           187,127          342,943           361,712
                                                            -------------      -----------      -----------      ------------
                                                              4,369,403         3,702,686        8,562,110         7,316,665
                                                            -------------      -----------      -----------       -----------

OPERATING INCOME (LOSS)                                         171,983            19,439          297,622            13,245
                                                            -------------      -------------    ------------      -------------

OTHER REVENUE (EXPENSE), net                                     48,234            31,556           90,036            78,602
                                                            -------------     -------------    -------------     -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        220,217            50,995          387,658             91,847

PROVISION FOR INCOME TAXES                                      (43,000)          (35,820)         (79,000)         (35,820)
                                                            -------------      -------------    --------------    -------------

NET INCOME                                                  $   177,217         $  15,175        $ 308,658       $     56,027

LESS: Preferred Stock Dividends                                 (80,000)         (120,000)        (200,000)         (240,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                $    97,217         $(104,825)     $   108,658       $  (183,973)
                                                              ============      ============     ===========       ============

EARNINGS PER SHARE - assuming no dilution                   $      0.01         $   (0.01)     $      0.01       $     (0.01)
                                                              ==============    ==============   ==============    ==============


      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                       30-JUN-96       30-JUN-95

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                             $ 308,658      $  91,847

Adjustments to reconcile net income to net cash:
Depreciation and amortization                            342,943        361,712

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                87,804          5,931
(Increase) decrease in inventories                       (12,923)       (10,029)
(Increase) decrease in prepaid insurance                 (12,271)       (22,304)
(Increase) decrease in deposits                           (7,799)       (31,405)
Increase (decrease) in accounts payable and
 accrued liabilities                                    (138,905)      (240,042)
                                                      -----------     ----------

Net cash provided (used) by operating activities         567,507        155,710
                                                      -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment            (1,931,928)      (119,608)
Proceeds to borrowers                                   (217,072)      (138,848)
Repayment by borrowers                                   274,081        392,653
                                                      -----------      ---------

Net cash provided (used) by investing activities      (1,874,919)       134,197
                                                      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated debt                                          (336,820)
Issuance of common stock                                  49,341        375,741
Issuance of preferred stock                               80,000
Redemption of preferred stock                           (939,000)
Additional paid-in-capital                               316,643
Increase (decrease) in notes payable                   1,852,451       (793,588)
Dividends paid
                                                      -----------       --------
Net cash provided (used) by financing activities       1,359,435       (754,667)
                                                      -----------       --------

NET INCREASE (DECREASE) IN CASH                           52,023       (464,760)

CASH - beginning of period                               696,119      1,018,781
                                                      -----------      ---------

CASH - ending of period                                 $748,142      $ 554,021
                                                      ===========      =========



     The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 1996 AND 1995


Note 1. OPINION OF MANAGEMENT
The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and the Company's FORM 8-K, filed June 10, 1996.

Note 2. LEGISLATIVE ACTION
In April 1996, the Louisiana Legislature approved a local-option bill which gives the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. The Company anticipates being able to operate under its current licenses until July 1999, if the parishes where its properties are located do not approve the continuation of truck stop video poker.

Note 3. ACQUISITION OF ASSETS
On June 10, 1996, Company acquired 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") and 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") from International Tours, Inc. ("International"). Both corporations were wholly-owned subsidiaries of International.

I.T. Cruise is an Oklahoma corporation that was formed in 1993. I.T. Cruise has served as the cruise marketing division of International since that time. The principal business of I.T. Cruise is to coordinate cruise marketing programs between the various major cruise lines and International's network of approximately 1,400 travel agency locations. I.T. Cruise enters into contracts with the cruise lines that provide for favorable commission structures and marketing support for the International network. The contracts also provide for I.T. Cruise to receive an override payment based on the cruise sales volume of the International network. I.T. Cruise has a twenty year contract with International pursuant to which International granted I.T. Cruise the exclusive right to provide such services to International's network of travel agency locations. The contracts with the cruise lines generally are negotiated on an annual basis.

GalaxSea is an Oklahoma corporation that was formed in September 1995. Effective October 1, 1995, GalaxSea acquired substantially all of the operating assets of GalaxSea Associates, Inc. (GAI), a Florida corporation. GalaxSea currently has 23 franchisees in its system. Each franchisee pays a monthly license fee, rather than a royalty percentage based on that agency's annual cruise sales volume. The principal business of GalaxSea will continue to be the granting of franchises for the operation of travel vacation stores that specialize in the marketing and selling of cruise travel, tours and related travel arrangements according to the concept and business system developed by GalaxSea and GAI. GalaxSea has contracts with most major cruise lines which provide for GalaxSea to receive override payments based on the cruise sales of all GalaxSea franchisees. These contracts also generally provide for favorable commission structures for the franchisees.

As part of the acquisition of GalaxSea by the Company, GalaxSea and International entered into a long-term joint marketing agreement, pursuant to which GalaxSea will have access to market its Add-on franchises to International's network of approximately 1,400 travel agency locations. The Company's primary goals with GalaxSea are to expand the system by adding franchisees and to increase the cruise sales volume of all stores.

Effective June 1, 1996 the Company began recording revenue and expense from I.T. Cruise and GalaxSea. As a result of this transaction, the Company recorded $1,629,341 in goodwill which will be amortized over a sixty month period.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company ended its second quarter with $748,142 in cash and other current assets amounting to $471,720, including inventories and prepaid expenses totaling $142,307 and receivables of $344,834. The Company's liabilities totaled $6,194,570 at June 30, 1996, including accounts payable and accrued liabilities of $656,718, current notes payable of $1,499,296, long-term notes payable of $3,258,556 and preferred stock dividends payable of $780,000. This represents an increase of $1,913,460 from $4,281,110 at December 31, 1995. This increase was comprised of payments totaling $758,996 which were applied to: long and short-term debt to banks and equipment manufacturers amounting to $238,709; principal reduction on the Gold Rush casino and truck stop amounting to $381,294; and a reduction in accounts payable and accrued liabilities totaling $138,993 offset by an increase in liabilities recorded at June 30, 1996 related to the acquisition of GalaxSea Cruises and Tours, Inc. (GalaxSea) and IT Cruise, Inc.(I.T. Cruise) amounting to $1,533,461, the redemption of Class A Preferred Stock of $939,000 and the final accrual of preferred dividends payable which added $200,000. This transaction placed an agreed moratorium on the accrual of dividends for two years, effective June 1, 1996, and obtained from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years.

Accounts payable and accrued liabilities of $656,718 included $230,177 in trade payables, payroll and payroll taxes of $66,572, casino distributions of $176,355, state franchise taxes of $151,859 and accrued interest of $31,755.

The current portion of notes payable totaling $1,499,296, includes: various notes related to the purchase of I.T. Cruise and GalaxSea totaling $627,511; the stock purchase resulting from the Gold Rush acquisition amounting to $320,252; current notes payable of $155,353; video poker machine debt of $127,306; notes related to the partial redemption of Preferred Stock amounting to $52,631; equipment leases and other notes totaling $29,722; and $186,521 payable to a bank, originally obtained for the construction of the Pelican Palace and the purchase of the Lucky Longhorn, which was previously collateralized by the Pelican Palace, and recently rewritten on a five year amortization with the Gold Rush being substituted as collateral for the note.

Long-term notes payable of $3,258,559 include: $923,839 payable to a bank, originally obtained for the construction of the Pelican Palace and the purchase of the Lucky Longhorn, refinanced as noted above; the stock purchase debenture related to the acquisition of GalaxSea and I.T. Cruise totaling $905,950; the debenture for the partial redemption of Class A Preferred Stock amounting to $886,369; the stock purchase debenture resulting from the Gold Rush acquisition amounting to $505,778; and equipment leases and other notes totaling $36,623.

The Company believes it will be able to generate cash flow from operations to service all debt according to the terms and conditions specified in debt instruments. In addition, the Company believes cash flow from operations will be sufficient to pay accrued preferred dividends on the Company's Class A Preferred Stock, totaling $780,000, once current obligations on notes and debentures are satisfied. The Company also believes that it will be able to generate or obtain the necessary capital from outside sources for expansion projects, but there are no assurances that current economic conditions will prevail.

The remaining pre-Merger liabilities of WNGC constitute a note payable with a remaining balance of $155,353 at June 30, 1996; this note is also guaranteed by a director of the Company. The amount paid on WNGC pre-Merger liabilities totaled $38,000 during the six months ended June 30, 1996.

In July 1993, OM Investors, Inc. committed to loan $1,450,000 to the Curray Corporation (Curray) for the construction of the Pelican Palace truck stop and video poker facility in Toomey, Louisiana. Construction was commenced in 1993 and substantially completed in March 1994. The $1,450,000 loan was evidenced by a promissory note payable to the Company which was paid-in-full as of May 31, 1996. Under the Operating and Financing Agreement with Curray, 70% of the net income from the operation of the facility was dedicated to the repayment of the note. Now that the note receivable from Curray is paid-in-full, net income will be split 50% to the Company and 50% to Curray.

At June 30, 1996, property and equipment (net) at truck stop, video poker and office facilities totaled $1,413,952. As of June 30, 1996, the Company owed video poker equipment manufacturers a total principal amount of $127,306 pursuant to four promissory notes secured by such machines and equipment. These notes require total monthly principal and interest payments of $22,213. During the six months ended June 30, 1996, promissory notes to equipment manufacturers were reduced by $159,735.

During the fourth quarter of 1995, the Company retained a Certified Highway Engineer to evaluate its video poker facilities for the purpose of complying with State regulations, which require a minimum of 50,000 square feet of paved truck parking. The Company committed to fund approximately $187,000 to bring the following properties into compliance: the Pelican Palace in Toomey, Louisiana; King's Lucky Lady in Port Barre, Louisiana; the Gold Rush in Opelousas, Louisiana; and Stelly's Southern Gold in LeBeau, Louisiana. The Company also entered into agreements with a contractor to pave the parking areas defined as necessary to comply with State regulations for each property. The paving was completed before January 1, 1996 at all locations. State inspectors approved the Pelican Palace, King's Lucky Lady and the Gold Rush, but did not approve Stelly's Southern Gold, at which the engineer had certified 51,250 square feet was paved. State inspectors disallowed 7,800 square feet, claiming that additional driveways were needed to accommodate easier access to the highway, and suspended operations of the video poker casino on January 4, 1996. The Company protested the findings of the State inspectors, but gained no satisfaction. The State also required that the establishment license be re-applied for and re-issued, which made it necessary to gain re-approval from the local Fire Marshall before the video poker operation could reopen. The Company has paved an additional 10,000 square feet and has complied with all items which State inspectors have identified for correction. There can be no assurances as to when State approval may be given to re-open this property.

Effective June 10, 1996, the Company acquired GalaxSea Cruises and Tours, Inc. ("GalaxSea") and I.T. Cruise, Inc. ("I.T. Cruise"), companies engaged in the cruise travel industry. Cruise revenue as reported is presented on an accrual basis, and is estimated based on the receipt of quarterly cash payments of previous years actual revenue; adjusted for seasonal variations. Cruise revenue is comprised of overrides and commissions on cruise sales generated by I.T. Cruise from the International Tours, Inc. network and GalaxSea's franchise system. The Cruise lines make payments of overrides and commissions on a quarterly basis which are received 30-45 days following the end of each quarter. Bonus overrides and commissions are paid by the cruise lines on an annual basis, which are received 30-45 days into the next calendar year. GalaxSea franchisees are billed monthly for license fees.

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

There has been a significant increase during the last two years in the number of gaming establishments opening for operation in Louisiana and Mississippi, and competition for the business of gaming patrons has become very intense. As a result, it is expected that the profit margins, which may be expected by gaming establishments like the Company will be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

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

Results of Operations

Net Income for the second quarter ended June 30,1996.

Company operations resulted in net income before income taxes of $387,658 for the six months ended June 30,1996, an increase of $295,811, or 322% from 1995's $91,847. The Company recorded the 70% revenue interest it received in the Pelican Palace as a repayment of a note receivable, which amounted to $236,616 through May 31,1996 . This note receivable has been satisfied, therefore fifty percent of the operating profit generated at the Pelican Palace after May 31, 1996 is now recorded as income to the Company. Effective June 1, 1996 the Company began recording income from GalaxSea and IT Cruise operations, which amounted to $12,185 through June 30, 1996.

Revenues totaled $8,859,732 for the six months ended June 30, 1996, compared to $7,329,910 for 1995, up 21%.

Video Poker revenues amounted to $6,053,471 through June 30,1996, down 2% from 1995's $6,152,412. Discontinued operations at Landry's Silver Fox and Stelly's Southern Gold, and increased competitive pressure at the Lucky Longhorn, King's Lucky Lady, the Pelican Palace and Route Operations, resulted in a combined decrease of $1,436,266 in Video Poker revenue from 1995 to 1996. This was off-set by the acquisition of the Gold Rush which generated $1,337,325 through June 30, 1996.

Video Poker revenue production by location for the six months ended June 30, 1996 and 1995 respectively, was as follows: Lucky Longhorn, Vinton, LA -
$1,909,081  in 1996  and  $2,211,964  in  1995;  Pelican  Palace,  Toomey,  LA -
$1,406,485  in 1996 and  $1,425,753  in 1995;  the Gold  Rush -  Opelousas,  LA,
generated $1,337,325 in 1996; King's Lucky Lady, Porte Barre, LA - $1,154,420 in 1996 and $1,231,835 in 1995; Route Operations - South, LA - $241,312 in 1996 and
$333,520 in 1995; Stelly's Southern Gold - LeBeau, LA - $4,849 in 1996 and $202,446 in 1995; Landry's Silver Fox, Jeanerette, LA - discontinued operations in 1996 and $746,894 in 1995;

Fuel, convenience store, food and beverage operating revenues amounted to $2,747,286 for the six months ended June 30, 1996 compared to 1995's $1,177,498, an increase of 133%. Fuel and convenience store sales amounted to $2,083,966 for the six months ended June 30, 1996 compared to $693,778 in 1995. Food and beverage sales totaled $663,320 for the six months ended June 30, 1996 compared to $483,720 in 1995. The Gold Rush generated total retail revenues of $1,353,230; at King's Lucky Lady, combined retail revenues were $1,285,835, an increase of 22% over 1995's $1,056,398; and the Pelican Palace produced retail revenues of $108,221, up 8% from $100,121 in 1995.

Cruise revenues for the six months ended June 30, 1996 totaled $58,975. This amount represents an accrual of $40,000 for overrides and commissions on cruise sales volume resulting from I.T. Cruise's contracts with International Tours, Inc.; and the accrual of GalaxSea's franchise system revenues, comprised of $8,000 in overrides and commissions and $10,975 in monthly license fees.


Casino Operations:
The Gold Rush generated total revenue of $2,690,555 for the first six months of 1996. Average daily Video Poker revenue per device (50 devices) was $147 for the six months ended June 30, 1996. Combined retail revenues amounted to $1,353,230 for the six months ended June 30, 1996: truck stop - $1,179,083; food and beverage - $174,147. Operating profit from the Gold Rush amounted to $499,792, representing 46% of the Company's aggregate operating profit for the 1996 period, which is defined as Revenues less Cost of Revenues and Direct Operating Expense as illustrated in the consolidated statement of operations.

King's Lucky Lady generated total revenue of $2,440,255 for the first six months of 1996 compared to $2,288,233 in 1995, up 7%. Average daily Video Poker revenue per device (50 devices) was $127 for the six months ended June 30,1996 compared to 1995's $136. Combined retail revenues were $1,285,835, an increase of 22% over 1995's $1,056,398: truck stop - $904,883, an increase of 30% over 1995's
$693,778;  food and beverage - $380,952, up 5% from $362,620 in 1995. During the third quarter of 1995, another competitor opened 14 miles away with thirty-five video poker machines. This new casino is promoting heavily to attract local clientele, and is having a direct impact on King's as well as the Gold Rush. The Company anticipates continued competitive pressure which will make it difficult to regain market share. Operating profit from King's amounted to $233,739, a decrease of 23% from 1995's $303,782; this represents 22% and 36%, respectively, of the Company's aggregate operating profit.

The Lucky Longhorn generated total revenue of $1,909,081 for the first six months of 1996 compared to $2,211,964 in 1995. Average daily Video Poker revenue per device (50 devices) was $210 for the first six months compared to 1995's $244. The Longhorn has eighteen competitors in its market area, including four riverboats, of which one was licensed in June of 1996 and two were added during 1995. In addition, after a major full-scale Native American casino opened in 1994, absorbing a substantial portion of market share, it then almost doubled its gaming capacity during the third quarter of 1995, which significantly affected the Longhorn's results for the first six months of 1996. Operating profit from the Longhorn for the six months ended June 30, 1996 was $370,511, a decrease of 12% from 1995's $419,997; this represents 34% and 50%, respectively, of the Company's aggregate operating profit.

The Pelican Palace generated total revenue of $1,514,706 for the first six months 1996 compared to $1,525,874 in 1995, down 1%. Average daily Video Poker revenue per device (50 devices) was $155 for the first six months compared to 1995's $158. Combined retail revenues totaled $108,221, up 8% from $100,121 in 1995. The Pelican Palace was subject to the same competitive pressures as the Lucky Longhorn during the first six months ended June 30, 1996. Operating profit from the Pelican Palace was $120,241 for 1996, an increase of 37% from 1995's $88,023; this represents 11% of the Company's aggregate operating profit for 1996 and 1995. However, as noted above, the Company also received distributions of $236,616 of the Pelican Palace's operating profit during 1996 in payment of the Company's note receivable from Curray; which was paid-in-full as of May 31, 1996. As of June 1, 1996, fifty percent of the operating profit generated at the Pelican Palace was recorded as income to the Company.

Route Operations generated total revenue of $241,312 in 1996 and $333,520 in 1995. Operating profit for the six months ended June 30, 1996 was $34,667, a decrease of 30% from 1995's $49,744; this represents 3% and 6%, respectively, of the Company's aggregate operating profit. Increased competition resulted in discontinued operations at certain tavern sites, resulting in the sale of fourteen video poker machines. The Company currently has 27 devices operating within 12 locations.

Stelly's Southern Gold was closed for the majority of the first and second quarters of 1996 as a result of the truck parking compliance issue discussed above. Only $4,849 in Video Poker revenue was recorded in 1996 compared to $202,446 in 1995. A year-to-date operating loss totaling $20,249 was the result of additional license application fees, engineering costs, device fees, insurance and property taxes.

Landry's Silver Fox - operations were discontinued as of December 31, 1995. 1995 revenues for the first and second quarters amounted to $746,894 for Video Poker and $20,979 for retail sales. Operating profit amounted to $102,080 for the six months ended June 30,1995, representing 12% of the Company's aggregate operating profit.


Travel Operations:
Cruise revenues recorded for the month ended June 30, 1996 totaled $58,975. The resulting operating profit was $12,185 with an operating margin of 20.7%.

Expenses totaled $8,534,954 for the six months ended June 30, 1996 compared to $7,316,665 for 1995, up 17%.

The direct cost of revenue related to Video Poker operations includes fees paid to the State of Louisiana of $2,060,861, down 1% in 1996 from $2,083,422 in 1995, and profit sharing payments as defined in operating and management contracts of $1,413,006, down 23% in 1996 from 1995's $1,826,272. This decline in profit share payments resulted from lower Video Poker revenue at the Lucky Longhorn, the Pelican Palace and King's Lucky Lady, and discontinued operations at Stelly's Southern Gold and Landry's Silver Fox.

The cost of revenue related to retail sales from fuel, convenience store, food and beverage operations totaled $2,272,215, the cost of goods sold being 82.7% of retail sales in 1996; compared to 1995's $907,371, the cost of goods sold being 77.1% of retail sales. This increase was mainly due to the addition of the Gold Rush, which added $1,172,965 to the retail cost of revenues. At King's Lucky Lady, the retail cost of revenue totaled $1,033,008 for the six months ended

June 30, 1996 compared to 1995's $834,337. The increased margin in cost of sales resulted from a higher proportion of fuel sales, which amounted to $1,747,811 in 1996 compared to $569,383 in 1995, constituting 63.6% of the Company's retail sales in 1996 versus 48.4% in 1995. In order to comply with State regulations governing truck stops, the Company is being very aggressive in its marketing with very competitive fuel prices. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. In addition, food and beverage operations demonstrated an improvement in the margin of cost of goods sold to 46.1% in 1996 from 52.0% in 1995. Continued competitive pressure on all locations requires the marketing of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops also require the Company to operate three low volume restaurants on a 24 hour basis in order to maintain a complement of 50 video poker machines. All of these factors contribute significantly to the Company's low gross margin on sales.

Direct operating expenses for the six months ended June 30, 1996 totaled $2,023,770, up 21%, or $347,668, from 1995's $1,676,102; this represents 22.8%
and 22.9% of total revenue for 1996 and 1995 respectively. The majority of this increase, $469,939, was due to the addition of the Gold Rush, which added $294,558 to payroll related expenses and $175,381 to other direct operating expenses. Lower expense levels as a result of discontinued operations at Landry's Silver Fox and Stelly's Southern Gold totaled $206,657 and $30,269 respectively for the six months ended June 30, 1996. All other operations experienced a 3.8% growth in the cost of operations, up $54,256 from 1995 to 1996.

The direct cost of Cruise marketing franchise operations amounted to $46,790 for the month of June 1996.

General and administrative expenses for the six months ended June 30, 1996 totaled $304,688, down 23% from 1995's $311,400 demonstrating an improved cost margin to 3.4% of total revenue from 4.3% of total revenue in 1995.

Interest expense for the six months ended June 30,1996 was $141,133 in 1996, down $9,708, or 6%, from 1995's $150,841, as a result of the rapid reduction of debt in 1995, which continued into the first quarter of 1996. Depreciation and amortization of video poker machines, leasehold improvements and goodwill for the six months ended June 30, 1996 amounted to $342,943, down 5% from 1995's $361,712. Other revenue and expense, net, of $90,036 in 1996, includes rental income, interest income and ATM commissions; this compares to $78,602 for 1995.

Forward Looking Statements - Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: regulatory changes, regulatory approvals, the availability and cost of financing, to name a few.

                           PART II. OTHER INFORMATION



Items 2, 4 and 5 are omitted from this report as inapplicable.


Item 1. Legal Proceedings

On August 25, 1995, the Company filed a petition for declaratory judgement in the 14th Judicial District Court, Calcasieu Parish, Louisiana, seeking the court's interpretation of the Act of Contract and Agreement (the "Contract") under which Operator operates the Lucky Longhorn video poker casino. At issue is whether the Operator deducts the full 32.5% net device revenue tax, or only 22.5% (which was the statutory rate prior to the amendment of the statute effective July 1, 1994), in calculating net revenues for distribution under the Contract. The other party to the Contract filed an answer to the Company's suit on November 28, 1995 claiming that only the old rate should be deducted, and claiming that Operator was in default for deducting the higher rate and that the Contract should therefore be terminated. No trial date has been set, and settlement discussions are ongoing. The Company believes the issue will be resolved satisfactorily, but there can be no assurance in this regard.

Item 2. Changes in Securities

On June 10, 1996, the Company issued 4,934,106 shares of its common stock, par value $.01 per share ("Common Stock"), and 8,000,000 shares of a newly designated series of its preferred stock, par value $.01 per share, designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"), to International Tours, Inc. ("International") in consideration for 100% of GalaxSea and I.T. Cruise, the stock of the two subsidiaries of International acquired by the Company. Both corporations were wholly-owned subsidiaries of International. The 8,000,000 shares of Series B Preferred Stock are entitled to one vote for each share issued and they vote together with the Common Stock as one class, and not as a separate class, and are convertible into 8,000,000 shares of Common Stock. As a result of the issuance of the 4,934,106 shares of Common Stock and 8,000,000 shares of Series B Preferred Stock to International, International owns approximately 44% of the voting stock (Common Stock and Series B Preferred Stock combined as one class) of the Company, which may be deemed to have resulted in a change of control of Companyww. As a result, International is the largest shareholder of the Company, owning approximately 44% of the voting stock.

Item 3. Default Upon Senior Securities

Simultaneously with the acquisition of GalaxSea and I.T. Cruise, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 will exist as accrued dividends payable.


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

3.1.5 Form of "Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock" creating the Series B Preferred Stock, filed as Exhibit 10.1.4 to the Company's Current Report on Form 8-K dated June 10, 1996, and incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

*27.1         Financial Data Schedule required by Item 601 of Regulation S-B.


- - ----------------------

*    Filed herewith.

(b) A Form 8-K was filed on June 25, 1996, reporting an event dated June 10, 1996, which Form 8-K covered the following items:

          Item 1 - Changes in Control of Registrant
          Item 2 - Acquisition or Disposition of Assets
          Item 7 - Financial Statements and Exhibits

               NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION


                                   SIGNATURES

                                     -------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NORTH AMERICAN GAMING AND
                                          ENTERTAINMENT CORPORATION
                                          (Registrant)


                                          By: /s/ George J. Akmon
                                              ----------------------
                                              George J. Akmon
                                              Executive Vice-President &
                                              Chief Financial Officer (Principal
                                              Financial and Chief Accounting
                                              Officer)



Date:    August 13, 1996
                                                        I:\WPWIN\10Q\2Q9610Q.WPD