Form 10QSB
period 1996-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1996-11-14
CIK 29952

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------


{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


                     NORTH AMERICAN GAMING AND ENTERTAINMENT
--------------------------------------------------------------------------------
               CORPORATION (Exact name of small business issuer as
                            specified in its charter)


         Delaware                                               75 - 2571032
------------------------------------                        -------------------
(State                                                       of incorporation or
                                                             organization)  (IRS
                                                             Employer
                                                             Identification No.)

13150 Coit Road, Suite 125 Dallas, Texas                             75240
-----------------------------------------                   -------------------

(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code                (972) 671-1133
                                                              ----------------

Former address and telephone number:        777 E. 15th Street
                                            Plano, Texas 75074
                                            (972) 423-9113

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes xx    No
                         ----    ----

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 1996: 19,645,698 ----------

Traditional Small Business Disclosure Format:              Yes xx   No
                                                              ----     ----

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                       30-Sep-96          31-Dec-95
                                                                       ---------          ---------
ASSETS                                                                 UNAUDITED

CURRENT ASSETS:
   Cash                                                             $   615,354        $   531,996
   Restricted cash                                                      178,305            164,123
   Accounts receivable                                                  195,566             92,791
   Inventories, at cost                                                  78,558             59,891
   Prepaid Insurance
                                                                         85,768             47,075
   Notes receivable - current                                           266,636            253,035
   Income taxes receivable                                                                 116,634
   Current deferred tax asset                                            15,421             10,161
                                                                   -------------       ------------
                  TOTAL CURRENT ASSETS                                1,435,608          1,275,706
PROPERTY AND EQUIPMENT, net of accumulated depreciation               1,441,316          1,660,542

OTHER ASSETS:
   Deposits                                                              71,940             47,246
   Revenue interest rights                                              299,593            338,113
   Goodwill and merger costs                                          2,399,551            720,451
   Notes Receivable-long-term                                            51,436             57,115
                                                                   -------------       ------------
                                                                      2,822,520          1,162,925
                                                                   -------------       ------------
                  TOTAL ASSETS                                       $5,699,444         $4,099,173
                                                                   =============       ============

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $   830,539       $   795,711
   Notes payable - current                                            1,549,420         2,096,065
   Preferred stock dividends payable                                    780,000           580,000
                                                                    ------------       -----------
TOTAL CURRENT LIABILITIES                                             3,159,959         3,471,776

NOTES PAYABLE-LONG-TERM                                                 916,035           143,884

NOTES PAYABLE TO CERTAIN STOCKHOLDERS-LONG-TERM                       2,011,340           665,450
                                                                    ------------       -----------
                  TOTAL LIABILITIES                                  $6,087,334        $4,281,110

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized,  8,000,000 and
 -0- Series B shares at 9/30/96 and
 12/31/95, respectively                                              $3,881,000        $4,800,000

Class A preferred stock, $3.00 par value, 1,600,000
shares authorized, 1,287,000 and 1,600,000 shares
issued at 9/30/96 and 12/31/95,  respectively                            80,000                 -
Common stock, $.01 par value, 25,000,000 shares
authorized,  19,645,595, and 14,711,589 shares
issued at 9/30/96 and 12/31/95, respectively                            196,435           147,094

Additional paid-in-capital (deficit)                                 (2,955,947)       (3,334,543)

Retained earnings (deficit)                                          (1,589,378)       (1,794,488)
                                                                   ------------       ------------
                  TOTAL STOCKHOLDERS' EQUITY                        $  (387,890)      $  (181,937)
                                                                   ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $5,699,444        $4,099,173
                                                                     ==========        ==========


                      The accompanying notes are an integral part of the financial statements



                       NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                                                    QUARTER ENDED                  NINE MONTHS ENDED
                                                              30-Sep-96         30-Sep-95        30-Sep-96  30-Sep-95
                                                              ---------         ---------        ---------  ---------

REVENUE:
   Video Poker Revenue                                       $3,463,115      $  2,900,517      $9,516,586   $9,052,929
   Truck Stop and Convenience Store                           1,600,192           607,085       4,347,478    1,784,582
   Cruise Revenue                                               249,897           308,872
                                                            -----------        ----------      ----------   ----------
                                                              5,313,204         3,507,602      14,172,936   10,837,511
                                                            -----------        ----------      ----------   ----------

COST AND EXPENSES:
   Cost of Revenues                                           3,311,506         2,314,565       9,061,082    7,131,175
   Direct Operating Expenses                                  1,385,065           868,181       3,408,835    2,544,283

   General and Administrative Expenses                          140,346           129,384         445,034      440,784
   Interest Expense                                             103,613            36,980         244,746      187,821
   Depreciation and Amortization                                285,108           188,556         628,051      550,268
                                                            -----------        ----------      ----------   ----------
                                                              5,225,638         3,537,666      13,787,748   10,854,331
                                                            -----------        ----------      ----------   ----------

OPERATING INCOME (LOSS)                                          87,566           (30,064)        385,188      (16,820)
                                                            -----------        ----------      ----------   -----------

OTHER REVENUE (EXPENSE), net                                     32,635           119,761         122,671      198,363
                                                            -----------        ----------      ----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        120,201           89,697          507,859      181,543

PROVISION FOR INCOME TAXES                                      (25,000)         (34,982)        (104,000)     (70,802)
                                                            -----------        ----------      ----------   ----------

NET INCOME                                                  $    95,201      $    54,715      $   403,859   $  110,741

LESS: Preferred Stock Dividends                                       -         (120,000)        (200,000)    (360,000)
                                                            -----------        ---------       ----------   ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK               $     95,201      $   (65,285)     $   203,859  $  (249,259)
                                                           ============        =========       ==========   ===========

EARNINGS PER SHARE - assuming no dilution                  $       0.01      $     (0.00)     $      0.01  $     (0.02)
                                                           ============        =========       ==========   ===========

PRO FORMA INFORMATION (UNAUDITED):
Net Income                                                 $   120,201       $    89,697     $    507,859  $   181,543
Provision for Income Taxes                                     (25,000)          (34,982)        (104,000)     (70,802)
Preferred Stock Dividends                                            -          (120,000)        (200,000)    (360,000)
                                                           ------------        ---------       ----------   ----------


   Net Income (loss) applicable to common stock          $      95,201     $    (65,285)    $   203,859    $  (249,259)
                                                           =============       ========        ==========   ==========

Net loss per common share - assuming no dilution         $        0.01    $       (0.00)    $      0.01    $    (0.02)
                                                           ============= ====================  ============ ==========




                            The accompanying notes are an integral part of the financial statements





                              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                       30-Sep-96                30-Sep-95
                                                                       ---------                ---------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                            $ 403,859                $ 181,544

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                           628,051                  550,268

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                               12,331                  (20,068)
(Increase) decrease in inventories                                      (18,682)                 (18,283)
(Increase) decrease in prepaid insurance                                (43,952)                 (25,599)
(Increase) decrease in deposits                                         (24,693)                 (42,034)
Increase (decrease) in accounts payable and accrued liabilities          34,916                 (345,490)
                                                                    ------------             -----------
Net cash provided (used) by operating activities                        991,830                  280,338
                                                                    ------------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, intangibles:
North American/OM Operating,LLC-equipment                                88,552                  (53,914)
New Orleans Video Poker-equipment                                      (121,003)
GalaxSea/I.T.Cruise, Inc. acquisition                                (2,096,188)
                                                                     ----------              -----------
                                                                     (2,128,639)                 (53,914)
Proceeds to borrowers                                                  (260,351)                (235,693)
Repayment by borrowers                                                  334,369                  554,559
                                                                    ------------             -----------

Net cash provided (used) by investing activities                     (2,054,621)                 264,952
                                                                    ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated debt
                                                                              -                 (336,820)
Issuance of common stock
                                                                         49,341                  375,741
Issuance of preferred stock                                             100,000                        -
Redemption of preferred stock                                          (939,000)                       -
Additional paid-in-capital                                              378,596                        -
Increase (decrease) in notes payable                                  1,571,394               (1,076,182)
                                                                    ------------             -----------
Net cash provided (used) by financing activities                      1,160,331               (1,037,261)
                                                                    ------------             -----------
NET INCREASE (DECREASE) IN CASH                                          97,540                 (491,971)

CASH - beginning of period                                              696,119                1,018,781
                                                                    ------------             -----------
CASH - ending of period                                                $793,659               $  526,810
                                                                    ============             ===========

                            The accompanying notes are an integral part of the financial statements
                                                        4

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           September 30, 1996 AND 1995


Note 1. OPINION OF MANAGEMENT
-----------------------------

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and the Company's FORM 8-K dated June 10, 1996, as amended by Form 8-K/A (Amendment no. One).

Note 2. LEGISLATIVE ACTION
--------------------------
At the general election held in Louisiana on November 5, 1996, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker. The local option initiative gave the voters in each parish the right to decide what forms of gaming they want to continue in their parish.

Note 3.  ACQUISITION  OF ASSETS
--------------------------------
On June 10, 1996, Company acquired 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") and 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") from International Tours, Inc. ("International"). Both corporations were wholly-owned subsidiaries of International.

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

As of June 1, 1996 the Company began recording revenue and expense from I.T. Cruise and GalaxSea. As a result of this transaction, the Company recorded $1,629,341 in goodwill which will be amortized over a sixty month period.

4. SUB-LEASE AND MANAGEMENT AGREEMENT Effective July 1, 1996 the Company entered into a sub-lease agreement with New Orleans Video Poker, Inc. (NOVP) to manage the Diamond Jubilee Video Porker Casino and Truck-Stop in New Orleans, LA. This agreement provides for a 50/50 split between the Company and NOVP of the net cash flow after debt service generated by the Diamond Jubilee. The agreement further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of NOVP, with the operating assets becoming the property of the Company. The Company has the option to purchase NOVP's 50% share of the cash flow for the remaining balance on the notes to NOVP principals which are reduced on a monthly basis from cash flow distributions. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.


Donald I. Williams, manager of OM Operating, LLC, is a 51% shareholder in NOVP, and currently holds a 5.65% ownership in North American Gaming and Entertainment Corporation.

Note 5. Accounting Policies
---------------------------

Cruise operations revenues are comprised of ovrerides and commisssions, monthly franchise license fees, franchise sales fees, marketing fees and training fees. Overrides and commissions and marketing fees are estimated and recorded based on cruise sales volume of the I.T. Cruise and GalaxSea franchisees.















                   (THIS SPACE WAS INTENTIONALLY LEFT BLANK)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company ended its third quarter with $793,659 in cash and other current assets amounting to $641,949, including inventories and prepaid expenses totaling $179,747 and receivables of $462,202. The Company's liabilities totaled $6,087,334 at September 30, 1996, including accounts payable and accrued liabilities of $830,539, current notes payable of $1,549,520, long-term notes payable of $2,927,375 and preferred stock dividends payable of $780,000. This represents an increase of $1,806,224 from $4,281,110 at December 31, 1995. This increase was comprised of reductions totaling $768,956 which were applied to long and short-term debt to banks and equipment manufacturers amounting to $310,268, and principal reduction on the Gold Rush casino and truck stop amounting to $458,688. This was offset by an increase in liabilities recorded at September 30, 1996, which included an increase in accounts payable and accrued liabilities totaling $34,828; liabilities related to the acquisition of GalaxSea Cruises and Tours, Inc. (GalaxSea) and IT Cruise, Inc.(I.T. Cruise) amounting to $1,414,070, the redemption of Class A Preferred Stock of $926,282 and the final accrual of preferred dividends payable which added $200,000. This transaction placed an agreed moratorium on the accrual of dividends for two years, effective June 1, 1996, and obtained from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years.

Accounts payable and accrued liabilities of $830,539 included $325,595 in trade payables, payroll and payroll taxes of $121,856, casino distributions of $180,279, state franchise taxes of $171,049 and accrued interest of $31,755.

The current portion of notes payable totaling $1,549,420, includes: various notes related to the purchase of I.T. Cruise and GalaxSea totaling $638,710; the stock purchase resulting from the Gold Rush acquisition amounting to $325,073; current notes payable of $135,353; video poker machine debt of $81,701; notes related to the partial redemption of Class A Preferred Stock amounting to $113,865; equipment leases and other notes totaling $64,180; and $190,538 payable to a bank, originally obtained for the construction of the Pelican Palace and the purchase of the Lucky Longhorn, which was previously collateralized by the Pelican Palace, and recently rewritten on a five year amortization with the Gold Rush being substituted as collateral for the note.

Long-term notes payable of $2,927,375 include: $874,656 payable to a bank, originally obtained for the construction of the Pelican Palace and the purchase of the Lucky Longhorn, refinanced as noted above; the stock purchase debenture related to the acquisition of GalaxSea and I.T. Cruise totaling $775,360; the debenture for the partial redemption of Class A Preferred Stock amounting to $812,417; the stock purchase debenture resulting from the Gold Rush acquisition amounting to $423,563; and equipment leases and other notes totaling $41,379.

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

The remaining pre-Merger liabilities of WNGC constitute a note payable with a remaining balance of $135,353 at September 30, 1996; this note is also guaranteed by a director of the Company. The amount paid on WNGC pre-Merger liabilities totaled $58,000 during the nine months ended September 30, 1996.

At September 30, 1996, property and equipment (net) at truck stop, video poker and office facilities totaled $1,441,316. As of September 30, 1996, the Company owed video poker equipment manufacturers a total principal amount of $81,701 pursuant to five promissory notes secured by such machines and equipment. The Company anticipates that these equipment notes will be paid-in-full by the end of the first quarter of 1997. During the nine months ended September 30, 1996, promissory notes to equipment manufacturers were reduced by $248,182.

The Company completed truck stop paving in order to maintain video poker licenses before January 1, 1996 at all locations. State inspectors approved the Pelican Palace, King's Lucky Lady and the Gold Rush, but did not approve Stelly's Southern Gold, at which the engineer had certified 51,250 square feet was paved. State inspectors disallowed 7,800 square feet of parking area at Stelly's Southern Gold in LeBeau, Louisiana, claiming that additional driveways were needed to accommodate easier access to the highway, and therefore suspended operations of the video poker casino on January 4, 1996. The Company protested the findings of the State inspectors, and on October 29, 1996 the Louisiana State Gaming Commission approved the reopening of Stelly's Southern Gold in LeBeau. Once the Company receives the final documentation from the state a re-start of operations will be initiated; this is expected sometime during the month of November 1996.

Effective June 10, 1996, the Company acquired GalaxSea and I.T. Cruise, companies engaged in the cruise travel industry. Cruise revenue as reported is presented on an accrual basis, and is estimated based on the receipt of quarterly cash payments of previous years actual revenue; adjusted for seasonal variations. Cruise revenue is comprised of overrides and commissions on cruise sales generated by I.T. Cruise from the International Tours, Inc. network and GalaxSea's franchise system. The cruise lines make payments of overrides and commissions on a quarterly basis which are received 30-45 days following the end of each quarter. Bonus overrides and commissions are paid by the cruise lines on an annual basis, which are received 30-45 days into the next calendar year. GalaxSea franchisees are billed monthly for license fees.

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


Results of Operations

Net Income for the nine months ended September 30,1996.

Company operations resulted in net income before income taxes of $507,859 for the nine months ended September 30,1996, an increase of $326,316, or 180% from 1995's $181,543. The Company recorded the 70% revenue interest it received in the Pelican Palace as a repayment of a note receivable, which amounted to $236,616 through May 31,1996. This note receivable has been satisfied, therefore fifty percent of the operating profit generated at the Pelican Palace after May 31, 1996 is now recorded as income to the Company, which was $230,630 for the nine months ended September 30, 1996 compared to $126,861 for 1995. Effective June 1, 1996 the Company began recording income from GalaxSea and IT Cruise operations, which amounted to $9,309 through September 30, 1996. The Company's operating profit before administrative charges amounted to $1,703,019 through September 30,1996, up 47% from 1995's $1,162,053.


Revenues totaled $14,172,936 for the nine months ended September 30, 1996, compared to $10,837,511 for 1995, up 31%.

Video poker revenues amounted to $9,516,586 through September 30,1996, up 5% from 1995's $9,052,929. Discontinued operations at Landry's Silver Fox and
Stelly's Southern Gold, and increased competitive pressure at the Lucky Longhorn, King's Lucky Lady, the Pelican Palace and Route Operations, resulted in a combined decrease of $2,137,446 in video poker revenue from 1995 to 1996. This was off-set by the acquisition of the Gold Rush, which generated $2,021,589 through September 30, 1996, and the Diamond Jubilee's $579,514 for the quarter ended September 30, 1996.

Video poker revenue production by location for the nine months ended September 30, 1996 and 1995 was as follows: Lucky Longhorn, Vinton, LA - $2,761,296 in 1996 and $3,248,321 in 1995; Pelican Palace, Toomey, LA - $2,054,426 in 1996 and
$2,103,820 in 1995; the Gold Rush - Opelousas, LA, generated $2,021,589 in 1996; King's Lucky Lady,

Porte Barre, LA - $1,757,903 in 1996 and $1,800,394 in 1995; the Diamond Jubilee
- New Orleans, LA, generated $579,514 in 1996; Route Operations - South, LA - $337,009 in 1996 and $474,914 in 1995; Stelly's Southern Gold - LeBeau, LA -
$4,849 in 1996 and $321,884 in 1995; Landry's Silver Fox, Jeanerette, LA - discontinued operations in 1996 and $1,102,996 in 1995;

Fuel, convenience store, food and beverage operating revenues amounted to $4,347,478 for the nine months ended September 30, 1996 compared to 1995's $1,784,582, an increase of 144%. Fuel and convenience store sales amounted to $3,289,481 for the nine months ended September 30, 1996 compared to $1,063,771 in 1995. Food and beverage sales totaled $1,057,997 for the nine months ended September 30, 1996 compared to $720,436 in 1995. The Gold Rush generated total retail revenues of $2,156,777; at King's Lucky Lady, combined retail revenues were $1,995,043, an increase of 24% over 1995's $1,609,969; and the Pelican Palace produced retail revenues of $175,075, up 25% from $140,385 in 1995. The Diamond Jubilee generated total retail revenues from beverage sales of $20,583.

Cruise revenues for the nine months ended September 30, 1996 totaled $308,872. This amount represents an accrual of $160,000 for overrides and commissions on cruise sales volume resulting from I.T. Cruise's contracts with International Tours, Inc. and marketing fees of $5,939; and the accrual of GalaxSea's franchise system revenues, comprised of $32,329 in overrides and commissions, $44,413 in monthly license fees, franchise sales fees of $26,750, marketing fees totaling $34,212 and training income of $5,229.

Casino Operations:
The Gold Rush generated total revenue of $4,178,366 for the first nine months of 1996. Average daily video poker revenue per device (50 devices) was $148 for the nine months ended September 30, 1996. Combined retail revenues amounted to $2,156,777 for the nine months ended September 30, 1996: truck stop - $1,884,353; food and beverage - $272,424. Operating profit from the Gold Rush amounted to $734,443, representing 43% of the Company's aggregate operating profit for the 1996 period, which is defined as Revenues less Cost of Revenues and Direct Operating Expense as illustrated in the consolidated statement of operations.

King's Lucky Lady generated total revenue of $3,752,946 for the first nine months of 1996 compared to $3,410,363 in 1995, up 10%. Average daily video poker revenue per device (50 devices) was $128 for the nine months ended September 30,1996 compared to 1995's $132. Combined retail revenues were $1,995,043, an increase of 24% over 1995's $1,609,969: truck stop - $1,405,128, an increase of 32% over 1995's $1,063,771; food and beverage - $589,915, up 8% from $546,198 in
1995. During the third quarter of 1995, another competitor opened 14 miles away with thirty-five video poker machines. This new casino is promoting heavily to attract local clientele, and is having a direct impact on King's as well as the Gold Rush. The Company anticipates continued competitive pressure which will make it difficult to regain market share. Operating profit from King's amounted to $381,267, a decrease of 2% from 1995's $389,143; this represents 22% and 33%, respectively, of the Company's aggregate operating profit.

The Lucky Longhorn generated total revenue of $2,761,296 for the first nine months of 1996 compared to $3,248,321 in 1995, down 15%. Average daily video poker revenue per device (50 devices) was $202 for the first nine months compared to 1995's $238. The Longhorn has eighteen competitors in its market area, including four riverboats, of which one was licensed in June of 1996 and two were added during 1995. In addition, after a major full-scale Native American casino opened in 1994, absorbing a substantial portion of market share, it then almost doubled its gaming capacity during the third quarter of 1995, which significantly affected the Longhorn's results for the first nine months of 1996. Operating profit from the Longhorn for the nine months ended September 30, 1996 was $540,578, a decrease of 19% from 1995's $614,205; this represents 32% and 53%, respectively, of the Company's aggregate operating profit.

The Pelican Palace generated total revenue of $2,229,501 for the first nine months 1996 compared to $2,243,205 in 1995, down 1%. Average daily video poker revenue per device (50 devices) was $150 for the first nine months compared to 1995's $154. Combined retail revenues totaled $175,075, up 25% from $140,385 in 1995. The Pelican Palace was subject to the same competitive pressures as the Lucky Longhorn during the first nine months ended September 30, 1996. Operating profit from the Pelican Palace was $230,630 for 1996, an increase of 82% from 1995's $126,861; this represents 14% of the Company's aggregate operating profit for 1996 and 11% for 1995. However, as noted above, the Company also received distributions of $236,616 of the Pelican Palace's operating profit during 1996 in payment of the Company's note receivable from Curray; which was paid-in-full as of May 31, 1996. As of June 1, 1996, fifty percent of the operating profit generated at the Pelican Palace was recorded as income to the Company.

The Diamond Jubilee generated total revenue of $600,097 for its first quarter of operations with the Company. Average daily video poker revenue per device (50 devices) was $126 for the three months ended September 30, 1996. Retail beverage revenues amounted to $20,583 for the period. Operating profit from the Diamond Jubilee amounted to $44,589, representing 3% of the Company's aggregate operating profit for the quarter.

Route Operations generated total revenue of $337,009 in 1996 and $474,914 in 1995. Operating profit for the nine months ended September 30, 1996 was $48,668, a decrease of 13% from 1995's $63,805; this represents 3% and 5%, respectively, of the Company's aggregate operating profit. Increased competition resulted in discontinued operations at certain tavern sites, resulting in the sale of fourteen video poker machines. The Company currently has 27 devices operating within 12 locations.

Stelly's Southern Gold was closed January 4, 1996 as a result of the truck parking lot compliance issue discussed above. Only $4,849 in video poker revenue was recorded in 1996 compared to $321,884 in 1995. A year-to-date operating loss totaling $25,906 was the result of additional license application fees, engineering costs, device fees, insurance and property taxes. Operating profit amounted to $69,072 for the nine months ended September 30,1995, and represented 6% of the Company's aggregate operating profit.

Landry's Silver Fox - operations were discontinued as of December 31, 1995. 1995 revenues for the first, second and third quarters amounted to $1,102,996 for video poker and $33,842 for retail sales. Operating profit amounted to $139,992 for the nine months ended September 30,1995, and represented 12% of the Company's aggregate operating profit.

Travel Operations: Cruise revenues recorded for thefour months ended September 30, 1996 totaled $308,872. The resulting operating profit was $9,309 through September 30, 1996.

Expenses totaled $13,787,748 for the nine months ended September 30, 1996 compared to $10,854,331 for 1995, up 27%.

The direct cost of revenue related to video poker operations includes fees paid to the state of Louisiana of $3,243,355, up 6% in 1996 from $3,070,303 in 1995, and profit sharing payments as defined in operating and management contracts of $2,201,091, down 18% in 1996 from 1995's $2,668,466. This decline in profit share payments resulted from lower video poker revenue at the Lucky Longhorn, the Pelican Palace and King's Lucky Lady, and discontinued operations at Stelly's Southern Gold and Landry's Silver Fox.

The cost of revenue related to retail sales from fuel, convenience store, food and beverage operations totaled $3,577,670, the cost of goods sold being 83.7% of retail sales in 1996; compared to 1995's $1,392,406, the cost of goods sold being 83.5% of retail sales. This increase was mainly due to the addition of the Gold Rush, which added $1,864,443 to the retail cost of revenues at 86.4% of retail sales. At King's Lucky Lady, the retail cost of revenue totaled $1,599,730, or 80.2% of retail sales for the nine months ended September 30, 1996 compared to 1995's $1,286,224 at 79.9% of retail sales. The proportion of fuel sales at both facilities drives the high margin in cost of sales, which amounted to $2,754,591 in 1996 compared to $876,725 in 1995, constituting 63.4% of the Company's retail sales in 1996 versus 49.1% in 1995. In order to comply with state regulations governing truck stops, the Company is being very aggressive in its marketing with very competitive fuel prices. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. In addition, food and beverage operations demonstrated an improvement in the margin of cost of goods sold to 44.5% in 1996 from 53.2% in 1995. Continued competitive pressure on all locations requires the marketing of lower price points, which in turn results in a significant number of sales at a low dollar value. The state regulations governing truck stops also require the Company to operate three low volume restaurants on a 24 hour basis in order to maintain a complement of 50 video poker machines. All of these factors contribute significantly to the Company's low gross margin on sales.

The cost of revenues also includes promotional and training production costs for cruise operations, as well as fees shared with business alliances, which amounted to $38,966 through September 30, 1996.

Direct operating expenses for the nine months ended September 30, 1996 totaled $3,408,835, up 34%, or $864,552, from 1995's $2,544,283; this represents 24.1%
and 23.5% of total revenue for 1996 and 1995 respectively. The majority of this increase was due to the addition of new operations: the Gold Rush added $464,209 to payroll related expenses and $287,999 to other direct operating expenses; cruise operations added $260,595; and the Diamond Jubilee added $132,595 for its first quarter of operation with the Company. Lower expense levels as a result of discontinued operations at Landry's Silver Fox and Stelly's Southern Gold totaled $314,028 and $43,172 respectively for the nine months ended September 30, 1996. All other operations experienced a 3.5% growth in the cost of operations, up $74,513, to $2,244,201 in 1996 from $2,119,688 in 1995.

General and administrative expenses for the nine months ended September 30, 1996 totaled $445,034, up 1% from 1995's $440,784; demonstrating an improved cost margin to 3.1% of total revenue from 4.1% of total revenue in 1995.

Interest expense for the nine months ended September 30,1996 was $244,746 in 1996, up $56,925, or 30%, from 1995's $187,821. This increase was due to the stock purchase debenture related to the acquisition of GalaxSea and I.T. Cruise, and the debenture for the partial redemption of Class A Preferred Stock. Depreciation and amortization of video poker machines, leasehold improvements and goodwill for the nine months ended September 30, 1996 amounted to $628,051, up 14% from 1995's $550,268. The increase was due to the amortization of goodwill related to the acquisition of GalaxSea and I.T. Cruise. Other revenue and expense, net, of $122,671 in 1996, includes rental income, interest income and ATM commissions; this compares to $198,363 for 1995.

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


Item 3. Default Upon Senior Securities

Simultaneously with the acquisition of GalaxSea and I.T. Cruise, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International Tours was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 will exist as accrued dividends payable.

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

*10.1 Stock Purchase and Registration Rights Agreement dated July 1, 1996 between the Company and New Orleans Video Poker company, Inc. ("NOVP").

*10.1.2 Sublease Agreement dated July 1, 1996 between OM Operating Company, LLC ("Operating") and NOVP.

*10.1.3 Consent to Sublease entered into as of October 7, 1996, by and between Operating, NOVP and Stanley Doussan.

*10.2 License to Operate Video Poker Casino dated effective December 15, 1995 between Operating and Ozdon Investments, Inc. relating to The Gold Rush Truck Stop.

*27.1         Financial Data Schedule required by Item 601 of Regulation S-B.

----------------------

*    Filed herewith.

(b) A Form 8-K/A (Amendment No. One) was filed on August 25, 1996, amending the Form 8-K reporting an event dated June 10, 1996, which Form 8-K/A (Amendment No.
One) covered the following items:

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


                            NORTH AMERICAN GAMING AND
                            ENTERTAINMENT CORPORATION
                                  (Registrant)


                   By:                /s/ George J. Akmon
                                      -------------------
                                      George J. Akmon
                                      Executive Vice-President &
                                      Chief Financial Officer (Principal
                                      Financial and Chief Accounting
                                      Officer)



Date:    November 13, 1996
























                                                                 A:\3Q9610Q.WPD

                               STOCK PURCHASE AND
                          REGISTRATION RIGHTS AGREEMENT


         This Stock Purchase and Registration Rights Agreement (the "Agreement") is made and entered into as of the 1st day of July, 1996 by and between NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION (the "Issuer"), and NEW ORLEANS VIDEO POKER COMPANY, INC. (the "Purchaser").

                              W I T N E S S E T H:

         WHEREAS, the Issuer and Purchaser are entering into a Sublease Agreement effective as of even date herewith relating to the operation of a video poker casino; and

         WHEREAS, Issuer has agreed to issue 450,000 shares (the "Shares") of its common stock, par value $.01 per share (the "Common Stock"), as partial consideration for Purchaser entering into the Sublease Agreement; and

         WHEREAS, it is a condition precedent to Issuer's issuance of the Shares and the Purchaser's execution of the Sublease Agreement, that the Issuer and the Purchaser shall have entered into this Registration Rights Agreement.

         NOW, THEREFORE, in consideration of the premises and mutual agreements hereinafter set forth, the Issuer and the Purchaser agree as follows:

         1. Acquisition of Shares. The Purchaser is aware that the Shares have not been registered pursuant to either the Securities Act of 1933, as amended (the "1933 Act"), or the applicable securities acts, rules, or regulations of any state (the "Blue Sky Laws"), on the ground that the issuance and delivery thereof are exempt from such registration under certain exemptions contained in the 1933 Act and applicable Blue Sky Laws. In order to assure the availability and applicability of such exemptions, the Purchaser hereby represents and warrants to, and covenants and agrees with, the Issuer that:

                  (i) The Purchaser is acquiring the Shares for the Purchaser's own account for investment and not with a view to any sale or distribution of all or any part thereof.

                  (ii) The Purchaser will hold the Shares subject to all the applicable provisions of the 1933 Act and the rules and regulations promulgated thereunder by the Securities and Exchange Commission ("Commission") and all applicable provisions of the Blue Sky Laws and will not at any time make any sale, transfer, or other disposition of the Shares in contravention of the provisions of the 1933 Act or the Blue Sky Laws.

                  (iii) In order to permit the Purchaser to evaluate the risks of and to make an informed investment decision with respect to the acquisition of the Shares, the Issuer has furnished and/or made available to the Purchaser (a) information regarding the Issuer, and its business, properties and financial position deemed necessary by the Purchaser to make an informed investment decision,
          (b) such other information as the Purchaser has deemed necessary in order to verify the information furnished and/or made available, and
          (c) the opportunity to ask questions of, and receive answers from, the Issuer or persons acting on its behalf concerning the Issuer and the terms and conditions of the Purchaser's acquisition of the Shares.

                  (iv) The Purchaser is able to bear the economic risks of the Purchaser's investment in the Shares for an indefinite period of time.

                  (v) The Purchaser will not make any sale, assignment, transfer, or other disposition of the Shares unless and until the
         Purchaser has given the Issuer written notice of the proposed disposition and the circumstances relating thereto and either (a) the Shares shall have been registered pursuant to the 1933 Act and the Blue Sky Laws or (b) counsel for the Issuer, or counsel satisfactory to the Issuer, shall have rendered a written opinion satisfactory to the Issuer that such registration is not required.

                  (vi) A legend in substantially the following form, in addition to any legend required by law or agreement to be noted thereon, may be noted conspicuously on the certificate or certificates evidencing the
         Shares:


                  "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES LAWS OF ANY STATE. THESE SHARES MAY NOT BE SOLD, TRANSFERRED, OR OTHERWISE DISPOSED OF UNLESS THEY ARE FIRST REGISTERED UNDER SUCH ACTS OR UNLESS COUNSEL FOR THE COMPANY OR OTHER COUNSEL SATISFACTORY TO THE COMPANY SHALL HAVE RENDERED AN
                  OPINION SATISFACTORY TO THE COMPANY TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED."

                  (vii) Stop transfer instructions may be issued to the transfer agent of the Issuer or a notation may be made in the appropriate records of the Issuer with respect to the Shares.

                  (viii) The Purchaser further acknowledges its understanding that, if Rule 144 under the 1933 Act ("Rule 144") is available with regard to the Shares, any sales pursuant to Rule 144 can only be made in full compliance with all of the provisions of Rule 144, including among other things, the following:

     (a) the Issuer must be providing adequate public information with respect to the Issuer during a specified time period immediately prior to the sale;

     (b)  a two-year holding period must be satisfied;

     (c) the amount sold in each 90-day period must not exceed one percent (1%) of the outstanding shares of the Issuer's Common Stock;

     (d) the sales must be made in ordinary broker's transactions as defined in Rule 144; and

     (e) the seller must file a notice of sale with the Commission concurrently with placing the order to sell.


2. (a) Piggy-Back Registration Right. If the Issuer at any time prior to July 1, 1998 proposes to file a registration statement under the 1933 Act covering any of its securities other than a registration on Form S-8 or Form S-4, or any successor or similar forms, for sale for its own account, it will each such time give prompt written notice of its intention to do so to the Purchaser and of the Purchaser's rights under this Agreement. Upon the written request of the Purchaser made within 30 days after the receipt of any such notice, the Issuer will use its best efforts to effect the registration under the 1933 Act of all Shares which the Issuer has been so requested to register by the Purchaser, to the extent requisite to permit the disposition of the Shares so to be registered, by inclusion of such Shares in the registration statement which covers the securities which the Issuer proposes to register; provided, that if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Issuer shall determine for any reason either not to register or to delay registration of such securities, the Issuer may, at its election, give written notice of such determination to the Purchaser and, thereupon, (i) in the case of a determination not ro register, shall be relieved of its obligation to register any Shares in connection with such registration and (ii) in the case of a determination to delay registering, shall be permitted to delay registering any Shares for the same period as the delay in registering such other securities.

(b) Priority in Piggy-Back Registrations. If (i) a registration pursuant to this Section involves an underwritten offering of the securities being registered to be distributed (on a firm commitment basis) by or through one or more underwriters of recognized standing under underwriting terms appropriate for such a transaction, and (ii) the managing underwriter of such underwritten offering shall inform the Issuer and the Purchaser by letter of its belief that the distribution of all or a specified number of such Shares concurrently with the securities being distributed by such underwriters would interfere with the successful marketing of the securities being distributed by such underwriters (such writing to state the basis of such belief and the approximate number of such Shares which may be distributed without such effect), then the Issuer may, upon written notice to the Purchaser, reduce pro rata (if and to the extent stated by such managing underwriter to be necessary to eliminate such effect) the number of such Shares and securities proposed to be sold by any person other than the Issuer the registration of which shall have been requested by the Purchaser and each person other than the Issuer so that the resultant aggregate number of such Shares so included in such registration shall be equal to the number of shares stated in such managing underwriter's letter.

(c) Demand Registration Rights. The Issuer will, as soon as possible following a written request by Purchaser received by the Issuer prior to July 1, 1988, file a shelf registration statement on Form S-3 covering the Shares and thereafter shall use its best efforts to cause the shelf registration statement to be declared effective as soon as practicable following such filing and to take any and all reasonable action within the Issuer's control (provided that such registration statement may be unusable during periods (which shall not exceed one hundred twenty consecutive days or an aggregate of one hundred eighty days within any three hundred sixty five day period) of pending acquisitions or other material events which would require a post-effective amendment or supplement to the shelf registration statement, it being agreed that the Issuer shall use its best efforts to file a post-effective amendment at the earliest practicable date so that the shelf registration statement will be useable), as may be necessary or appropriate to maintain such effectiveness until such time as neither the Purchaser nor any of its assignees own any Shares. Purchaser will cooperate fully with Issuer by filing comments or other documents with the SEC which may be required by the SEC, or by providing such documents as may be reasonably required by the Issuer. If the Purchaser proposes to dispose of any of the Shares pursuant to an underwritten offering the Purchaser shall have the right to select the underwriter.

     3. Indemnification. In connection with the registration of any of the Shares under the 1933 Act:

     (a) Issuer's Indemnification. The Issuer will indemnify and hold harmless the Purchaser, each person who controls the Purchaser within the meaning of the 1933 Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Purchaser' s officers and directors against any losses, claims, expenses, damages or liabilities (including reasonable attorney's fees) , joint or several, to which the Purchaser, its controlling persons or such officers and directors become subject under the 1933 Act, insofar as such losses, claims, expenses, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the registration statement in which the Shares are included (the "Registration Statement"), in any prospectus forming a part of the Registration Statement (the "Prospectus") or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Purchaser, each such controlling person or such officers and directors for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, expense, damage, liability or action; provided, however, that the Issuer will not be liable in any such case if but only to the extent that any such loss, claim, expense, damage or liability arises out of our is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished in writing to the Issuer by the Purchaser or Purchaser's underwriter expressly for inclusion in the Registration Statement.

     (b) Purchaser's Indemnification. The Purchaser will indemnify and hold harmless the Issuer and each underwriter of the Shares and each person who controls the Issuer or any such underwriter within the meaning of the 1933 Act and the Exchange Act, each officer of the Issuer who signs the Registration Statement and each director of the Issuer, against all losses, claims, expenses, damages or liabilities (including reasonable attorneys, fees), joint or several, to which the Issuer, any such underwriter or such officer or director or controlling person become subject under the Act, but only insofar as such losses, claims, expenses, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact made in reliance on and in conformity with information relating to the Purchaser furnished in writing to the Issuer expressly for inclusion in the Registration Statement.

     (c) Notification. Promptly after receipt by an indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party hereunder, notify the indemnifying party in writing thereof; provided, however, that any failure to give such notice will not waive any rights of the indemnified party except to the extent the rights of the indemnifying party are materially prejudiced. In case any such action shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in the defense thereof.

     (d) If the indemnification provided for in this Section 3 is unavailable or insufficient to hold harmless an indemnified party in respect of any losses, claims, expenses, damages or liabilities or actions in respect thereof, then each indemnifying party shall in lieu of indemnifying such indemnified party contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, expenses, damages, liabilities or actions in such proportion as is appropriate to reflect the relative fault of the Issuer, on the one hand, and the Purchaser, on the other, in connection with the statements or omissions which resulted in such losses, claims, expenses, damages, liabilities or actions as well as any other relevant equitable considerations, including the failure to give any required notice. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Issuer, on the one hand, or the Purchaser, on the other, and the parties, relative intent, knowledge, access to information and opportunity to correct or present such statement or omission. The Issuer and the Purchaser agree that it would not be just and equitable if contribution pursuant to this Section 3 (d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to above in this Section 3 (d) . The amount paid or payable to an indemnified party as a result of the losses, claims, expenses, damages, liabilities or actions in respect thereof referred to above in this Section 3(d) shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

4. Expenses. In connection with a piggy-back Registration Statement in which the Shares are included pursuant to Section 2(a), the Issuer shall pay all expenses incident to the Issuer's performance of or compliance with its obligations hereunder, including, without limitation, all registration, filing and National Association of Securities Dealers, Inc. fees, all fees and expenses of complying with securities or Blue Sky Laws, all word processing, duplicating and printing expenses, messenger and delivery expenses, and the reasonable fees and disbursements of the Issuer's counsel and of its independent public accountants; and Purchaser will be responsible for any expenses incurred by it, including for its own counsel, accountants, underwriters and representatives. In connection with a demand Registration Statement in which the Shares are included pursuant to Section 2(c), Purchaser shall pay all expenses incident to the Issuer's performance of or compliance with its obligations hereunder, including internal and external legal, accounting and administrative costs.

5. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of Texas, without regard to the conflict of law principles thereof.

6. Binding Effect. The obligations of this Agreement shall be binding upon the parties, their heirs, successors and legal representatives.

7. Assignment. This Agreement may not be assigned by any party without the prior written consent of the other party hereto, except that the Purchaser may assign all or any portion of its rights under this Agreement to a stockholder of Purchaser to which it transfers Shares in a private transaction exempt from the registration and prospectus delivery requirements of the 1933 Act, provided, at such time, Purchaser furnishes an opinion of counsel to such effect reasonably acceptable to the Issuer.

9. Amendment. Amendments to this Agreement may only be made in writing signed by each of the parties.

10. Entire Agreement. This Agreement contains the entire understanding of the parties and there are no other agreements, written or oral, regarding the subject matter hereof.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION



                                         By:________________________________
                                            George J. Akmon,
                                            Executive Vice President


                                         NEW ORLEANS VIDEO POKER
                                         COMPANY, INC.



                                         By:_________________________________

                                         Its:________________________________

A:\REGISRTS.3

                               SUBLEASE AGREEMENT


         THIS SUBLEASE AGREEMENT ("Sublease") is entered into effective as of July 1, 1996 (the "Effective Date") by and between NEW ORLEANS VIDEO POKER COMPANY, INC. (hereafter "Sublessor") and OM OPERATING, L.L.C. (hereafter "Sublessee").

         WHEREAS, Sublessor and Stanley Doussan (hereafter "Doussan") and certain other parties entered into that certain Assignment of Agreements and Releases in December 1992 relating to a Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement dated July 10, 1992, pursuant to which Sublessor assumed all of the responsibilities and obligations under such Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement and Doussan consented to such assumption of duties by Sublessor and the assignment of such agreements to Assignor; and

         WHEREAS, Sublessor and Doussan entered into that certain Amendment to Lease and Addendum to Lease dated December 15, 1992, which amended the Lease Agreement dated July 10, 1992 and the Addendum to Lease dated July 10, 1992; and

         WHEREAS, the Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement dated July 10, 1992, as amended by the Amendment to Lease and Addendum to Lease dated December 15, 1992, are hereinafter referred to as the "Operator's Agreements"; and

         WHEREAS, Sublessor desires to sublease to Sublessee and Sublessee desires to sublease from Sublessor the properties, rights, privileges and benefits to which Sublessor is entitled under the Operator's Agreements relating to the video poker casino, bar, related parking area and gasoline pump located on the back parking lot of the video poker casino building; and

         WHEREAS, Sublessor desires to continue to retain the properties, rights, privileges and benefits, as well as the obligations, relating to all other aspects of the Operator's Agreements, specifically the truck stop and restaurant located in the separate building and the related fuel operations; and

         WHEREAS, capitalized terms used herein shall have the same meaning as in the Operator's Agreements except where the context herein clearly indicates otherwise, or except where there is a conflict, in which case the term as used in the Lease Agreement shall control; and

         WHEREAS, this Sublease is contingent upon the consent of Doussan and Sublessee's obligations hereunder shall not commence until such written consent has been obtained and delivered to Sublessee.

         NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises and covenants set forth herein, together with other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

                       Demise and Description of Property

         1. Sublessor leases to Sublessee and Sublessee leases from Sublessor that portion of the Property, as described in the Lease, constituting the separate building housing the video poker casino and bar, together with the related parking lot and one gas pump located at the back of said parking lot (the "Subleased Premises"), and all of Sublessor's rights, privileges and benefits under the Operator's Agreements relating to the Subleased Premises, including, without limitation, the right to operate the video poker casino, the bar, the parking lot and the gas pump, it being understood that Sublessee shall be responsible for operating and managing the video poker casino, bar, related parking area and the gas pump located in the parking area, and Sublessor shall be responsible for all other operations and activities under the Operator's Agreements relating to the Property.

                                      Term

         2. The term of this Sublease shall be for a period of one year from the Effective Date, subject to automatic renewal, at the election of Sublessee, upon thirty days' advance written notice to Sublessor prior to the expiration of the initial term or any renewal term; provided, however, Sublessee may terminate this Sublease at any time upon thirty days' written notice to Sublessor; and, provided, further, that Sublessee may terminate this Sublease immediately upon written notice to Sublessor in the event (i) any of the Operator's Agreements are in default or are terminated, or (ii) Sublessor is in default under any of its obligations to Sublessee hereunder; and, provided, further, that the maximum number of renewals shall be thirty (30) one year renewals; and, provided, further, that Sublessor may terminate this Sublease immediately upon written notice to Sublessee if, after payment of all indebtedness assumed by Sublessee set forth in Section 3 hereof, the rental payments to Sublessor set forth in the first paragraph of Section 3 hereof are less than $5,000 per month for five consecutive months.

                           Consideration to Sublessor

         3. As consideration for the Sublease, Sublessee hereby agrees during the term of this Sublease to assume and be bound by all the terms, conditions, provisions and obligations of Sublessor under the Operator's Agreements relating to the Subleased Premises, and Sublessee agrees to pay to Sublessor within twenty (20) days following the end of each calendar month an amount equal to fifty (50%) of the net operating cash flow from the operations of the truck stop and casino after deduction for (i) all cash costs and expenses paid by Sublessee for the month, (ii) any reserves deemed appropriate by Sublessee for such month and (iii) interest and principal on any indebtedness of Sublessee on any furniture, fixtures or equipment purchased by Sublessee and placed in the video poker casino, bar or on the parking lot, including, without limitation, the fifty (50) video poker machines and automated teller machine to be purchased by Sublessee in accordance with the following paragraph. Sublessor hereby acknowledges that such consideration is adequate and that Sublessor is not entitled to any further rent or lease payments during the term of this Sublease.

Sublessee hereby agrees to purchase from Sublessor, and Sublessor hereby agrees to sell to Sublessee, (i) the fifty (50) existing video poker machines and (ii) the automated teller machine located in the Subleased Premises effective as of the Effective Date in consideration of Sublessee assuming the existing indebtedness on such machines payable to (i) Prime Finance Corporation and

 (ii) Equitable Trust Savings Bank, respectively, having unpaid principal balances as of the Effective Date of $41,674.55 and $11,262.60, respectively; provided, however, upon termination of this Sublease by Sublessee in accordance with Section 2, said fifty (50) video poker machines and automated teller machine shall revert back to Sublessor and be deemed to be owned by Sublessor without further consideration; provided, further, that if the fuel requirements for the Property are not met so that any of the video poker machines are required to be removed from the Property or the operation thereof is required to be terminated, such machines shall also revert back to Sublessor and be deemed to be owned by Sublessor without further consideration; provided, further, at such time as any of the video poker machines or automated teller machine revert back to Sublessor for any reason, Sublessor shall be responsible for assuming and resuming payment of any of the foregoing indebtedness payable to Prime Finance Corporation or Equitable Trust Savings Bank which remains unpaid at such time, and shall hold Sublessee harmless from any liability for any continuing payments thereof. Sublessor hereby represents and warrants to Sublessee that the fifty (50) video poker machines and the automated teller machine are free and clear of all liens, claims and encumbrances except for the indebtedness payable to Prime Finance Corporation and Equitable Trust Savings Bank set forth in this
Section 3.

                            Use of Subleased Premises

         4. The Subleased Premises shall be used by Sublessee for the purposes which Sublessor is allowed to use them under the Operator's Agreement and for uses normally incident to those purposes.

                   Limited Assumption Agreement and Covenants

         5. The Sublessee shall comply with all of the provisions of the Operator's Agreements that relate to the Subleased Premises and are to be performed by the Sublessor during the term of this Sublease, and the rent and other expenditures made thereunder by Sublessee shall be considered operating expenses for purposes of net operating cash flow under Section 3 of this Sublease. However, it is expressly understood and agreed between Sublessor and Sublessee that this Sublease does not constitute an assumption of, and does not relate to, any portion of the Lease, Operator's Agreements or the Property, other than the Subleased Premises, notwithstanding any provision to the contrary contained in the Lease or any of the Operator's Agreements.

                Payment/Collection of Rent on Behalf of Sublessor

         6. Sublessor hereby appoints Sublessee as its limited agent for purposes of making all of the rental payments under the Lease and Operator's Agreements to Doussan and for collecting from F&F Enterprises, a Louisiana partnership, the rent and other amounts payable to Sublessor under the Operator's Agreement. Sublessor hereby authorizes Sublessee to offset the amount collected from F&F Enterprises against the payments made by Sublessee to Doussan on behalf of Sublessor and the negative resulting balance shall be deemed a cash operating expense under Section 3 and shall be split 50/50 between Sublessee and Sublessor.

         Option to Acquire Remainder of Lease and Operator's Agreements

         7. Sublessor hereby grants to Sublessee the option, exercisable upon thirty days' advance written notice, to sublease the remainder of the Property and obtain all of Sublessor's rights, privileges and benefits under the Operator's Agreements, and undertake all of the responsibilities and obligations and duties of Sublessor under the Operator's Agreements. Such option shall expire upon termination of this Sublease. In the event Sublessee exercises said option, this Sublease shall be deemed amended so that the Subleased Premises shall mean all of the Property, the Sublease shall relate to all portions of the Operator's Agreement, and Sublessee shall be entitled to all of Sublessor's rights, privileges and benefits under the Operator's Agreements and be responsible for performing Sublessor's obligations and duties thereunder, without further need for amending this Sublease or entering into any further agreements. As a condition precedent to exercising such option, Sublessee agrees to assume payment of any remaining principal balance owing by Sublessor at the date of exercise of such option to the existing stockholders of Sublessor (hereinafter referred to collectively as the "Shareholder Notes"), which have an aggregate outstanding principal balance as of the Effective Date of $569,816.84, and which are generally referred to as being payable to three separate groups of shareholders, as follows: (i) $187,438.73 payable to the "Keith Group", (ii) $187,980.83 payable to the "Peaks Group", and (iii) $194,397.28 payable to the "Hampton Group". It is also expressly understood and agreed by Sublessor and Sublessee that the balance of the Shareholder Notes required to be assumed by Sublessee upon exercise of such option shall be reduced monthly by 91% of each dollar paid to Sublessor by Sublessee under this Sublease, regardless whether such amount is applied by Sublessor against payment of the Shareholder Notes; it being understood that the other 9% is the interest rate payable by Sublessor on the Shareholder Notes; it being the intention that the principal balance of the Shareholder Notes to be assumed by Sublessee shall be deemed to be reduced by a deemed principal payment each month equal to 91% of the amount of all payments to Sublessor by Sublessee pursuant to this Sublease. Further, it is agreed that if any of the video poker machines revert back to Sublessor because the fuel requirements at the Property are not met, those video poker machines will be sold by Sublessor and 91% of the proceeds thereof (after payment of any portion of the indebtedness required to be paid thereon by Sublessor in accordance with
Section 3) shall be deemed to be  applied  against  payment  of the  Shareholder
Notes.

         Moreover, Sublessee and Sublessor hereby agree that if Sublessee sales all or substantially all of its assets in Louisiana, Sublessee shall be obligated to exercise such purchase option concurrently with such sale.

                             Furniture and Fixtures

         8. Except with regard to the fifty (50) video poker machines and the automated teller machine purchased from Sublessor hereunder pursuant to Section 3, all furniture and fixtures and equipment placed in the leased premises by Sublessee shall remain the property of Sublessee. The Sublessee may, at the expiration of the term of this Sublease, remove such furniture and fixtures (other than said fifty (50) video poker machines and the automated teller machine) if removal is done so as not to damage the leased premises.

                            Miscellaneous Provisions

                               Texas Law to Apply

         9.(a) This Sublease shall be construed under and in accordance with the laws of the State of Texas, and all obligations of the parties created hereunder are performable in Collin County, Texas as it relates to Sublessor and Sublessee only. Nothing herein shall be construed to subject or require Doussan to submit to the laws of the State of Texas.

                                  Parties Bound

         (b) This Sublease shall be binding on and inure to the benefit of the parties and their respective heirs, executors, administrators, legal representatives, successors, and assigns except as otherwise expressly provided in this Sublease. Notwithstanding the foregoing sentence, this Sublease may not be assigned by Sublessor or Sublessee without the prior express written consent of the other party.

                               Legal Construction

         (c) In case any one or more of the provisions contained in this Sublease shall for any reason be held to be invalid, illegal, or unenforceable in any respect, that invalidity, illegality, or unenforceability shall not affect any other provision and this Sublease shall be construed as if such invalid, illegal, or unenforceable provision had never been included.

                           Prior Agreements Superseded

         (d) This Sublease constitutes the sole agreement of the parties and supersedes any prior understandings or written or oral agreements between the parties respecting this subject matter.

                                 Attorney's Fees

         (e) If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this Sublease, the prevailing party shall be entitled to recover reasonable attorney's fees from the other party, which fees may be set by the court in the trial of such action or may be enforced in a separate action brought for that purpose, and which fees shall be in addition to any other relief which may be awarded.

                              Specific Performance

         (f) The parties declare that it is impossible to measure in money the damages which will accrue to either party, their heirs, executors, administrators, legal representatives, successors, or assigns by reason of a failure to perform any of the obligations under this Sublease. Therefore, if a party, its heirs, executors, administrators, legal representatives, successors, or assigns shall institute any action or proceeding to enforce the provisions of this Sublease, any person against whom such action or proceedings is brought agrees that specific performance may be sought and obtained for any breach of this agreement.
         Counterparts, One Agreement

         (g) This Sublease and all other copies of this Sublease, insofar as they relate to the rights, duties, and remedies of the parties, shall be deemed to be one agreement. This Sublease may be executed concurrently in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.




                                     Notice

         (h) Unless otherwise provided in this Sublease, any notice, tender, or delivery to be given by either party to the other may be effected by personal delivery in writing or by registered or certified mail, postage prepaid, return receipt requested, and shall be deemed received as of the time of actual receipt or three days following mailing if delivered by registered or certified mail, return receipt requested.

                                 Time of Essence

                  (i)       Time is of the essence in this Sublease.

Dated effective as of the Effective Date first written above.

                                         SUBLESSOR:

                                         NEW ORLEANS VIDEO POKER
                                         COMPANY, INC.

                                         By:      ______________________________

                                         Its:     ______________________________


                                         SUBLESSEE:

                                         OM OPERATING, L.L.C.


                                         By:      ______________________________
                                                  Don Williams, Manager


                                                              A:\SUBLEASE.3
                                       6

                               CONSENT TO SUBLEASE

     THIS CONSENT TO SUBLEASE (the "Consent") is entered into by and among OM OPERATING, L.L.C. ("Sublessee"), NEW ORLEANS VIDEO POKER COMPANY, INC. (hereinafter "Sublessor), and STANLEY DOUSSAN (hereafter "Doussan") who agrees as follows:

         WHEREAS, Sublessor and Doussan and certain other parties entered into that certain Assignment of Agreements and Releases in December 1992 relating to a Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement dated July 10, 1992, pursuant to which Sublessor assumed all of the responsibilities and obligations under such Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement and Doussan consented to such assumption of duties by Sublessor and the assignment of such agreements to Sublessor; and

         WHEREAS, Sublessor and Doussan entered into that certain Amendment to Lease and Addendum to Lease dated December 15, 1992, which amended the Lease Agreement dated July 10, 1992 and the Addendum to Lease dated July 10, 1992; and

         WHEREAS, the Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement dated July 10, 1992, as amended by the Amendment to Lease and Addendum to Lease dated December 15, 1992, are hereinafter referred to as the "Operator's Agreements"; and

         WHEREAS, Sublessor and Sublessee have entered into a Sublease Agreement, a true and correct copy of which is attached hereto as Exhibit "A" and incorporated herein for all purposes by this reference (the "Sublease"), pursuant to which Sublessee will perform the obligations of Sublessor under the Operator's Agreements relating to the video poker casino, bar, related parking area and one gasoline pump (the "Subleased Premises") for the term of the Sublease and in accordance with the terms and conditions of the Sublease; and

         WHEREAS, the Sublease is contingent upon Doussan's consent, and Sublessor and Sublessee have requested Doussan to signify his consent to the Sublease; and

         WHEREAS, Sublessee desires to perform the obligations and responsibilities of Sublessor under the Operator's Agreements, and be entitled to the rights, benefits and privileges inuring to Sublessor under the Operator's Agreements, relating to the Subleased Premises, for the term of, and in accordance with the terms and conditions of, the Sublease; and

         WHEREAS, Doussan desires to grant his consent to the Sublease and to Sublessee's right to perform the obligations and responsibilities of Sublessor, and be entitled to the rights, benefits and privileges of Sublessor, under the Operator's Agreements relating to the Subleased Premises; provided, however, Doussan does not hereby release Sublessor from any liability or claims arising out of the Operator's Agreements; and

         WHEREAS, Sublessor has granted to Sublessee the option to sublease the additional rights of Sublessor under the Operator's Agreements and Doussan desires to grant his consent to such option and the exercise of such option in the event it is exercised by Sublessee.

         NOW, THEREFORE, for and in consideration of the benefits to be derived by all of the parties herein, Sublessor, Sublessee and Doussan agree as follows:



         1. Effective as of the Effective Date (as therein defined) of the Sublease, Sublessor hereby subleases to Sublessee and grants unto Sublessee all of Sublessor's right, title and interest in and to the Operator's Agreements relating to the Subleased Premises for the term of the Sublease.

         2. Effective upon the Effective Date of the Sublease, Sublessee hereby agrees to assume and be bound by all the terms, conditions, provisions and obligations of Sublessor under the Operator's Agreements relating to the Subleased Premises during the term of the Sublease; provided, however, it is acknowledged, understood and agreed among the parties hereto that Sublessee's agreement to assume and be bound by such terms, conditions, provisions and obligations shall not constitute an assumption of, and does not relate to, any portion of the Lease, Operator's Agreements or the Property, as described in the Lease, other than the Subleased Premises.

         3. Effective as of the Effective Date of the Sublease, Doussan hereby consents to the Sublease of the Operator's Agreements from Sublessor to Sublessee relating to the Subleased Premises, and hereby consents to the granting of an option by Sublessor to Sublessee to a sublease of the remainder of the Operator's Agreements and Property from Sublessor to Sublessee and the exercise of such option without need for further consent from Doussan; provided, it is acknowledged, understood and agreed among the parties hereto that upon the exercise of such option, the Sublease shall be deemed to govern such new relationship and shall be deemed amended to cause the Subleased Premises to mean the entire Property and to cause the Sublease to relate to the entire Operator's Agreements.

         4. It is hereby acknowledged, understood and agreed by the parties hereto that the consent for the Sublease given by Doussan shall not, in any way, be interpreted as a release of Sublessor under the Operator's Agreements or a release or waiver of any claims, rights of action, and causes of action he has or may have against Sublessor under the Operator's Agreements.

         5. All parties to this Consent agree that the laws of the State of Louisiana shall be applied, and that in the event any matter is disputed the proper jurisdiction shall be Orleans Parish, Louisiana.

         IN WITNESS WHEREOF, the parties have executed this Consent on the date and place hereinafter set forth after due reading of the whole by all parties.

WITNESSES:                                           SUBLESSOR:

                                                 NEW ORLEANS VIDEO POKER
                                                 COMPANY, INC.

______________________________           By:      ______________________________
                                         Its:     ______________________________

                                         Date:    ______________________________

                                         Place:   ______________________________

                                         SUBLESSEE:


                                         OM OPERATING, L.L.C.


______________________________           By:      ______________________________
                                                  Don Williams, Manager

                                         Date:    ______________________________

                                         Place:   ______________________________


                                                              DOUSSAN:

-------------------------------             ------------------------------------
                                                              STANLEY DOUSSAN

                                         Date:    ______________________________

                                         Place:   ______________________________






                                                                   A:\SUBLEASE.5

                                                                       EXHIBIT A

                               SUBLEASE AGREEMENT


         THIS SUBLEASE AGREEMENT ("Sublease") is entered into effective as of July 1, 1996 (the "Effective Date") by and between NEW ORLEANS VIDEO POKER COMPANY, INC. (hereafter "Sublessor") and OM OPERATING, L.L.C. (hereafter "Sublessee").

         WHEREAS, Sublessor and Stanley Doussan (hereafter "Doussan") and certain other parties entered into that certain Assignment of Agreements and Releases in December 1992 relating to a Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement dated July 10, 1992, pursuant to which Sublessor assumed all of the responsibilities and obligations under such Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement and Doussan consented to such assumption of duties by Sublessor and the assignment of such agreements to Assignor; and

         WHEREAS, Sublessor and Doussan entered into that certain Amendment to Lease and Addendum to Lease dated December 15, 1992, which amended the Lease Agreement dated July 10, 1992 and the Addendum to Lease dated July 10, 1992; and

         WHEREAS, the Lease Agreement, Addendum to Lease, and Sublease and Operator's Agreement dated July 10, 1992, as amended by the Amendment to Lease and Addendum to Lease dated December 15, 1992, are hereinafter referred to as the "Operator's Agreements"; and

         WHEREAS, Sublessor desires to sublease to Sublessee and Sublessee desires to sublease from Sublessor the properties, rights, privileges and benefits to which Sublessor is entitled under the Operator's Agreements relating to the video poker casino, bar, related parking area and gasoline pump located on the back parking lot of the video poker casino building; and

         WHEREAS, Sublessor desires to continue to retain the properties, rights, privileges and benefits, as well as the obligations, relating to all other aspects of the Operator's Agreements, specifically the truck stop and restaurant located in the separate building and the related fuel operations; and

         WHEREAS, capitalized terms used herein shall have the same meaning as in the Operator's Agreements except where the context herein clearly indicates otherwise, or except where there is a conflict, in which case the term as used in the Lease Agreement shall control; and

         WHEREAS, this Sublease is contingent upon the consent of Doussan and Sublessee's obligations hereunder shall not commence until such written consent has been obtained and delivered to Sublessee.

         NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises and covenants set forth herein, together with other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

                       Demise and Description of Property

         1. Sublessor leases to Sublessee and Sublessee leases from Sublessor that portion of the Property, as described in the Lease, constituting the separate building housing the video poker casino and bar, together with the related parking lot and one gas pump located at the back of said parking lot (the "Subleased Premises"), and all of Sublessor's rights, privileges and benefits under the Operator's Agreements relating to the Subleased Premises, including, without limitation, the right to operate the video poker casino, the bar, the parking lot and the gas pump, it being understood that Sublessee shall be responsible for operating and managing the video poker casino, bar, related parking area and the gas pump located in the parking area, and Sublessor shall be responsible for all other operations and activities under the Operator's Agreements relating to the Property.

                                      Term

         2. The term of this Sublease shall be for a period of one year from the Effective Date, subject to automatic renewal, at the election of Sublessee, upon thirty days' advance written notice to Sublessor prior to the expiration of the initial term or any renewal term; provided, however, Sublessee may terminate this Sublease at any time upon thirty days' written notice to Sublessor; and, provided, further, that Sublessee may terminate this Sublease immediately upon written notice to Sublessor in the event (i) any of the Operator's Agreements are in default or are terminated, or (ii) Sublessor is in default under any of its obligations to Sublessee hereunder; and, provided, further, that the maximum number of renewals shall be thirty (30) one year renewals; and, provided, further, that Sublessor may terminate this Sublease immediately upon written notice to Sublessee if, after payment of all indebtedness assumed by Sublessee set forth in Section 3 hereof, the rental payments to Sublessor set forth in the first paragraph of Section 3 hereof are less than $5,000 per month for five consecutive months.

                           Consideration to Sublessor

         3. As consideration for the Sublease, Sublessee hereby agrees during the term of this Sublease to assume and be bound by all the terms, conditions, provisions and obligations of Sublessor under the Operator's Agreements relating to the Subleased Premises, and Sublessee agrees to pay to Sublessor within twenty (20) days following the end of each calendar month an amount equal to fifty (50%) of the net operating cash flow from the operations of the truck stop and casino after deduction for (i) all cash costs and expenses paid by Sublessee for the month, (ii) any reserves deemed appropriate by Sublessee for such month and (iii) interest and principal on any indebtedness of Sublessee on any furniture, fixtures or equipment purchased by Sublessee and placed in the video poker casino, bar or on the parking lot, including, without limitation, the fifty (50) video poker machines and automated teller machine to be purchased by Sublessee in accordance with the following paragraph. Sublessor hereby acknowledges that such consideration is adequate and that Sublessor is not entitled to any further rent or lease payments during the term of this Sublease.

         Sublessee hereby agrees to purchase from Sublessor, and Sublessor hereby agrees to sell to Sublessee, (i) the fifty (50) existing video poker machines and (ii) the automated teller machine located in the Subleased Premises effective as of the Effective Date in consideration of Sublessee assuming the existing indebtedness on such machines payable to (i) Prime Finance Corporation and

 (ii) Equitable Trust Savings Bank, respectively, having unpaid principal balances as of the Effective Date of $41,674.55 and $11,262.60, respectively; provided, however, upon termination of this Sublease by Sublessee in accordance with Section 2, said fifty (50) video poker machines and automated teller machine shall revert back to Sublessor and be deemed to be owned by Sublessor without further consideration; provided, further, that if the fuel requirements for the Property are not met so that any of the video poker machines are required to be removed from the Property or the operation thereof is required to be terminated, such machines shall also revert back to Sublessor and be deemed to be owned by Sublessor without further consideration; provided, further, at such time as any of the video poker machines or automated teller machine revert back to Sublessor for any reason, Sublessor shall be responsible for assuming and resuming payment of any of the foregoing indebtedness payable to Prime Finance Corporation or Equitable Trust Savings Bank which remains unpaid at such time, and shall hold Sublessee harmless from any liability for any continuing payments thereof. Sublessor hereby represents and warrants to Sublessee that the fifty (50) video poker machines and the automated teller machine are free and clear of all liens, claims and encumbrances except for the indebtedness payable to Prime Finance Corporation and Equitable Trust Savings Bank set forth in this
Section 3.




                            Use of Subleased Premises

         4. The Subleased Premises shall be used by Sublessee for the purposes which Sublessor is allowed to use them under the Operator's Agreement and for uses normally incident to those purposes.

                   Limited Assumption Agreement and Covenants

         5. The Sublessee shall comply with all of the provisions of the Operator's Agreements that relate to the Subleased Premises and are to be performed by the Sublessor during the term of this Sublease, and the rent and other expenditures made thereunder by Sublessee shall be considered operating expenses for purposes of net operating cash flow under Section 3 of this Sublease. However, it is expressly understood and agreed between Sublessor and Sublessee that this Sublease does not constitute an assumption of, and does not relate to, any portion of the Lease, Operator's Agreements or the Property, other than the Subleased Premises, notwithstanding any provision to the contrary contained in the Lease or any of the Operator's Agreements.

                Payment/Collection of Rent on Behalf of Sublessor

         6. Sublessor hereby appoints Sublessee as its limited agent for purposes of making all of the rental payments under the Lease and Operator's Agreements to Doussan and for collecting from F&F Enterprises, a Louisiana partnership, the rent and other amounts payable to Sublessor under the Operator's Agreement. Sublessor hereby authorizes Sublessee to offset the amount collected from F&F Enterprises against the payments made by Sublessee to Doussan on behalf of Sublessor and the negative resulting balance shall be deemed a cash operating expense under Section 3 and shall be split 50/50 between Sublessee and Sublessor.

         Option to Acquire Remainder of Lease and Operator's Agreements

         7. Sublessor hereby grants to Sublessee the option, exercisable upon thirty days' advance written notice, to sublease the remainder of the Property and obtain all of Sublessor's rights, privileges and benefits under the Operator's Agreements, and undertake all of the responsibilities and obligations and duties of Sublessor under the Operator's Agreements. Such option shall expire upon termination of this Sublease. In the event Sublessee exercises said option, this Sublease shall be deemed amended so that the Subleased Premises shall mean all of the Property, the Sublease shall relate to all portions of the Operator's Agreement, and Sublessee shall be entitled to all of Sublessor's rights, privileges and benefits under the Operator's Agreements and be responsible for performing Sublessor's obligations and duties thereunder, without further need for amending this Sublease or entering into any further agreements. As a condition precedent to exercising such option, Sublessee agrees to assume payment of any remaining principal balance owing by Sublessor at the date of exercise of such option to the existing stockholders of Sublessor (hereinafter referred to collectively as the "Shareholder Notes"), which have an aggregate outstanding principal balance as of the Effective Date of $569,816.84, and which are generally referred to as being payable to three separate groups of shareholders, as follows: (i) $187,438.73 payable to the "Keith Group", (ii) $187,980.83 payable to the "Peaks Group", and (iii) $194,397.28 payable to the "Hampton Group". It is also expressly understood and agreed by Sublessor and Sublessee that the balance of the Shareholder Notes required to be assumed by Sublessee upon exercise of such option shall be reduced monthly by 91% of each dollar paid to Sublessor by Sublessee under this Sublease, regardless whether such amount is applied by Sublessor against payment of the Shareholder Notes; it being understood that the other 9% is the interest rate payable by Sublessor on the Shareholder Notes; it being the intention that the principal balance of the Shareholder Notes to be assumed by Sublessee shall be deemed to be reduced by a deemed principal payment each month equal to 91% of the amount of all payments to Sublessor by Sublessee pursuant to this Sublease. Further, it is agreed that if any of the video poker machines revert back to Sublessor because the fuel requirements at the Property are not met, those video poker machines will be sold by Sublessor and 91% of the proceeds thereof (after payment of any portion of the indebtedness required to be paid thereon by Sublessor in accordance with
Section 3) shall be deemed to be  applied  against  payment  of the  Shareholder
Notes.

         Moreover, Sublessee and Sublessor hereby agree that if Sublessee sales all or substantially all of its assets in Louisiana, Sublessee shall be obligated to exercise such purchase option concurrently with such sale.

                             Furniture and Fixtures

         8. Except with regard to the fifty (50) video poker machines and the automated teller machine purchased from Sublessor hereunder pursuant to Section 3, all furniture and fixtures and equipment placed in the leased premises by Sublessee shall remain the property of Sublessee. The Sublessee may, at the expiration of the term of this Sublease, remove such furniture and fixtures (other than said fifty (50) video poker machines and the automated teller machine) if removal is done so as not to damage the leased premises.

                            Miscellaneous Provisions

                               Texas Law to Apply

         9.(a) This Sublease shall be construed under and in accordance with the laws of the State of Texas, and all obligations of the parties created hereunder are performable in Collin County, Texas as it relates to Sublessor and Sublessee only. Nothing herein shall be construed to subject or require Doussan to submit to the laws of the State of Texas.

                                  Parties Bound

         (b) This Sublease shall be binding on and inure to the benefit of the parties and their respective heirs, executors, administrators, legal representatives, successors, and assigns except as otherwise expressly provided in this Sublease. Notwithstanding the foregoing sentence, this Sublease may not be assigned by Sublessor or Sublessee without the prior express written consent of the other party.

                               Legal Construction

         (c) In case any one or more of the provisions contained in this Sublease shall for any reason be held to be invalid, illegal, or unenforceable in any respect, that invalidity, illegality, or unenforceability shall not affect any other provision and this Sublease shall be construed as if such invalid, illegal, or unenforceable provision had never been included.

                           Prior Agreements Superseded

         (d) This Sublease constitutes the sole agreement of the parties and supersedes any prior understandings or written or oral agreements between the parties respecting this subject matter.

                                 Attorney's Fees

         (e) If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this Sublease, the prevailing party shall be entitled to recover reasonable attorney's fees from the other party, which fees may be set by the court in the trial of such action or may be enforced in a separate action brought for that purpose, and which fees shall be in addition to any other relief which may be awarded.

                              Specific Performance

         (f) The parties declare that it is impossible to measure in money the damages which will accrue to either party, their heirs, executors, administrators, legal representatives, successors, or assigns by reason of a failure to perform any of the obligations under this Sublease. Therefore, if a party, its heirs, executors, administrators, legal representatives, successors, or assigns shall institute any action or proceeding to enforce the provisions of this Sublease, any person against whom such action or proceedings is brought agrees that specific performance may be sought and obtained for any breach of this agreement.

                           Counterparts, One Agreement

         (g) This Sublease and all other copies of this Sublease, insofar as they relate to the rights, duties, and remedies of the parties, shall be deemed to be one agreement. This Sublease may be executed concurrently in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.



                                     Notice

         (h) Unless otherwise provided in this Sublease, any notice, tender, or delivery to be given by either party to the other may be effected by personal delivery in writing or by registered or certified mail, postage prepaid, return receipt requested, and shall be deemed received as of the time of actual receipt or three days following mailing if delivered by registered or certified mail, return receipt requested.

                                 Time of Essence

         (i)       Time is of the essence in this Sublease.

Dated effective as of the Effective Date first written above.

                                         SUBLESSOR:

                                         NEW ORLEANS VIDEO POKER
                                         COMPANY, INC.

                                         By:      ______________________________

                                         Its:     ______________________________


                                         SUBLESSEE:

                                         OM OPERATING, L.L.C.


                                         By:      ______________________________
                                                  Don Williams, Manager


                                                                 A:\SUBLEASE.5

                      LICENSE TO OPERATE VIDEO POKER CASINO


     THIS LICENSE TO OPERATE VIDEO POKER CASINO ("License") is made and entered into effective December 15, 1995 by and between OZDON INVESTMENTS, INC. ("Licensor") and OM OPERATING, L.L.C. ("Licensee").

         Licensor hereby licenses to Licensee the right and obligation to operate the video poker casino and bar at the truck stop commonly known as The Gold Rush Truck Stop. Licensee hereby accepts such license and the related responsibilities and duties and agrees to comply with all applicable laws, rules and regulations in connection therewith. Licensor and Licensee agree that Licensee will be responsible for all costs, fees, taxes and expenses relative to such operations and shall be entitled to all income generated therefrom.

         Licensor hereby further licenses to Licensee the right and obligation to operate and sell all beer, wine and liquor from the convenience store and restaurant operations at The Gold Rush Truck Stop. Licensee hereby further accepts such license and the related responsibilities and duties and agrees to comply with all applicable laws, rules and regulations in connection therewith. Licensor and Licensee agree that Licensee will be responsible for all costs, fees, taxes and expenses relative to such operations and shall be entitled to all income generated therefrom.

This License may be terminated by Licensor or Licensee upon 120 days' prior written notice to the other party.

         EXECUTED as of the date and year first above written.


                                          OM OPERATING, L.L.C.


                                  By:      ______________________________
                                            Don Williams, Manager


                                          OZDON INVESTMENTS, INC.


                                  By:      ______________________________

                                  Its:     ______________________________




                                                                  A:\LICENSE.2

                            GLAST, PHILLIPS & MURRAY
                           A PROFESSIONAL CORPORATION

                                                         2200 ONE GALLERIA TOWER
                           ATTORNEYS AND COUNSELORS     13355 NOEL ROAD, L.B. 48
MICHAEL D. PARSONS, P.C.                                DALLAS, TEXAS 75240-6657

DIRECT DIAL NUMBER:                                    TELEPHONE: (972) 419-8300
(972) 419-8311                                               FAX: (972) 419-8329


                                November 12, 1996



SECURITIES AND EXCHANGE COMMISSION
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549-1004

Re: North American Gaming and Entertainment Corporation (the "Company") Form 10-QSB for the Quarter Ended September 30, 1996

         Commission File No. 0-5474

         Our File No.: 15006-160

Ladies and Gentlemen:

          On behalf of the Company, enclosed for electronic filing please find one copy of Form 10-QSB for the quarter ended September 30, 1996.

Please call the undersigned with any questions or comments. Collect calls will be accepted at 972/419-8311.

                                                              Yours truly,



                                                              Mike Parsons

MDP/lds

Enclosures

S:\CLIENT-O\15006\160\SEC11.12