Form 10KSB
period 1996-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1997-04-15
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
                  For the fiscal year ended December 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

            For the transition period ____________ to _____________

                         Commission file number 0-5474

                             NORTH AMERICAN GAMING
                         AND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

         DELAWARE                                                 75-2571032
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

          13150 COIT ROAD, SUITE 125, DALLAS, TEXAS               75240
          (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (972) 671-1133

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO _____
    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were: $19,709,299.

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the average bid and asked price of such stock, was $3,781,262 as of March 21, 1997.

At March 21, 1997, the registrant had outstanding 20,095,595 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

               Yes ______     No     X
                                 ----------

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS............................................   1
     General................................................................   1
     Merger with OM Investors, Inc..........................................   1
     Acquisition of Ozdon Investments, Inc..................................   2
     Acquisition of GalaxSea and I.T. Cruise................................   2
     Gaming Industry Restrictions on Stock Ownership........................   3
     Operation of Truck Stop Facilities.....................................   3
          The Gold Rush - Opelousas, Louisiana..............................   3
          King's Lucky Lady - Port Barre, Louisiana.........................   3
          Pelican Palace - Toomey, Louisiana................................   4
     Assignment to OM Operating, L.L.C......................................   4
     License Renewal Process................................................   5
     Operation of Video Poker Casinos.......................................   6
          The Gold Rush - Opelousas, Louisiana..............................   6
          King's Lucky Lady - Port Barre, Louisiana.........................   6
          Pelican Palace - Toomey, Louisiana................................   6
          Lucky Longhorn - Vinton, Louisiana................................   7
          Stelly's-LeBeau, Louisiana........................................   7
          The Diamond Jubilee - New Orleans, Louisiana......................   8
          Port Allen, Louisiana.............................................   9
     Video Poker Tavern Route...............................................   9
     Cruise Franchise and Travel Operations.................................   9
     Marketing and Competition..............................................   9
          Marketing.........................................................   9
               Gaming Operations............................................   9
               Cruise and Travel Operations.................................   9
          Competition.......................................................   9
               Gaming Operations............................................   9
               Cruise and Travel Operations.................................  10
     Employees..............................................................  11
     Environmental Matters..................................................  11
     Regulation and Licensing - Gaming Operations...........................  11
          Louisiana.........................................................  11
               Device Owner's License.......................................  11
               Establishment License........................................  12
               Recent Changes in Louisiana Act..............................  13
          Other States......................................................  14
          Federal Regulation................................................  14
     Regulation - Cruise and Travel Operations..............................  14
     Restrictions on Stockholders; Mandatory Disposition if Found...........  14
     Unsuitable.............................................................  14
     Insurance..............................................................  15
ITEM 2.  DESCRIPTION OF PROPERTY............................................  15
ITEM 3.  LEGAL PROCEEDINGS..................................................  15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  16

                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........  17
ITEM 7.  FINANCIAL STATEMENTS...............................................  23
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................  23

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........  24
ITEM 10. EXECUTIVE COMPENSATION.............................................  26
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  30
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................  33

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                                    PART I



ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     North American Gaming and Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger (the
"Merger") with OM Investors, Inc. ("OM").   Following the Merger, the Company
has concentrated its business in the gaming industry and will continue to pursue additional opportunities and developments in this industry, as well as in other industries, such as the travel industry. See "Acquisition of GalaxSea and I.T. Cruise", below. References hereinafter to the Company shall include OM and the Company's other subsidiaries, on a consolidated basis, unless the context clearly indicates otherwise.

MERGER WITH OM INVESTORS, INC.

     Effective October 17, 1994, the Company acquired by triangular merger all of the assets and liabilities of OM in exchange for 10,000,000 shares of the Company's common stock ("Common Stock") and 1,600,000 shares of the Company's Class A preferred stock (each share of which was initially convertible into one share of Common Stock) ("Class A Preferred Stock"). Such shares of Common Stock and Class A Preferred Stock were issued pursuant to a registration statement on Form S-4, Commission file no. 33-79384 (the "Form S-4 Registration Statement"), filed with the Securities and Exchange Commission ("Commission") that became effective July 28, 1994. The Merger was approved by the stockholders of both the Company and OM at special meetings held August 23, 1994. The Class A Preferred Stock has a par value of $3.00 per share and bears a 10% annual cumulative dividend on par value; has a liquidation preference over Common Stock equal to its par value plus any accumulated and unpaid dividends; is redeemable by the Company at a redemption price equal to its par value plus any accumulated and unpaid dividends; is convertible into Common Stock on a share-for-share basis (subject to certain anti-dilution adjustments); and is entitled to vote together with Common Stock as a single class, and not as a separate class (except where expressly mandated and required by law, or in connection with an amendment to the Company's Certificate of Incorporation to alter the rights of Class A Preferred Stock), on all matters to be presented to the holders of Common Stock, with the holders of Common Stock and the holders of Class A
Preferred Stock being entitled to one vote for each such share held.   In
connection with the acquisition of GalaxSea Cruises and Tours, Inc. and I.T. Cruise, Inc., various adjustments were made to the Class A Preferred Stock and 313,000 shares were redeemed for a $939,000 subordinated debenture of the Company. See "Acquisition of GalaxSea and I.T. Cruise", below.

     Prior to consummation of the Merger, OM operated the truck stop facilities and video poker casinos in two truck stops in Louisiana, the video poker casinos in three other truck stops in Louisiana and the video poker devices for a route of 18 bars and restaurants ("taverns") in Louisiana. Upon consummation of the Merger, OM contributed and assigned all of its rights, duties and obligations to operate the five existing truck stop video poker casinos and the tavern route to OM Operating, L.L.C. ("Operator"), a Louisiana limited liability company owned 49% by OM and 51% by Donald I. Williams, a former director and Vice President of OM. OM also contributed its interest in 259 video poker machines to Operator, subject to approximately $861,098 of debt (as of the effective date of the Merger) which Operator agreed to pay. In exchange, OM is entitled to a 49% interest in Operator and a gross income allocation equal to 20% of the net revenues generated from operation of the video poker machines; net revenues being defined as all money played in the devices less winnings paid out and all fees and taxes paid to the state. The contribution and assignment to Operator was made because Louisiana law currently requires the operator of video poker devices in truck stops to be at least majority owned by Louisiana residents, and there could be no assurance this requirement would continue to be satisfied after consummation of the Merger. Effective December 15, 1995, the Company caused OM to be merged into the Company and OM ceased to exist as a separate legal entity. The Company is now the owner of the 49% interest in the Operator and the 20% gross income allocation from the Operator, and continues to operate the two truck stop facilities operated by OM at the time of the Merger.

ACQUISITION OF OZDON INVESTMENTS, INC.

     On December 15, 1995 ("Closing"), but to be effective November 1, 1995, the Company acquired 100% of the issued and outstanding capital stock of Ozdon Investments, Inc. ("Ozdon") in exchange for 600,000 shares of the Company's Common Stock and $1 million in principal amount of Notes (the "Notes") payable by the Company to the shareholders of Ozdon ("Shareholders"), which Notes bear interest at 9% per annum, are payable in 36 equal monthly payments of principal and interest, and are secured by a pledge of the net cash flow generated from the Gold Rush truck stop video poker casino. The acquisition price was based on a third party appraisal, utilizing a discounted cash flow for a two year holding period. Lamar E. Ozley, Jr., the President, Chief Executive Officer and Chairman of the Board of the Company, owned 46.5% of the outstanding shares of Ozdon and his wife owned 2% of such outstanding shares. Donald I. Williams, the Manager of Operator, also owned 46.5% of the outstanding shares of Ozdon, but transferred such shares to an affiliated limited liability company prior to the Closing. The Company agreed to dissolve and liquidate Ozdon into the Company following Closing, and to distribute the assets used in the gaming operations of Ozdon (including 50 gaming devices), subject to liabilities of approximately $91,100, to Operator. This distribution to Ozdon was made effective as of the date of Closing, but the Company subsequently decided to retain Ozdon as a wholly owned operating subsidiary and did not consummate the dissolution.

     Ozdon owned and operated a truck stop and video poker casino in Opelousas, St. Landry Parish, Louisiana, at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Company, through Ozdon, will continue to own and operate the truck stop facility, and Operator will operate the video poker casino pursuant to an operating agreement with the Company. Operator now owns all of the video poker machines and assumed approximately $91,100 of indebtedness related to such machines and operations. The truck stop and video poker casino is known as the "Gold Rush Truck Stop and Video Poker Casino" ("Gold Rush").

ACQUISITION OF GALAXSEA AND I.T. CRUISE

     On June 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") and 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") from International Tours, Inc. ("International"). Both corporations were wholly owned subsidiaries of International.

     GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of Common Stock and 8,000,000 shares of a newly designated series of the Company's preferred stock, par value $.01 per share, designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"). The 8,000,000 shares of Series B Preferred Stock are entitled to one vote for each share issued and will vote together with the Common Stock as one class, and not as a separate class (except as mandated by law). As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable.

     I.T. Cruise was acquired in exchange for $100,000 cash and a promissory note in the principal amount of $1,400,000 payable by the Company to International. The promissory note bears interest at nine percent per annum, is payable in 31 equal monthly installments of $50,000 each and one final installment of $27,414.22, and is secured by a pledge of the outstanding capital stock of GalaxSea and I.T. Cruise owned by the Company.

     GalaxSea is an Oklahoma corporation that was formed in September 1995. Effective October 1, 1995, GalaxSea acquired substantially all of the operating assets of GalaxSea Associates, Inc. ("GAI"), a Florida corporation. GAI had been in the business of franchising "cruise only" retail travel stores since 1988. The principal business of GalaxSea will continue to be the granting of franchises for the operation of travel vacation stores that specialize in the marketing and selling of cruise travel, tours and related travel arrangements according to the concept and business system developed by GalaxSea and GAI.

     I.T. Cruise is an Oklahoma corporation that was formed in 1993. I.T. Cruise has served as the cruise marketing division of International since that time. The principal business of I.T. Cruise is to coordinate cruise marketing programs between the various major cruise lines and International's network of approximately 900 travel agency locations.

GAMING INDUSTRY RESTRICTIONS ON STOCK OWNERSHIP

     Upon the effective date of the Merger with OM, the Company's Certificate of Incorporation was amended to adopt various restrictions on ownership of the common and preferred stock of the Company in order to comply with applicable gaming statutes. Persons who are not suitable to be stockholders of the Company under such statutes may not own common or preferred stock of the Company. Further, any stockholder may be required, at such stockholder's expense, to make filings with applicable gaming authorities to determine suitability, and if found not suitable will be required to dispose of such stockholder's stock and will not be entitled to vote or receive distributions pending such disposal. These restrictions are further described, below, under the caption entitled "Restrictions on Stockholders; Mandatory Disposition if Found Unsuitable".

OPERATION OF TRUCK STOP FACILITIES

     The Company presently operates the truck stop facilities (i.e. the fuel pumps, convenience store and restaurant) at three truck stops located in Opelousas, Port Barre and Toomey, Louisiana, respectively. The Company owns the facility in Opelousas, and operates the facilities in Port Barre and Toomey pursuant to long term contracts with the owners of the truck stops. These facilities and the agreements with the owners are described below.

      THE GOLD RUSH - OPELOUSAS, LOUISIANA. The Gold Rush truck stop is located in Opelousas, St. Landry Parish, Louisiana, a town with a population of approximately 19,273 located at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Gold Rush truck stop facility opened for business on February 17, 1993, and the video poker casino opened for business on the same date. The Gold Rush has 11 fuel dispensers, an approximately 4,234 square foot convenience store and a restaurant. At December 31, 1996, the Company employed 22 persons in the truck stop operations. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

      KING'S LUCKY LADY - PORT BARRE, LOUISIANA. King's Lucky Lady truck stop is in Port Barre, Louisiana, a town with a population of approximately 2,150 located five miles east of Opelousas, on U.S. Highway 190. King's Lucky Lady has 16 fuel dispensers, an approximately 800 square foot convenience store and a restaurant. The Company, as successor in merger to OM, entered into a Commercial Lease on April 18, 1992 with T.B. Guillory , Inc. ("Guillory"), a nonaffiliated corporation that owns the facility, to renovate it, equip it with video poker devices and operate and manage both the truck stop facility and the video poker casino. Renovation was completed and operations commenced in August 1992. The lease is for an initial term of five years (commencing May 1, 1992), and the Company has the option to renew it for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. As of April 10, 1997, the parties had been unable to negotiate an acceptable renewal percentage rental and Guillory has delivered notice to the Company that the lease will terminate April 30, 1997 and that the Company will no longer have any right to operate the video poker casino after such date. The Company is reviewing its options, including whether to commence litigation to attempt to retain the lease for the renewal period. It is probable that the Company will elect to commence litigation to retain and renew the lease, but there can be no assurance that the Company will prevail. If it does not prevail, the Company's rights to operate the video poker casino will terminate effective as of April 30, 1997.

     If the lease is renewed, under the lease the Company is responsible for all expenses, utilities, maintenance and repairs and all taxes on the personal property. The rental payable during the initial five year term is equal to 20% of the net revenues generated from the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and all fees and taxes paid to the state. During any renewal period, all lease terms remain the same except the percentage rental is subject to renegotiation at the commencement of each renewal period, as noted above. All or a portion of the lease may be assigned with Guillory's consent, which cannot be unreasonably withheld. Guillory consented to the contribution and assignment of the operation of the video poker casino to Operator. The Company actually operates the truck stop facility, other than sales of alcoholic beverages, with its own personnel and employed 35 persons for such operations at December 31, 1996. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

      PELICAN PALACE - TOOMEY, LOUISIANA. The Pelican Palace truck stop is in Toomey, Louisiana, a town with a population under 1,000 located three miles east of the Texas state line on Interstate 10, approximately three miles from Vinton, Louisiana (population approximately 3,150). The Company, as successor in merger to OM, entered into an Operating and Financing Agreement on July 21, 1993 (as amended March 17, 1995) with Curray Corporation ("Curray"), a nonaffiliated corporation that owns the land on which the Pelican Palace now stands, pursuant to which the Company agreed to furnish the financing for, and to build, operate and manage, a truck stop facility and video poker casino. The Company agreed to expend up to approximately $1,450,000 constructing and equipping the truck stop and video poker casino, all of which had been expended at December 1, 1995, and Curray pledged all such improvements and equipment to the Company as collateral for a first lien mortgage note in the amount of $1,450,000. The Company also agreed to purchase 50 video poker machines to be used in the casino, at a cost of approximately $282,000. Construction was substantially completed in March 1994. The truck stop facility opened for business in March 1994 and the video poker casino opened for business on March 30, 1994. During 1996, certain renovations to the truck stop and parking lot were completed, which were funded out of cash flow. The Pelican Palace has 14 fuel dispensers, an approximately 1,200 square foot convenience store and a restaurant. Pursuant to the Operating and Financing Agreement, the Company has the right and the obligation to operate and manage both the truck stop facility and the video poker casino for an initial term of five years (commencing March 30, 1994) and the Company has the option to renew it for three additional five year terms on the same terms as the original five year period. However, on October 19, 1995, the Company and Curray agreed to co-management of the Pelican Palace whereby the Company and Operator serve as the operator of the video poker casino, restaurant and beverage facilities, with Curray assuming the role of landlord, pursuant to which Curray assumes all responsibility for property maintenance. Under the Operating and Financing Agreement, the net income from operation of the truck stop facility and the video poker casino was allocated 70% to the Company to repay the first lien mortgage, and the remaining 30% was split equally between the Company and Curray, until the mortgage was paid. After the mortgage was paid on May 31, 1996, the net income from operations is split 50% to the Company and 50% to Curray. However, the Company has agreed to pay from its share of net income an amount equal to 2% of the net revenues generated from the video poker machines to a nonaffiliated party as a finder's fee in connection with the Pelican Palace acquisition. The Company has entered into a subcontract with a nonaffiliated corporation to manage and operate the fuel pump operations and convenience store in return for a monthly payment to the Company of $2,500, plus a percentage of all fuel sales and a percentage of merchandise sales over $500,000. Consequently, the Company will not employ on site personnel to manage these operations. The Company will, however, remain primarily responsible for management of such operations. Therefore, the Company is not required to obtain Curray's consent to this subcontract. Curray consented to the contribution and assignment of the operation of the video poker casino to Operator. At December 31, 1996, the Company was operating the restaurant at the Pelican Palace and employed 15 persons for such operations. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

ASSIGNMENT TO OM OPERATING, L.L.C.

     Louisiana law requires a device operator's license in order to own and operate truck stop video poker devices, and further requires that a licensed device owner and operator be at least majority owned by Louisiana residents.
See "Regulation and Licensing", below. Following the Merger, there could be no assurance that the Company would be majority owned by Louisiana residents, and if not, then OM would not be deemed majority owned by Louisiana residents and would lose its device operator's license to operate and manage the five truck stop video poker casinos. Consequently, on the effective date of the Merger with OM, OM contributed and assigned to Operator all of its rights, duties and obligations to operate the five existing video poker casinos and the tavern route, and Operator became the licensed device operator. Operator is a Louisiana limited liability company organized by OM and Donald I. Williams, a former director and Vice President of OM. Operator is now owned 51% by Mr. Williams, who contributed $100 to Operator for his ownership interest, and 49% by the Company, as successor in merger to OM, and will exist until the earlier of December 31, 2050 or the date that Operator no longer owns or operates any video poker devices. Mr. Williams is the manager of Operator and is responsible for all routine, daily operational decisions. Decisions such as incurring debt, selling or buying devices, entering into additional agreements to operate video poker devices, amending existing agreements, modifying Mr. Williams' compensation (which is presently set at $84,000 per year), and other material, nonroutine decisions require the approval of both the Company and Mr. Williams. Amendments to the limited liability company Operating Agreement, which sets forth the respective rights, duties and responsibilities of the Company and Mr. Williams, also requires approval by both.

     In addition to contributing and assigning the right to operate the video poker casino and tavern route operations to Operator, OM contributed and assigned all of its interest in 259 video poker devices and related operating assets, subject to approximately $861,098 of debt (as of the effective date of the Merger with OM) which Operator agreed to pay. In each of 1995 and 1996, the Company contributed and assigned an additional 50 devices and related operating assets subject to approximately $91,100 and $96,050 of debt, respectively, with respect to the Company's acquisition of Ozdon Investments, Inc. and the sublease with New Orleans Video Poker, Inc. In exchange for such contributions and assignments, the Company is entitled to a 49% net profits interest in Operator and a special gross income allocation and distribution equal to 20% of the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and all fees and taxes paid to the state. Operator is responsible for all operational costs and expenses of the video poker casinos and the tavern route, including labor, maintenance, repair and its share of the rental or other percentage fees payable to the owners of the truck stop facilities in which the casinos are located pursuant to the contracts between the Company and such owners, the casino operations portion of which have been assigned by the Company to Operator. In view of the allocation and distribution to the Company of 20% of the net revenues generated from the devices and the allocation and distribution among the Company and Mr. Williams based on their respective capital accounts until their capital accounts have been reduced to zero, which had not occurred as of December 31, 1996, significant distributions have not been made to Mr. Williams with respect to his 51% net profits interest.

     Mr. Williams has granted the Company a right of first refusal to purchase his 51% interest in Operator prior to his sale or transfer to another person, and he is otherwise prohibited by Operator's Operating Agreement from selling or otherwise encumbering his 51% interest without the Company's prior written consent. Further, he has granted an option to the Company to purchase his 51% interest for $10,000 in the event Louisiana law is changed to eliminate the requirement that device owners and operators be at least majority owned by Louisiana residents. Finally, Operator's Operating Agreement also provides that Mr. Williams must transfer his 51% interest to a designee of the Company, without further consideration, if he ceases to be a Louisiana resident or ceases to meet the suitability requirements for a device operator's license under Louisiana law. See "Regulation and Licensing", below.

     As noted above, under "Acquisition of Ozdon Investments, Inc.", the Company contributed to Operator on December 15, 1995 the gaming devices and other assets necessary to run the video poker casino operations at the Gold Rush, subject to liabilities of approximately $91,100 which were assumed by Operator. This contribution increased the capital account of the Company under the terms of the Operating Agreement between the Company and Mr. Williams. Also, as noted below under "Operation of Video Poker Casinos--The Diamond Jubilee, New Orleans, Louisiana", Operator commenced operation of a video poker casino in New Orleans effective July 1, 1996 pursuant to a sublease between Operator and New Orleans Video Poker Company, Inc. ("NOVP"), a corporation owned 50.1% by Mr. Williams and his spouse and 29.5% owned by nine other stockholders of the Company. Further, as noted below under "Operation of Video Poker Casinos -- Silver Fox - Jeanrerette, Louisiana", the Company and Operator sold the video poker casino operations at one of the truck stops originally operated by OM. Consequently, the number of video poker casinos currently operated by Operator is six.

LICENSE RENEWAL PROCESS

     As further discussed under "Regulation and Licensing", below, the Louisiana Gaming Control Board ("Gaming Control Board") has undertaken a review of all licensees operating video poker casinos, including the Operator. The Company has had preliminary meetings with the State Police, which is conducting the initial reviews for the Gaming Control Board, concerning the structure of Operator described above and whether such structure satisfies the Louisiana residency requirements necessary for a license to operate video poker casinos. The Company believes the structure satisfies the residency requirements, but the State Police has not completed its examination or made any conclusion or recommendation to the Gaming Control Board whether it disagrees or concurs. If the State Police concludes that the structure of Operator does not satisfy the Louisiana residency requirements, it will forward its conclusion to the Gaming Control Board and the Company and Operator will be entitled to a hearing before the Gaming Control Board. In such event, it is possible that the Company and Operator would be required to restructure Operator, which could, depending on the nature of any such restructure, result in material adverse changes to the Company's ownership interest in, and revenues received from, Operator, which in turn could have a material adverse effect on the Company's financial condition. It is also possible that the Gaming Control Board would not allow the Company and Operator an opportunity to restructure Operator, and instead revoke Operator's license, although the Company does not presently believe the Gaming Control Board will take such action. The revocation of Operator's license would have a material adverse effect on the Company's business operations and financial condition.

OPERATION OF VIDEO POKER CASINOS

     Under Louisiana law, a licensed truck stop facility covering at least five contiguous acres which has overnight facilities, a restaurant and service facilities for 18 wheel tractor-trailers may segregate an area of the facility as the video poker casino for adult patronage only and place up to 50 video poker devices for play in the casino area; while racetracks and off track betting ("OTB") parlors are permitted to install an unlimited number of video poker devices, and qualifying locations with liquor licenses ("taverns") are limited to three such devices. Operator presently operates the video poker casinos in six truck stops in Louisiana, and handles all sales of alcoholic beverages at the convenience store and restaurant in three of such truck stops. At December 31, 1996, Operator employed approximately 91 persons in connection with such operations. The truck stops in which these video poker casinos are operated are located in Opelousas, Port Barre, Toomey, Vinton, LeBeau and New Orleans, Louisiana. Operator generally operates these video poker casinos pursuant to long term contracts with the owners of the truck stops. These casinos and the agreements with the owners are described below. See, also, "Regulation and Licensing -- Louisiana -- Recent Changes in Louisiana Act", below, for a discussion of recent changes to Louisiana law regarding operation of truck stop video poker casinos.

      THE GOLD RUSH - OPELOUSAS, LOUISIANA. The Gold Rush is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Gold Rush contains approximately 1,752 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to a license from the Company which may be terminated by either the Company or Operator upon 120 days' prior written notice to the other party. A non-affiliate of the Company is entitled to a revenue participation interest of 10% of the gaming profits (total cash played in the machines less winnings paid out and less all franchise, licensing and device fees paid to the State of Louisiana or any other political subdivision) from the operations of the video poker casino. There are three other truck stops operating a total of approximately 104 video poker devices within 20 miles of the Gold Rush, a race track operating approximately 60 video poker devices within 18 miles, and a Native American gaming casino approximately 35 miles from the Gold Rush. Of the three other truck stops with video poker casinos, one is the Company's King's Lucky Lady video poker casino and another is the Company's Stelly's video poker casino. See "Marketing and Competition", below, and Item 12 -- "Certain Relationships and Related Transactions". Operator employed 20 persons at the Gold Rush at December 31, 1996.

      KING'S LUCKY LADY - PORT BARRE, LOUISIANA. King's Lucky Lady is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at King's Lucky Lady contains approximately 1,600 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Commercial Lease previously discussed. There are three other truck stops operating a total of approximately 104 video poker devices within 20 miles of King's Lucky Lady, a race track operating approximately 60 video poker devices within 18 miles and a Native American gaming casino approximately 40 miles from King's Lucky Lady. One of these truck stops is Stelly's and another is the Gold Rush. See "Marketing and Competition", below, and Item 12 --"Certain Relationships and Related
Transactions".   Operator employed 20 persons at King's Lucky Lady at December
31, 1996. See the discussion of King's Lucky Lady, above, for a discussion of the Company's possible loss of the right to operate the video poker casino at King's Lucky Lady effective April 30, 1997.

      PELICAN PALACE - TOOMEY, LOUISIANA. The Pelican Palace is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Pelican Palace contains approximately 2,200 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Operating and Financing Agreement previously discussed. There are eight other truck stops operating a total of approximately

370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Pelican Palace. The Lucky Longhorn, one of these truck stops, is also operated by Operator and is located across Interstate
10. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Pelican Palace, and four riverboat casinos operating within approximately 25 miles. See "Marketing and Competition," below. Operator employed 19 persons at the Pelican Palace at December 31, 1996.

      LUCKY LONGHORN - VINTON, LOUISIANA. The Lucky Longhorn video poker casino contains approximately 3,000 square feet and 50 video poker devices within the Lucky Longhorn truck stop in Vinton, Louisiana, across Interstate 10 from the Pelican Palace. Operator operates the video poker casino pursuant to an Act of Contract and Agreement dated June 5, 1992 with three nonaffiliated corporations and two nonaffiliated individuals who own the truck stop (referred to collectively as "Longhorn") which was assigned to Operator by OM. Pursuant to the Act of Contract and Agreement, as modified, the Company, as successor in merger to OM, agreed to provide Longhorn financing of $800,000 to renovate the Lucky Longhorn. This financing was provided by the Company arranging an $800,000 bank loan to Longhorn, which was guaranteed by the Company. At December 31, 1995, this loan had been repaid. Operator has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years (commencing August 2, 1992). Operator and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the 22.5% (32.5% after July 1, 1994) net device revenue tax payable to the state. Operator has interpreted the Act of Contract and Agreement to provide that the full 32.5% net device revenue tax is deducted for purposes of determining net revenues, but Longhorn has questioned whether only the former rate of 22.5% should be used for these purposes. The reduction in Longhorn's net revenue distributions for 1996 (a full year), 1995 (a full year) and 1994 (six months only) utilizing the full 32.5% tax, rather than the 22.5% tax, aggregated $180,420, $209,190 and $116,162, respectively. Operator believes its interpretation is correct and has filed a petition in Louisiana state court seeking an interpretation by the court whether Operator's interpretation is correct. See "Item 3 -- Legal Proceedings." Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino, with the exception of contracted security. Operator employed 14 persons at the Lucky Longhorn at December 31, 1996. Operator has assumed all of the Company's responsibilities under the Act of Contract and Agreement. Longhorn has consented to the assignment by the Company and Operator.

     There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Lucky Longhorn. Additionally, there is a Native American gaming casino operating approximately 40 miles from the the Lucky Longhorn, and four riverboat casinos operating within approximately 25 miles. See "Marketing and Competition", below.

      STELLY'S-LEBEAU, LOUISIANA. Stelly's video poker casino was closed on January 4, 1996 pending completion of various improvements required to satisfy Louisiana video poker regulations, and was reopened on November 22, 1996. The Casino contains approximately 900 square feet and 19 video poker devices (16 owned by Operator and three owned by a nonaffiliate) within Stelly's truck stop in LeBeau, Louisiana, a town with a population of 550 located approximately 20 miles north of Port Barre. Operator operates the video poker casino pursuant to a Contract dated January 4, 1993 between Willis/Guillory and Stelly's of LeBeau, Inc., a nonaffiliated corporation which owns the truck stop ("Stelly's), which Contract was assigned to OM by Willis/Guillory by an Assignment of Contracts dated March 2, 1993, and which was further assigned by OM to Operator. Pursuant to the Contract and Assignment of Contracts, the Company, as successor in merger to OM, agreed to pay all costs necessary to renovate Stelly's for video poker operations (a total of $75,000, which was borne 100% by the Company). With the exception of three devices operated by a competitor, Operator has the exclusive right to place and operate video poker devices in Stelly's for an initial term of five years (commencing November 20, 1993) and Operator has the option to renew for three additional five year terms on the same terms as the original five year term except that the splitting of revenue percentages will be 50%/50% between Stelly's and Operator during each renewal term. Net revenues generated from operation of the video poker devices for the first two years after the commencement date is 70% to Operator and 30% to Stelly's, 60% to Operator and 40% to Stelly's for the next three years and 50%/50% thereafter; net revenues meaning all money played in the devices less winnings paid out and the 22.5% (32.5% after July 1, 1994) net device revenue tax and $1,000 per device annual license fee payable to the state; provided, however, Stelly's has agreed to keep the split at 70%/30% until the 10% incremental difference aggregates an amount equal to the expenditures made by Operator to pave the parking lot (approximately $64,500), plus interest at 10% per annum. Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino. Moreover, under the Assignment of Contracts with Willis/Guillory, Operator has agreed to pay them 10% of the net revenues generated from operation of the video poker devices, and 10% of the net income, after all expenses, of the video poker casino. The Company and Operator also agreed not to operate another video poker casino within 15 miles of Stelly's without offering Willis/Guillory a right of participation. Operator employed three persons at Stelly's at December 31, 1996. Operator has assumed all of OM's responsibilities under the Contract and Assignment of Contracts. Willis/Guillory have consented to the assignment by the Company to Operator.

     There are three other truck stops operating a total of approximately 135 video poker devices within 14 miles of Stelly's, a race track operating approximately 60 video poker devices within 20 miles, and a Native American gaming casino within approximately 38 miles. Operator employed three persons at Stelly's at December 31, 1996. See "Marketing and Competition", below. At December 31, 1996, Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations, and Stelly's may be required to cease operating the 16 devices until increased fuel sales are maintained. If the 16 devices are removed, it may be difficult to increase fuel sales necessary to reinstall the devices and, therefore, the Company may lose its ability to operate the video poker casino at Stelly's.

     THE DIAMOND JUBILEE - NEW ORLEANS, LOUISIANA. The Diamond Jubilee video poker casino contains approximately 2,700 square feet and 50 video poker devices (40 devices after February 1, 1997) within The Diamond Jubilee truck stop in east New Orleans, Louisiana. Operator operates the video poker casino pursuant to a Sublease Agreement (the "Casino Sublease") dated July 1, 1996 between Operator and New Orleans Video Poker, Inc. ("NOVP"), a Louisiana corporation 50.1% owned by Donald I. Williams and his spouse and 29.5% owned by nine other stockholders of the Company. NOVP, through various agreements with third parties, manages the truck stop and related fuel operations and the restaurant. NOVP leases the truck stop operations and the video poker casino from Stanley Doussan ("Doussan") pursuant to a Lease Agreement, Addendum to Lease and Sublease and Operator's Agreement dated July 10, 1992, as amended by an Amendment to Lease and Addendum to Lease dated December 15, 1992 (collectively, the "Operator's Agreements"). The Operator's Agreements give NOVP the right to lease and operate the truck stop and video poker casino for a period of 10 years (commencing January 1, 1993). NOVP is required to pay rent to Doussan equal to 50% of the net receipts from the video poker devices (except for the first three years Doussan agreed to reduce it to 40% unless NOVP recouped $300,000 of its construction costs prior to the end of such three year period). Net receipts are defined to mean all money played in the devices less winnings paid out and any tax or franchise fee payable to the state. NOVP is also required to pay an escalating fixed monthly rental, which is currently $4,751 per month and escalates to $4,837 per month for the last year of the term of the Operator's Agreements. Under the terms of the Casino Sublease, which was consented to by Doussan, Operator leases the video poker casino, bar, related parking area and one gasoline pump for a term of one year, subject to automatic renewal for successive one year periods at Operator's sole discretion, with a maximum of 30 one year renewals, provided NOVP can terminate the Casino Sublease at any time if the sublease payments to it fall below $5,000 per month for five consecutive months after payment by Operator of various indebtedness assumed by it.
Operator agreed to pay rent to NOVP during the term of the Casino Sublease equal to 50% of the net operating cash flow of Operator from operations of the casino, after deducting all costs and expenses of operations, interest and principal on indebtedness for furniture, fixture or equipment and a reasonable reserve. Operator assumed approximately $96,050 of indebtedness of NOVP as the purchase price for 50 video poker devices and an automated teller machine. Operator also has an option to sublease the truck stop and fuel operations and restaurant and purchase NOVP's 50% share of net operating cash flow by assuming NOVP's indebtedness to its stockholders at such time (approximately $566,000 at December 31, 1996, which reduces monthly by 91% of the 50% cash flow distribution). The Company also issued 450,000 shares of Common Stock to NOVP as partial consideration for NOVP entering into the Casino Sublease, and granted piggy-back and demand registration rights to NOVP expiring July 1, 1998. Operator employed 12 persons at The Diamond Jubilee at December 31, 1996.

     There are four other truck stops operating a total of approximately 120 video poker devices, and a river boat casino, within 12 miles of The Diamond Jubilee. See "Marketing and Competition", below. At December 31, 1996, The Diamond Jubilee did not have sufficient fuel sales necessary to operate 50 video poker devices under Louisiana regulations, and as of February 1, 1997 the Company was required to remove 10 devices from operations until increased fuel sales are maintained. In order to increase fuel sales, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and Doussan to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel sales will increase to a level to allow reinstallation of the 10 devices.

     PORT ALLEN, LOUISIANA. On January 17, 1997, a wholly owned subsidiary of the Company entered into a Lease Agreement with S.W. Day and T. Joe Calloway, two nonaffiliated individuals, to lease undeveloped land for a term of 50 years and to construct on it a truck stop and video poker casino. The Company has the right to terminate the Lease Agreement prior to June 30, 1997 if certain conditions are not satisfied. The Company plans to build an approximately 2,500 to 3,000 square feet video poker casino and approximately 3,500 to 4,500 square feet restaurant/bar/convenience store on the land at an approximate cost of $1,600,000 (including equipment) which the Company expects to fund through long-term indebtedness not yet obtained. The Lease Agreement provides for payment of a base rent of $7,000 per month, commencing on the earlier of commencement of construction or June 30, 1997, and additional rent equal to 10% of the net revenues generated from video poker operations; net revenues meaning all money played in the devices less winnings paid out and all franchise fees, device fees and other taxes payable to the state or any other governmental agency, other than federal or state income taxes.

VIDEO POKER TAVERN ROUTE

     Operator also operates 22 video poker devices in 10 third-party taverns through a subcontract with a nonaffiliate which provides that Operator is entitled to 50% of the net revenues payable to the subcontractor generated from the devices, and the subcontractor and Operator split certain costs of operations on an agreed basis. OM assigned this subcontract to Operator and the subcontractor has consented to this assignment.

CRUISE FRANCHISE AND TRAVEL OPERATIONS

     GalaxSea offers two types of franchises for sale. The first is for the establishment and start-up of a new cruise travel store that sells cruises and tours exclusively (a "Start-up"). The second is for full service retail travel agencies which allow such stores and agencies to, respectively, convert to (a "Conversion") or add on (an "Add-on") GalaxSea travel vacation stores. Regardless of the type of franchise, each GalaxSea store is expected to closely adhere to the GalaxSea system which focuses on creating a retail environment and attitude and to participate in the national, regional and local marketing promotions that GalaxSea provides for its franchisees. As of December 31, 1996, GalaxSea had 61 franchises in its system. GalaxSea receives a franchise fee for each franchise sold. The franchise fee for a Start-up is presently $25,000.
The franchise fee for a Conversion/Add-on is presently $5,000 subject to a discount based on existing cruise sales volume. Each franchisee pays a monthly license fee rather than a royalty percentage based on that agency's annual cruise sales volume. The maximum monthly license for any GalaxSea agency is presently $750. In addition to franchise fees and monthly license fees, GalaxSea has contracts with most major cruise lines which provide for GalaxSea to receive override payments based on the cruise sales of all GalaxSea franchisees. The contracts also generally provide for favorable commission structures for the franchisees.

MARKETING AND COMPETITION

      MARKETING.   Gaming Operations.  Operator markets its video poker casinos through limited newspaper and radio advertising, and from word of mouth referrals. Customers are drawn primarily from the local population and surrounding area, except for the properties on the Texas state line which draw largely from residents of Texas, which does not have video poker gaming.

     Cruise and Travel Operations. GalaxSea markets its franchise sales through its extensive contacts in the travel industry. It also promotes its franchise system through national, regional and local advertising campaigns through the print, radio and television media, and through direct mail advertising campaigns, and the franchisees are required to contribute to the cost of such advertising. As part of the acquisition of GalaxSea by the Company, GalaxSea and International entered into a long-term joint marketing agreement, pursuant to which GalaxSea will have access to market its Add-on franchises to International's network of approximately 900 travel agency locations.

     I.T. Cruise markets directly to the various cruise lines through personal relationships and direct contact, and deals with International's network of travel agency locations in the same manner.

      COMPETITION.    Gaming Operations.  The gaming industry is highly
fragmented and characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery terminals, video poker devices, Native American gaming ventures and other forms of legalized gaming in the United States. Many of the Company's competitors and potential competitors have significantly greater experience and financial resources than the Company. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing efforts and customer service and satisfaction. The Company's truck stops casinos are subject to extensive competition from other truck stops and taverns located within its market area for each truck stop, and from Louisiana's racetracks and OTB parlors which may install an unlimited number of video poker devices. As of December 31, 1996, there were over 15,000 video poker devices in operation in Louisiana. Most are one to three devices located in taverns. As of such date, there were approximately 100 licensed truck stops with approximately 3,622 devices in the aggregate. Each truck stop is permitted to have up to 50 video poker devices and each tavern is permitted to have up to three video poker devices. In addition, Louisiana has authorized riverboat gaming, and one land-based casino located in New Orleans (which is presently involved in bankruptcy reorganization proceedings). Fourteen riverboats were in operation at December 31, 1996, four in Lake Charles (approximately 23 miles from the Company's Lucky Longhorn and Pelican Palace), six in New Orleans (over 100 miles from any of the Company's truck stop casinos, except The Diamond Jubilee, which is in New Orleans), two in Bossier City (over 100 miles from any of the Company's truck stop casinos), one in Shreveport (over 100 miles from any of the Company's truck stop casinos), and two in Baton Rouge (over 40 miles from any of the Company's truck stop casinos). At December 31, 1996, there were three Native American casinos in operation in Louisiana, one in Kinder, one in Marksville and one in Charentan. The riverboats and land-based casinos are permitted to have table games, slot machines and video poker devices. It is anticipated that the riverboats and the casinos will focus their marketing efforts on the tourist market. Although the Company has focused its marketing efforts primarily on local residents, such other gaming operations will provide substantial competition.

     The adjacent state of Mississippi has also legalized dockside gaming. Dockside gaming in Mississippi, riverboat casinos in Louisiana and the land-based casino in New Orleans have or are anticipated to have a wide variety of gaming devices and table games, while Louisiana law limits the Company's operations to video poker devices. Further, Louisiana law limits the jackpot that may be paid by a video poker device to $500 per play while other gaming activities have no such limit. The Company believes the limit to be a competitive disadvantage.

     The operation of truck stop video poker casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities, customer services offered, and the implementation and success of marketing programs. The Company believes it competes effectively with other truck stops and taverns in its market in these areas.

     There has been a moderate increase during the last two years in the number of gaming establishments opening for operation in Louisiana and Mississippi, and competition for the business of gaming patrons has become very intense. As a result, it is expected that the profit margins which may be expected by gaming establishments like the Company will be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

     Cruise and Travel Operations. GalaxSea experiences competition for the sale of its franchised cruise retail travel agencies from various national and regional franchise operators and cruise only consortia, many of which have significantly greater experience and financial resources than GalaxSea. I.T. Cruise experiences competition in its direct dealings with cruise lines from other travel agency groups and travel suppliers, many of which also have significantly greater experience and financial resources than I.T. Cruise.

     Vigorous competition is encountered in the travel business from more than 30,000 travel agents and direct sales by airlines and travel suppliers in the U.S. and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years, including the fact that a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased in size, enabling independent agencies to be more competitive in providing travel services. Recently, the airlines have placed limits on commissions paid to travel agents for airline tickets, which has caused some independent agents to go out of business. GalaxSea's franchisees are encouraged, and in some cases required, only to book cruise and tour business, which results in the franchisee generally earning larger commission than it would from airlines. GalaxSea believes this will enable it to increase its number of Start-up and Add-on franchises, although there can be no assurance in this regard. GalaxSea also believes that its joint marketing agreement with International will enable it to attract a certain number of agencies affiliated with International to buy Add-on franchises. During 1996, 37 of International's affiliated agencies bought Add-on franchises.

EMPLOYEES

     As of December 31, 1996, the Company employed 78 persons full time and part time, including two executive officers, with the remainder involved in on-site operation of the Gold Rush, King's Lucky Lady and Pelican Palace truck stops.
As of December 31, 1996, Operator employed 91 persons full and part time, including one executive and five managerial personnel, with the remainder involved in on-site operation of the six truck stop casinos. None of the Company's or Operator's current employees are covered by any collective bargaining agreements. The Company considers its employee relations and those of Operator to be good.

     GalaxSea presently has seven employees. I.T. Cruise presently has no employees. Several employees of International also perform duties for GalaxSea and I.T. Cruise, and the Company reimburses International for their services.

ENVIRONMENTAL MATTERS

     A number of jurisdictions have adopted laws and regulations relating to environmental controls and the development and operation of various projects. The Company is responsible for complying with various federal and state waste disposal and licensing laws in connection with the truck stop facilities it operates, including the requirement of obtaining permits for underground storage tanks for fuel products and the requirement of properly disposing of waste motor oil and other regulated products. The Company has obtained all required permits, and is not aware of any material violation of applicable environmental regulations with respect to its truck stop operations. There have been no changes to the Company's operations and no reserves have been established for any environmental hazards with respect to its truck stop operations. Environmental contingencies are not expected to have a material adverse effect on future results of operations or financial condition.

REGULATION AND LICENSING - GAMING OPERATIONS

      LOUISIANA

      DEVICE OWNER'S LICENSE. The manufacture, distribution, servicing and operation of video draw poker gaming devices ("Devices") in Louisiana is subject to the Louisiana Gaming Control Law and the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). Licensing and regulatory control is provided by the Louisiana Gaming Control Board (the "Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division"). The laws and regulations of the Gaming Control Board and the Division are based upon a primary consideration of maintaining the health, welfare and safety of the general public and upon a policy which is concerned with protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, and protection of the public from illegal and unscrupulous gaming to ensure the fair play of video gaming Devices. The Louisiana Act was amended in 1994 to further qualify and restrict video gaming operations in truck stops.
See "Recent Changes in Louisiana Act", below.

     Operator, an indirect operating subsidiary of the Company which operates the truck stop casinos, has been granted a license as a Device owner by the Division. Under the terms of the Louisiana Act, licenses expire at midnight on June 30 of each year and must be renewed annually through payment of certain fees and continued compliance with the suitability requirements of the Louisiana Act. All license fees must be paid on or before May 15 in each year licenses are renewable.

     The Gaming Control Board may deny, impose a condition or fine, suspend or revoke any license, renewal, or application for a license for violation of any rules and regulations of the Gaming Control Board or Division or any violations of the Louisiana Act. Fines for violations of gaming laws or regulations may be levied against the licensees and the persons involved. In addition, the licensees could be subject to separate fines for each violation of the gaming laws. The Louisiana Act states that a license issued by the Gaming Control Board is a pure and absolute privilege. The issuance, condition, denial, suspension or revocation of a license is at the discretion of the Gaming Control Board in accordance with the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or the State of Louisiana. Suspension or revocation of the license of Operator could have a material adverse effect upon the business of the Company.

     The Gaming Control Board has the authority to conduct overt and covert investigations of any person, entity, applicant or participant involved directly or indirectly in the video gaming industry in Louisiana. This investigation may extend beyond the information provided in the formal application, including information with regard to the licensee's immediate family and relatives and their affiliations with certain groups, organizations, corporations, firms or other business entities. The investigation may also extend to every person who has or controls more than a 5% ownership, income or profit interest in an entity which applies for a license in accordance with the Louisiana Act, or who is a key employee or who has the ability to exercise significant influence over the licensee. All persons or entities investigated must meet all suitability requirements and qualifications for a licensee. The Gaming Control Board may deny an application for licensing or renewal of a license for any cause which it may deem reasonable. The applicant for licensing must pay a filing fee which also covers the cost of investigation.

     In order for a corporation or limited liability company like Operator to be licensed by the Gaming Control Board, it must be demonstrated that a majority of the corporation or limited liability company is owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application. See "License Renewal Process", above, for a discussion of the renewal examination to which the Company is presently subject and the possible results thereof if the Operator is found not to meet the residency requirements.

     Devices must meet strict specifications established by the Gaming Control Board. The number of Devices is limited depending on the type of location at which the Devices are located. Fees payable to the Gaming Control Board include an application fee, which is non-refundable, an annual fee, based upon a percentage of the net revenues from the operation of each Device, a Device owner's fee, a Device operations fee, license establishment fee and a Device owner's franchise fee. All fees are payable in either semi-monthly, quarterly or annual installments depending on the fee being paid.

     According to the regulations adopted by the Gaming Control Board, the annual gross revenues generated from the video poker operations of a facility may not exceed its annual gross revenues from its primary business operations. The Company was not in compliance with this regulation for its fiscal years ended 1996, 1995 and 1994. However, this regulation was not being enforced in 1996, 1995 and 1994. The Louisiana Act was recently amended, as discussed below under "Recent Changes in Louisiana Act", to further qualify and restrict video gaming operations in truck stops. However, as amended, the Louisiana Act still does not contain a provision similar to this regulation. The Gaming Control Board has informally indicated that it does not currently plan to enforce any of its regulations that are not based on express statutory provisions. Since the legislature further qualified and restricted truck stop video poker operations, but did not choose to include a restriction of this type, the Company presently anticipates that the Gaming Control Board will continue to choose not to enforce this regulation.

      ESTABLISHMENT LICENSE. The Louisiana Act also provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of Devices within the Establishment. The Establishment license is typically granted to the owner of the truck stop facility, but may also be granted to a lessee of the facility. The owners are the Establishment licensees for King's Lucky Lady, the Pelican Palace, The Diamond Jubilee, the Lucky Longhorn and Stelly's. Ozdon is the establishment licensee for the Gold Rush.

     Establishment licenses are also subject to annual renewal at the same time Device owner licenses are renewable, and the payment of an annual fee. The Gaming Control Board has the same authority to deny, suspend, condition or revoke an Establishment license, and to conduct investigations (including investigations of 5% owners), as it does for Device owner licenses. As with the Device owner license, the Establishment license is a pure and absolute privilege. The loss by the Company or the owner of the truck stop of the Establishment license for any of the six truck stops within which Operator operates video poker casinos would have a material adverse effect upon the business of the Company.

     The Louisiana Act also provides protection to lessees of truck stop facilities such as the Company and Operator. It provides that if the lease of a licensed Establishment expires or is terminated without legal cause by the owner of the Establishment, neither the owner nor any new lessee shall have the right to apply for a Device license at the Establishment for six years, unless the owner of the Establishment was also the holder of the Device owner license for the devices being operated at the Establishment, and the former lessee/licensee is given the right to continue operations at the Establishment by agreement with the owner or any new lessee.

     RECENT CHANGES IN LOUISIANA ACT. Effective July 1, 1994, the Louisiana legislature adopted amendments to the Louisiana Act which have a material effect on operations of truck stop casinos. The franchise payment payable to the State of Louisiana was raised from 22.5% of net device revenues (money played in video poker devices less winnings paid) to 32.5% and 26% of net device revenues for those operated in truck stops and taverns, respectively.

     In addition to raising the franchise payment, the Louisiana legislature also adopted additional standards to be satisfied for a truck stop facility to be considered a qualified truck stop facility for placement of video poker devices. These standards include increasing the required parking area for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring access to repair facilities; and requiring certain other amenities be available for truck drivers. Under the new law, operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 1996, each of the six truck stops at which Operator operates truck stop casinos satisfies these additional criteria.

     The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities had until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales, as follows: (i) up to 50 devices if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel, (ii) up to 40 devices if sales equal at least 75,000 gallons, but are less than 100,000 gallons, per month and 30,000 of such gallons are diesel, and (iii) up to 35 devices if sales equal at least 50,000 gallons, but are less than 75,000 gallons, and 10,000 of such gallons are diesel. During the grandfather period for existing licensed facilities (which expired January 1, 1996), facilities were required to average monthly sales of at least 25,000 gallons per month, commencing October 1994, in order to continue operating video poker devices at the facility. As of December 31, 1996, each of the truck stop facilities at which Operator operates truck stop casinos was operating the maximum number of 50 devices, except Stelly's where 19 devices were being operated (16 by Operator and three by a nonaffiliate). However, as of December 31, 1996, fuel sales at Stelly's and The Diamond Jubilee were below the level required to operate the number of video poker devices being operated by them, and on February 1, 1997 ten devices were removed from operations at The Diamond Jubilee until increased fuel sales are maintained, and the Company anticipates that it may be required to remove all 16 devices from operations at Stelly's until increased fuel sales are maintained, if possible. It is anticipated that the Division will review fuel sales at truck stops on a quarterly basis to determine whether the average monthly fuel sales volumes are being satisfied for the number of devices operated, and, if not, the number of operating devices will be reduced until the next quarterly review. The reduction in the number of devices operated at the Operator's truck stop casinos could have an adverse effect on the cash flow of the Company if the level of fuel sales cannot be increased to reach the former level of devices maintained by Operator, although such effect will be mitigated by the fact that rarely are all devices in a location in operation at the same time.

     During 1995 and early 1996, there was a perceived increase in anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians. In April 1996, the Louisiana Legislature approved a local-option bill which gave the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. At this general election, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker, but two parishes voted to discontinue video poker casinos which will result in the future closure of seven taverns and the loss of 13 video poker devices as of June 30, 1999. The Company believes there is continuing anti-gaming sentiment prevailing within certain segments of the population and with certain politicians. From time to time bills are proposed in the legislature to restrict or terminate truck stop video poker casinos. The Company cannot predict whether anti-gaming sentiment or any future proposed legislation will result in further changes to the gaming laws of Louisiana, or an outright ban on certain forms of gaming, including truck stop video poker casinos. The State of Louisiana and the local parishes generate substantial revenues from license fees and taxes on the gaming industry, so the loss of portions of these revenues would most likely be carefully examined in connection with any future proposed limitations on gaming. The Company continues to monitor these proceedings and provides input as appropriate. The Company also continues to review other gaming opportunities outside Louisiana, and other non-gaming opportunities, for purposes of diversification.

     The Gaming Control Board has been recently appointed and has undertaken a review of all licensees operating video poker casinos. The Company is aware of at least two operators who have lost their licenses on the grounds they were not in compliance with Louisiana requirements. The Operator is being examined as part of this process. See "License Renewal Process", above, for a description of this examination and the possible results thereof.

      OTHER STATES

     The ownership and operation of gaming facilities in other states where gaming is legal are subject to extensive state and local regulation. To the extent the Company expands its gaming operations into other states, the Company will, among other things, be required to register under the gaming acts of such states and its gaming operations will be subject to the licensing and regulatory control of the gaming commissions of such states, and various local, city and county regulatory agencies. The Company will be required to submit detailed financial, operating and other reports to such gaming commissions, and substantially all loans, leases, sales of securities and similar financing transactions entered into by the Company will be required to be reported to or approved by such gaming commissions. The Company will also be required to periodically submit detailed financial and operating reports and to furnish any other information required thereby.

     Each of the directors, officer and key employees of the Company who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with the activities of the Company, will be required to be found suitable therefor, and may be required to be licensed, by applicable gaming commissions. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. There can be no assurance that such persons will be found suitable by the applicable gaming commissions in states in which the Company may seek to expand.

     FEDERAL REGULATION

     Operator is required to file annually with the United States Department of Justice under the Gambling Devices Act of 1962. All currently required filings have been made.

REGULATION - CRUISE AND TRAVEL OPERATIONS

     GalaxSea must comply with federal and applicable state laws regarding its franchising operations, including the preparation and distribution to potential franchisees of a franchisee offering circular, and the registration of GalaxSea and the circular in certain states.

     There are no regulations or licensing requirements applicable to I.T. Cruise's operations.

RESTRICTIONS ON STOCKHOLDERS; MANDATORY DISPOSITION IF FOUND UNSUITABLE

     The Louisiana Act requires holders of 5% or more of the Company's Common Stock, Class A Preferred Stock or Series B Preferred Stock to meet the suitability requirements applicable for the types of licenses held by the Company or Operator, and, if required by the Division, to file a license application with the Division. Failure to meet such suitability requirements or file any required application can result in suspension or forfeiture of the Louisiana licenses. Other states grant their gaming commissions the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership.
Furthermore, certain of these states provide that any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the gaming commission of such state may be guilty of a crime. Any person who fails or refuses to apply for a finding of suitability or a license within a specified number of days after being ordered to do so by an applicable gaming commission may be found unsuitable. In addition, certain of these states provide that if any owner of voting securities is found to be unsuitable, such owner must immediately surrender all securities to the Company, and the Company must refund any money or other thing of value that may have been invested in or made use of by the Company.

     As a result of the foregoing restrictions on ownership, the Company's Certificate of Incorporation was amended in conjunction with the Merger with OM to provide that if a holder or a beneficial holder of Common Stock, Class A Preferred Stock or Series B Preferred Stock or any other class of capital stock is required by the Division or the gaming commission of any other state to be found suitable, the holder shall apply for a finding of suitability within the time period required by applicable law or by such regulatory authority.
Further, the applicant for a finding of suitability will be required to pay all costs of the investigation for such finding of suitability. The amended Certificate also provides that if a holder or beneficial owner who is required to be found suitable does not apply for such finding within the required time period, or is not found suitable by the applicable regulatory authority, (i) the holder shall, upon request of the Company, dispose of his Common Stock, Class A Preferred Stock or Series B Preferred Stock or any other class of capital stock within 30 days or within the time prescribed by the applicable regulatory authority, whichever is earlier, or (ii) the Company may, at its option, redeem the holder's Common Stock, Class A Preferred Stock or Series B Preferred Stock or any other class of capital stock at the lesser of the market price thereof on the date of the finding of unsuitability or the price at which such Common Stock, Class A Preferred Stock or Series B Preferred Stock or any other class of capital stock was acquired by the holder, and (iii) if required under applicable state law, such shares may not be voted by such unsuitable person and no dividends or distributions of any kind may be made on such shares to such unsuitable person.

INSURANCE

     The Company carries commercial general liability coverage on the properties it operates. The Company also carries property insurance on an actual cash value basis covering the cost of direct physical damage.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company owns the Gold Rush truck stop facility and the building in which the video poker casino is operated. This property is subject to a mortgage having a remaining principal balance of approximately $1,023,217 at December 31, 1996, and which requires monthly payments of principal and interest of approximately $22,814 through June 20, 2001, at which time the note will be paid in full. This property is further described under Item 1 -"Description of Business -- Operation of Truck Stop Facilities", "-- Assignment to OM Operating, L.L.C." and "--Operation of Video Poker Casinos". Reference is hereby made to these sections for a description of this property and the Company's various rights relative to this property.

     A description of the various agreements under which the Company operates and manages the two other truck stop facilities and participates in the ownership of the five other truck stop video poker casinos is also included under Item 1--"Description of Business -- Operation of Truck Stop Facilities", "--Assignment to OM Operating, L.L.C." and "-- Operation of Video Poker Casinos". Reference is also hereby made to these sections for a description of those agreements and the Company's various rights relative to the truck stops.

     The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 4,784 square feet pursuant to a 72 month lease which provides for a rental rate of approximately $3,786 per month. The Company subleases approximately 2,015 square feet of its office space to International for $1,595 per month pursuant to a month to month verbal agreement.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     On August 25, 1995, the Company filed a petition for declaratory judgment in the 14th Judicial District Court, Calcasieu Parish, Louisiana, seeking the court's interpretation of the Act of Contract and Agreement (the "Contract") under which Operator operates the Lucky Longhorn video poker casino. See "Item 1 -- Description of Business -- Operation of Video Poker Casinos -- Lucky Longhorn - Vinton, Louisiana." At issue is whether Operator deducts the full 32.5% net device revenue tax, or only 22.5% (which was the statutory rate prior to the amendment of the statute effective July 1, 1994), in calculating net revenues for distribution under the Contract. Longhorn, the other party to the Contract, filed an answer to the Company's suit on November 28, 1995 claiming that only the old rate of 22.5% should be deducted, and claiming that Operator was in default for deducting the higher rate and that the Contract should therefore be terminated. No trial date has been set, and settlement discussions are ongoing with Longhorn. The Company believes the issue will be resolved satisfactorily, but there can be no assurance in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board "pink sheets" under the trading symbol "NAGM". Consequently, there is currently no established public trading market for the Company's Common Stock. In order to obtain bid quotations for the Common Stock, it is necessary to contact certain broker/dealers that make a market in the Common Stock. The following table sets forth a representative range of high and low closing bid quotations for the Common Stock that the Company obtained from certain broker/dealers for 1996 and 1995. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. In 1996 and 1995, the Company was unable to ascertain any bid quotations or any actual prices paid for its Common Stock in any specific transactions. Consequently, the Company is not able to state with certainty the range of high and low closing bid quotations for such years.

                    CALENDAR YEARS                      CLOSING BID PRICE
                                                     ------------------------
                      BY QUARTER                   HIGH                    LOW
                    --------------                 -----                   -----
     1996           First                       $   1/4                   $ 1/4
                    Second                        11/16                     1/4
                    Third                          7/16                    1/16
                    Fourth                         7/32                     1/8
     1995           First                       $1 5/16                   $9/16
                    Second                          5/8                     3/8
                    Third                           5/8                     3/8
                    Fourth                          1/4                     1/8

     At March 21, 1997, the Company had approximately 3,328 common stockholders of record, 31 holders of Class A Preferred Stock of record and one holder of Series B Preferred Stock of record.

     The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The holders of outstanding Series B Preferred Stock are entitled to receive dividends and distributions on a share-for-share basis equal to dividends and distributions on the Common Stock, and vice versa, so that Common Stock and Series B Preferred
                      ---- -----
Stock are treated equally on a combined basis as though the combined shares were one class of capital stock of the Company. The Company may not declare or pay dividends on Common Stock or Series B Preferred Stock if there are accumulated and unpaid dividends on Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares were outstanding. The Company is $780,000 in arrears on dividends on its Class A Preferred Stock through May 31, 1996. These dividends will accumulate and be payable in full prior to any distributions on the Common Stock or Series B Preferred Stock. Simultaneously with the closing of its acquisition of GalaxSea on June 10, 1996, the Company restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends until June 10, 1998 and obtaining from the holders of Class A Preferred Stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time prior to June 10, 1998. Class A Preferred Stock is also redeemable at any time by the Company by payment of a per share redemption price of $3.00 per share, plus any accumulated and unpaid dividends.

     As discussed under "Item 1 -- Description of Business -- Operation of Video Poker Casinos -- The Diamond Jubilee - New Orleans, Louisiana", the Company issued 450,000 shares of Common Stock to the stockholders of New Orleans Video Poker, Inc. ("NOVP") in partial consideration of a sublease between Operator and NOVP. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance of shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     PRESENT CASH SHORTFALL. As of April 1, 1997, the Company was four months in arrears (a total of $200,000) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,158,215 at April 1, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables.

     The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $200,000 accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1998 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1998, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $895,476 at April 1, 1997, require aggregate payments of principal and interest of $11,250 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1997. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino, any required restructuring of the Company's revenue and profits interests in OM Operating, L.L.C. (see "Item 1 -- Description of Business -- License Renewal Process"), and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the second quarter of 1997, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

     As described in "Item 1 -- Description of Business -- License Renewal Process", the structure of OM Operating, L.L.C. ("Operator") and the various interests (including revenue and profits interests) of the Company in Operator are being reviewed by the Louisiana Gaming Control Board. Any adverse ruling by the Louisiana Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in material adverse changes in Operator's structure, but it cannot predict the results of the review until the review is completed. See also, "Item 1 -- Description of Business -- Regulation and Licensing - Gaming Operations -- Louisiana -- Recent Changes in Louisiana Act" for a discussion of the perceived anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicans, which sentiment may also impact the review of Operator and any possible restructuring of Operator, or even a possible loss of Operator's license to Operate the video poker casinos.

     The Company will seek to meet its long-term liquidity needs primarily through cash flow from operations, restructuring its payment obligations on certain debt described above, additional borrowings from the Company's traditional lending sources and possible sales of equity or debt securities. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs if it is able to satisfactorily restructure its payment obligations as described above, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

     GENERAL CONDITION. The Company ended fiscal 1996 with $548,494 in cash and other current assets amounting to $627,336, including accounts receivable of $291,597, inventories and prepaid expenses of $180,885 and current notes receivable of $135,824. The Company's total liabilities were $5,859,425 at December 31, 1996, including accounts payable and accrued liabilities of $1,037,366, current notes payable of $1,385,597, long-term notes payable of $2,656,462 and preferred stock dividends payable of $780,000. The Company's liabilities increased $1,578,315 from $4,281,110 at December 31, 1995 to $5,859,425 at December 31, 1996. This increase was comprised of additional liabilities recorded at December 31, 1996 related to the acquisition of I.T. Cruise and GalaxSea which amounted to $1,533,461, the redemption of 313,000 shares of Class A Preferred Stock for $939,000 in debentures, the accrual of preferred dividends payable of $200,000, other notes totaling $31,734 and an increase in current liabilities of $245,711. Reductions in liabilities came from payments on long and short-term debt to banks and equipment manufacturers totaling $548,847, payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $385,001, note reductions related to the acquisition of I.T. Cruise and GalaxSea of $287,542, payments on promissory notes payable to Class A Preferred shareholders of $25,726 and payments on pre-Merger liabilities of Western Natural Gas Company ("WNGC") of $124,475.

     Accounts payable and accrued liabilities of $1,037,366 included $443,138 in trade payables, state franchise taxes of $211,744, casino distributions of $210,435, payroll and payroll taxes of $120,523, income tax payable $32,017 and accrued interest of $19,509.

     The current portion of other notes payable totaling $1,385,597 includes $528,506 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $334,935; $194,617 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $176,485 payable to Class A Preferred shareholders; WNGC notes current notes payable of $68,878; and $62,380 in equipment leases and other notes.

     Long-term debt of $2,656,462 includes $828,625 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $736,789 payable to Class A Preferred shareholders; $717,413 related to the acquisition of I.T. Cruise and GalaxSea; $334,557 for the stock purchase note on the Gold Rush acquisition; and $39,080 in equipment leases and other notes.

     The remaining pre-Merger liabilities of WNGC constitute a note payable with a balance of $68,878 as of December 31, 1996; this note is also guaranteed by a director of the Company. The amount paid on WNGC pre-Merger liabilities totaled $124,475 during 1996.

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

     Effective July 1, 1996 the Company entered into a sublease agreement with New Orleans Video Poker, Inc. ("NOVP") to sublease and manage The Diamond Jubilee video poker casino and truck stop in New Orleans, Louisiana. This sublease provides for a 50/50 split between the Company and NOVP of the net cash flow generated by the Diamond Jubilee. The sublease further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of NOVP, as the purchase price for 50 video poker devices and an automated teller machine. The Company has the option to purchase NOVP's 50% share of the cash flow for the remaining balance on the notes to NOVP principals (approximately $566,000 at December 31, 1996); which are reduced on a monthly basis from cash flow distributions. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.

     At December 31, 1996, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,492,255. At December 31, 1996 equipment (net) resulting from the Company's acquisition of I.T. Cruise and GalaxSea, totaled $5,605. In addition, the Company entered into a sublease for The Diamond Jubilee with NOVP, which resulted in the assignment to the Company of 50 video poker machines and related equipment totaling $122,968. As of December 31, 1996, the Company owed video poker equipment manufacturers a total principal amount of $19,796 pursuant to one promissory note secured by such machines and equipment. This note requires total monthly principal and interest payments of $6,774. During 1996, promissory notes to equipment manufacturers were reduced by $242,832.

     The Company completed truck stop paving in order to maintain video poker licenses before January 1, 1996 at all locations. State inspectors approved the Pelican Palace, King's Lucky Lady and the Gold Rush, but did not approve Stelly's Southern Gold, at which the engineer had certified 51,250 square feet was paved. State inspectors disallowed 7,800 square feet of parking area at Stelly's Southern Gold in LeBeau, Louisiana, claiming that additional driveways were needed to accommodate easier access to the highway, and therefore suspended operations of the video poker casino on January 4, 1996. The Company protested the findings of the State inspectors, and on October 29, 1996 the Gaming Control Board authorized Stelly's Southern Gold in LeBeau to re-open. The Company received the final documentation from the state authorizing a re-start of operations on November 22, 1996.

     Effective June 10, 1996, the Company acquired GalaxSea and I.T. Cruise, companies engaged in the cruise travel industry. Cruise revenue as reported is presented on an accrual basis, and is estimated based on the receipt of quarterly cash payments of previous years actual revenue; adjusted for seasonal variations. Cruise revenue is comprised of overrides and commissions on cruise sales generated by I.T. Cruise from the International network and GalaxSea's franchise system. The Cruise lines make payments of overrides and commissions on a quarterly basis which are received 30-45 days following the end of each quarter. Bonus overrides and commissions are paid by the cruise lines on an annual basis, which are received 30-45 days into the next calendar year. GalaxSea franchisees are billed monthly for license fees.

     Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1996. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

     At the general election held on November 5, 1996, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker. The local option initiative gave the voters in each parish the right to decide what forms of gaming they want to continue in their parish.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Additionally, long-lived assets and certain identifiable intangible assets to be disposed of are required to be reported at the lower of carrying amount or fair value, less selling costs. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to equity instruments issued to acquire goods and services from nonemployees. SFAS No. 123 defines a fair value based method of accounting for employee stock option and similar equity instruments. Entities may either adopt that accounting method or may elect to continue the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue following Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method had been adopted. SFAS

No. 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to continue following Opinion No. 25. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

RESULTS OF OPERATIONS

NET INCOME FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996.

     Company operations resulted in net income before income taxes of $690,634 for the twelve months ended December 31, 1996, an increase of $793,535 from 1995. The Company also recorded the 70% revenue interest it received through May 1996 in the Pelican Palace as a repayment of a note receivable. This note receivable has been satisfied, therefore fifty percent of the operating profit generated at the Pelican Palace after May 31, 1996 is now recorded as income to the Company. The note receivable was reduced by $236,616 in 1996, compared to 1995's reduction of $657,224. Effective June 1, 1996 the Company began recording income from GalaxSea and I.T. Cruise marketing operations, which amounted to a loss of $339,862 through December 31, 1996. The Company also began recording additional video poker income as of July 1, 1996 from the Diamond Jubilee, which amounted to $66,399 for the six months ended December 31, 1996. The Company's operating profit before depreciation, amortization and interest expense amounted to $1,629,023 through December 31, 1996, up 55% from 1995's $1,049,983.

REVENUES TOTALED $19,709,299 THROUGH DECEMBER 31, 1996 COMPARED TO $15,040,509 FOR 1995, UP 31%.

     VIDEO POKER revenues totaled $13,121,325 through December 31, 1996, up 7% from 1995's $12,243,504. Discontinued operations at Landry's Silver Fox, Stelly's Southern Gold and Route Operations resulted in a reduction in video poker revenue of $2,036,188 from 1995. Increased competitive pressure at the Lucky Longhorn, King's Lucky Lady and the Pelican Palace resulted in a decrease of $660,601 in video poker revenue from 1995 to 1996. These declines were off-set by a full year of operation at the Gold Rush, which generated incremental revenue of $2,377,044 during 1996, along with the Diamond Jubilee's contribution of $1,197,564.

     Video poker revenue production by location for 1996 and 1995 was as follows: Lucky Longhorn, Vinton, LA -$3,616,178 in 1996 and $4,183,795 in 1995, down 14%; Pelican Palace, Toomey, LA -$2,734,027 in 1996 and $2,753,071 in 1995,
down 1%; King's Lucky Lady, Porte Barre, LA - $2,290,751 in 1996 and $2,364,691 in 1995, down 3%; Gold Rush, in Opelousas, LA - $2,794,955 for 12 months in 1996 versus $417,911 for two months in 1995; Stelly's-LeBeau, LA -$58,479 for less than two months in 1996 and $450,632 for twelve months in 1995; Route
Operations -South, LA - $429,371 in 1996 and $621,236 in 1995, down 31%. The
Diamond Jubilee contributed $1,197,564 in video poker revenues for the six months ended December 31, 1996. Landry's Silver Fox discontinued operations as of December 31, 1995, posting video poker revenue of $1,452,169 in 1995.

     RETAIL revenues from fuel and convenience store, and food and beverage operations amounted to $6,073,907 in 1996 compared to 1995's $2,797,405, an increase of 117%. Fuel and convenience store sales amounted to $4,631,781 compared to $1,802,361 in 1995. Growth occurred at the Gold Rush, which reported $2,668,763 in revenue compared to only two months of revenue in 1995 totaling $335,510; and King's generated $1,963,018, up 34% from 1995's $1,466,452. Food and beverage sales totaled $1,442,126 compared to $995,044 in 1995. Food and beverage for each location was as follows: King's $794,328 in 1996 compared to 1995's $728,717; Pelican Palace - $237,211 in 1996 versus $169,329 in 1995; Gold
Rush - $368,004 in 1996 compared to $52,483 in 1995; Diamond Jubilee $42,585 for 1996 and Landry's - $44,515 in 1995.

     CRUISE REVENUES for the seven months ended December 31, 1996 totaled $514,067. This amount represents an accrual of $220,000 for overrides and commissions on cruise sales volume resulting from I.T. Cruise's contracts with International Tours, Inc. and marketing fees of $5,939; and the accrual of GalaxSea's franchise system revenues, comprised of $84,383 in overrides and commissions, $81,575 in monthly license fees, franchise sales fees of $28,250, marketing fees totaling $54,721 and convention and training fees of $39,199.

CASINO AND TRUCK STOP OPERATIONS

     The Gold Rush generated average daily revenue per device (50 devices) of $153 through December 31, 1996 compared to $137 for November and December of 1995. The Gold Rush's operating profit was approximately

$1,005,492, representing 39% of the Company's aggregate operating profit from truck stop/casino operations. This compares to operating profit for November and December of 1995 of $184,569, representing 10% of the Company's aggregate operating profit from truck stop/casino operations; an increase of $820,923, or 445%.

     The Lucky Longhorn generated average daily revenue per device (50 devices) of $198 through December 31, 1996 compared to 1995's $229. The Lucky Longhorn has eighteen competitors in its market area, including four river boats, one of which was added in 1996. Also affecting the local market, is the Las Vegas style Native American casino, which opened during 1994, and then, almost doubled its gaming capacity during the third quarter of 1995. In 1996 the Company's share of the operating profit from the Longhorn was approximately $687,000, representing 27% of the Company's aggregate operating profit from truck stop/casino operations. This compares to operating profit for 1995 of approximately $772,000, or 43% of the Company's aggregate operating profit from truck stop/casino operations; a decrease of 11%.

     King's Lucky Lady generated average daily revenue per device (50 devices) of $126 through December 31, 1996 compared to 1995's $130. King's Lucky Lady's operating profit was approximately $472,000, representing 18% of the Company's aggregate operating profit from truck stop/casino operations. This compares to operating profit for 1995 of approximately $449,000, or 25% of the Company's aggregate operating profit from truck stop/casino operations; an increase of 5%. See "Item 1 -- Description of Business -- Operation of Truck Stop Facilities -- King's Lucky Lady - Port Barre, Louisiana" for a discussion of the Company's option to renew the lease on King's Lucky Lady, which must be renegotiated by May 1, 1997 in order to retain the lease, and the possibility that such lease will be lost for failure to negotiate terms agreeable to both parties.

     The Pelican Palace generated average daily revenue per device (50 devices) of $150 through December 31, 1996 compared to 1995's $151. The Pelican was subject to the same competitive pressures as the Longhorn during 1996. In 1996 the Company's share of the operating profit from the Pelican was approximately $354,000 compared to 1995's $153,000, an increase of 131%; this represents 14% versus 8% in 1995 of the Company's aggregate operating profit from truck stop/casino operations. However, as noted above, the Company also received distributions of $236,616 of the Pelican Palace's operating profit in 1996 in payment of the Company's note receivable from Curray, which was satisfied in May of 1996.

     The Diamond Jubilee generated average daily revenue per device (50 devices) of $132 from July 1996 through December 31, 1996. Operating profit was approximately $85,218, representing 3% of the Company's aggregate operating profit from truck stop/casino operations. This operating profit represents the Company's 50% share of the net cash flow generated by the Diamond Jubilee. See " Item 1 -- Description of Business -- Operation of Video Poker Casinos -- The Diamond Jubilee - New Orleans, Louisiana" for a discussion of the loss of 10 devices at the Diamond Jubilee after December 31, 1996.

     Route Operations generated average daily revenue per device (on an average of 25 devices) of $48 through December 31, 1996 compared to average daily revenue per device (on an average of 38 devices) of $44 in 1995. Operating profit for 1996 was approximately $62,000, representing 2% of the Company's aggregate operating profit from truck stop/casino operations. This compares to operating profit for 1995 of approximately $85,000, or 5% of the Company's aggregate operating profit from truck stop/casino operations. At December 31, 1996, the Company had 22 devices operating within 10 locations. During the year, the Company discontinued operations at three locations.

     Stelly's Southern Gold was closed January 4, 1996 as a result of the truck parking and compliance issue discussed above and subsequently re-opened on November 22, 1996. Only $58,479 in video poker revenue was recorded in 1996 compared to $450,632 in 1995. A year-to-date operating loss totaling $21,142 was mainly the result of additional license application fees, engineering costs, device fees, insurance and property taxes. Operating profit amounted to $83,418 for the year ended December 31,1995, and represented 5% of the Company's aggregate operating profit from truck stop/casino operations. See "Item 1 -- Description of Business -- Operation of Video Poker Casinos -- Stelly's -LeBeau, Louisiana" for a discussion of the possible loss of all 16 devices at Stelly's.

     Landry's Silver Fox - The Company discontinued operations at this establishment as of December 31, 1995. Operating profit for 1995 of approximately $137,000 represented 8% of the Company's aggregate operating profit from truck stop/casino operations.

CRUISE OPERATIONS

     GalaxSea recorded revenues for the seven months ended December 31, 1996 totaling $288,128, with an operating loss of approximately $241,000.

     I.T. Cruise recorded revenues for the seven months ended December 31, 1996 totaling $225,939, with an operating profit of approximately $155,000.

EXPENSES TOTALED $19,018,665 THROUGH DECEMBER 31, 1996 COMPARED TO $ 15,368,386 FOR 1995, UP 24%.

     VIDEO POKER operations recorded a direct cost of revenue amounting to $7,551,036 in 1996 and $7,692,980 in 1995, a decrease of 2%. This includes fees paid to the State of Louisiana of $4,478,153 (34.1% of video poker revenue) in 1996 and $4,154,060 (33.9% of video poker revenue) in 1995, and profit sharing payments as defined in operating and management contracts of $3,072,885 (23.4% of video poker revenue) in 1996 and $3,538,920 (28.9% of video poker revenue) in 1995. 1995 results included a loss on the disposal of a gaming asset amounting to $175,625.

     RETAIL operations posted a cost of revenue related to fuel, convenience store, food and beverage operations totaling $5,031,519 (82.8% of truck stop and convenience store sales) in 1996, compared to $2,227,390 (79.6% of truck stop and convenience store sales) in 1995. This increase in the cost of sales margin was the result of higher fuel sales for 1996, amounting to $3,906,306, with a gross margin of only 4%, and constituted 64% of the Company's retail sales, compared to 1995's fuel sales of $1,497,936, with a gross margin of 4%, and contributing 54% of the Company's retail sales. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during 1996, in order to increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. In addition, food and beverage operations produced sales totaling $1,442,128 in 1996 with a cost of sales margin of 46% compared to 1995's $995,044, with a cost of sales margin of 52%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops also require the Company to operate three low volume 50 seat restaurants on a 24 hour basis in order to operate 19 or more video poker machines. All of these factors contribute significantly to the Company's low gross margin on retail sales.

     CRUISE operations recorded a direct cost of revenue amounting $101,389 in 1996. This was comprised of marketing, training and promotional expenses totaling $84,795 and royalty fees of $16,594.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $5,554,120 in 1996 and $4,295,132 in 1995 represented 28.2% and 28.6% of total revenue for 1996 and 1995, respectively.

     DEPRECIATION AND AMORTIZATION amounted to $664,365 in 1996 and $675,468 in 1995. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, amortization was reduced by $180,000 from 1995. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill totaling $150,158 in 1996 (See Note 4. -- "Income Taxes"-- to the Financial Statements attached to this report). Interest expense was $322,793 in 1996 and $301,791 in 1995. Other revenue and expense (net) was $206,557 in 1996, compared to $224,946 in 1995.

COMPARISON OF 1996 TO 1995

     Video poker revenues increased from $12,243,504 in 1995 to $13,121,325 in 1996, up $877,821 or 7%, due primarily to a full year of operation at the Gold Rush, which generated revenue of $2,794,955 during 1996 compared to $417,911 in 1995. Additional revenue of $1,197,564 was recorded during 1996 as a result of the sublease of The Diamond Jubilee. These gains were off-set by two factors. First, competitive pressure on the Lucky Longhorn, King's Lucky Lady and the Pelican Palace resulted in a decrease of $660,601 in video poker revenue from 1995 to 1996. Second, a decline of $2,036,188 in video poker revenue from 1995 resulted from discontinued operations at Landry's Silver Fox, Stelly's Southern Gold and Route Operations.

     Revenues from fuel and convenience store, food and beverage operations amounted to $6,073,907 in 1996 compared to 1995's $2,797,405, an increase of 117%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $2,804,129, or 126% from $2,227,390 in 1995 to $5,031,519 in 1996.

     General operating and administrative expenses were $5,554,120 in 1996 and $4,295,132 for 1995, an increase of $1,258,998, or 29%. Payroll related expenses increased $558,547, or 25%, from $2,264,479 in 1995 to $2,823,026. This overall increase in payroll expense was comprised of the following: operating the Gold Rush for a full fiscal period resulted in an increase in cost over 1995 of $487,322; the Diamond Jubilee added $99,779; Cruise Operations added $134,626; a reduction of $202,898 resulted from discontinued operations at Landry's Silver Fox and Stelly's Southern Gold; and all other payroll expenses were up $39,718, an increase of 2%. The increase in the Federal Minimum Wage from $4.75 per hour to $5.15 per hour went into effect on October 1, 1996. Other major cost elements that contributed to the increase in expenses over 1994 were:
Gold Rush operating expenses of $433,336 over 1996, the Diamond Jubilee added $166,564; Cruise Operations added $363,620; professional services were up $68,616, or 39%; a reduction of $275,014 resulted from discontinued operations at Landry's Silver Fox and Stelly's Southern Gold; all other expenses (net) were up $93,477, an increase of 6.2%. Marketing and promotional expenses totaling $605,589 for 1996, which are included in the expenses outlined above, increased $59,212, or 11%, from 1995's $546,647.

     Depreciation and amortization amounted to $664,365 in 1996 and $675,468 in 1995, a decrease of $11,103, or 2%. Depreciation and amortization on video poker operations, which includes of video poker machines, leasehold improvements and revenue interest rights, amounted to $425,807 in 1996 compared to $459,413 for 1995. Depreciation and amortization on corporate, truck stop and convenience store operations totaled $70,254 in 1996 and $216,055 for 1995. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, amortization was reduced by $180,000 from 1995. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill totaling $150,158 in 1996 (See Note 4. -- "Income Taxes"-- in the Notes to Financial Statements". Interest expense was $322,793 in 1996 and $301,791 for 1995, an increase of $21,002, or 7%. Other revenue and expense (net) of $206,557 in 1996, includes of rental income, interest income, ATM commissions and miscellaneous gains and losses on the disposal of assets. This compares to $224,946 for 1995.

FORWARD LOOKING STATEMENTS

     Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: regulatory changes, regulatory approvals, regulatory review of licenses and retention of licenses without material changes to the existing structure of Operator, the availability and cost of financing, and, renegotiation of debt instruments, lease renewals and agreements, to name a few.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Effective January 17, 1995, the Company dismissed its former independent accountant, Sartain Fischbein & Company, and engaged Arthur Andersen LLP as its new independent accountant to audit the Company's financial statements.

     There were no disagreements with Sartain Fischbein & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in its report. A copy of a letter from Sartain Fischbein & Company, addressed to the Securities and Exchange Commission, concurring with the Company's statements herein is filed as an Exhibit to this Form 10-KSB.

     The report of Sartain Fischbein & Company on the Company's financial statements for each of the Company's fiscal years ended December 31, 1993 and 1992 were qualified on the assumption that the Company would continue as a going concern. Since the date of the most recent of such reports, the Company consummated the Merger with OM.

     The decision to change the Company's principal independent accountant was approved by the Board of Directors of the Company.

                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The following table provides information as of March 31, 1997, with respect to each of the Company's directors and each executive officer, and certain officers of certain of the Company's subsidiaries:

                                                                         Served as Executive
                                                                             Officer or
     Name                        Age           Position                    Director Since
     ----                        ---           --------                  -------------------
                       DIRECTORS AND EXECUTIVE OFFICERS

     Lamar E. Ozley, Jr.         61      Director (Chairman),                   1994
                                         President and Chief
                                         Executive Officer

     Daryl N. Snadon/(1)/        51      Director                               1994

     Richard P. Crane, Jr.       57      Director and Secretary                 1994

     George J. Akmon/(1)/        53      Director, Executive Vice               1994
                                         President, Chief Operating
                                         Officer, Treasurer and
                                         Chief Financial Officer

                    CERTAIN OFFICERS OF CERTAIN SUBSIDIARIES

     Ron Blaylock                57      President and Chairman of              1992
                                         I.T. Cruise, Inc. and
                                         Chairman of GalaxSea
                                         Cruises and Tours, Inc.

     Scott Koepf                 38      President of GalaxSea                  1996
                                         Cruises and Tours, Inc.

__________________________

(1)  Member of Audit and Compliance Review Committee.


     LAMAR E. OZLEY, JR. Mr. Ozley has been the President, Chief Executive Officer and a Director (Chairman) of the Company since October 17, 1994, the effective date of the Company's merger (the "Merger") with OM Investors, Inc. ("OM"). He was President and a Director of OM from its inception in February 1992 until October 17, 1994, and was the Secretary and a Director of OM from October 17, 1994 until December 15, 1995 when OM was merged into the Company. For the past five years until November 1995, he was the President of Bonnie & Clyde Trade Days, Inc., which operates a large trade fair and flea market in Arcadia, Louisiana. For the past five years he has also been involved in managing his personal investments in land, timber and oil and gas. Prior to his involvement with OM, he was President or Chairman of the Board of three different banks over an eight year period. Mr. Ozley earned a law degree from Louisiana State University in 1960 and a Master of Business Administration from Harvard University in 1962.

     DARYL N. SNADON. Mr. Snadon has been a Director of the Company since January 1994. He has been sole proprietor of Beltway Development Company, a real estate development company, in Dallas, Texas since 1973. Mr. Snadon has also been the Chief Executive Officer of Beltway Construction Incorporated, a general contractor, in Dallas, Texas since 1975, and President of Beltway Management Corporation, a real estate leasing and management company, since 1988. Mr. Snadon holds an undergraduate degree from the University of Missouri and is a graduate of the University of Missouri School of Law.

     RICHARD P. CRANE, JR. Mr. Crane has been a partner in the law firm of Crane & McCann, Santa Monica, California, since April 1994, and prior to that time was a partner in the law firms of Crane, Rayle & Lennemann, Santa Monica, California, for approximately two years, and Girardi, Keese & Crane, Los Angeles, California, for 14 years. Mr. Crane has practiced law for over 32 years, seven of which were with the U.S. Attorney General's Office where for five years he was the Attorney in Charge and Chief Trial Counsel of the Organized Crime and Racketeering Section of the Western Regional Office. He has served as Secretary of the Company since October 1994. Mr. Crane is also a director of Service Merchandise, Inc. and Bullet Sports International, Inc. both of which are publicly traded companies. He is a graduate of the University of Vanderbilt and holds a law degree from Vanderbilt Law School.

     GEORGE J. AKMON. Mr. Akmon has served as Director, Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since November 1, 1994, as Treasurer since March 2, 1995. He also served as President and a Director of OM from October 17, 1994 until December 15, 1995 when OM was merged into the Company. Mr. Akmon has been involved in the gaming and resort industries for approximately 24 years. Prior to his affiliation with the Company, Mr. Akmon owned his own consulting firm for approximately 14 months and provided consulting services in the gaming industry and general business area. Prior to that he was Chief Financial Officer of the Dunes Hotel & Country Club in Las Vegas, Nevada, for nine months, Chief Financial Officer and Director of Operations for Windmill Harbour Co., a resort community in Hilton Head, South Carolina, for two and one-half years, Vice President/General Manager of Harbour Town Resorts, a resort in Hilton Head, South Carolina, for two and one-half years, and Chief Financial Officer of Sea Pines Resorts in Hilton Head, South Carolina, for one year. He also served as Controller of Harrah's Resort in Reno/Lake Tahoe from February 1972 through November 1983. Mr. Akmon is a graduate of California State University with a B.A. in Economics.

     RON BLAYLOCK. Mr. Blaylock has served as the President of I.T. Cruise, Inc. ("I.T. Cruise") since June 1993 and as Chairman since June 1993, and has served as Chairman of GalaxSea Cruises and Tours, Inc. ("GalaxSea") since October 1995. He also served as President of GalaxSea from October 1995 until September 1996. He has been the President of International, a travel agency franchisor, since 1970 and the President of IT Financial Corporation, an affiliate of International, since 1986. IT Financial Corporation is also a travel agency franchisor.

     SCOTT KOEPF. Mr. Koepf has served as the President of GalaxSea since September 1996. For two years before that he was the President of Ultimate Seminars, Inc., a private company which developed and provided motivational and educational programs and seminars to the travel industry, and for three years prior to that he owned and operated a retail cruise sales agency. Mr. Koepf also served as President and Chief Executive Officer (1990 to 1992), Vice President and General Manager (1988 to 1990) and Director of Franchise Sales (1986 to 1988) for Cruise Holidays International, Inc., a travel agency franchisor. Mr. Koepf received a Bachelor of Science Degree in Business and a Bachelor of Arts Degree in Music from the University of Nevada in 1980.

     During 1996, the Board of Directors held two meetings. The Company has an Audit and Compliance Review Committee, but does not have a nominating or compensation committee or any committee performing similar functions.

     The Audit and Compliance Review Committee consists of Daryl N. Snadon and George J. Akmon. This Committee is responsible for serving in an oversight and supervisory capacity in the areas of accounting, auditing, licensing and statutory and regulatory compliance. The Committee was appointed in November 1994 and held one meeting in 1996.

     Non-officer directors of the Company were paid a fee of $1,250 during 1996 for serving as a director, plus $500 for each meeting of the Board attended. In addition, the Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1996.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 1996, 1995 and 1994, and the number of options granted, to the Chief Executive Officer of the Company and the other executive officer named below, and the value of the unexercised options held by such Chief Executive Officer and the other executive officer named below on December 31, 1996:

                          SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                                 Annual                    Compensation-
          Name and                            Compensation                   Securities           All
                                          --------------------
          Principal                                                          Underlying          Other
          Position               Year     Salary         Bonus           Options or Warrants  Compensation
          --------               ----     ------         -----           -------------------  ------------
    Lamar E. Ozley, Jr.,         1996    $ 75,000       $    -                     -           $      -
     Chief Executive Officer     1995      78,606            -                     -                  -
                                 1994      65,250       20,000                     -                  -

    George J. Akmon,             1996     130,000        5,000                  500,000           2,606/(2)/
     Executive Vice              1995     131,250            -                     -              1,706/(2)/
     President,                  4/(1)/    39,343            -                  210,000               -

     Chief Operating Officer,
     Secretary, Treasurer and
     Chief Financial Officer


_____________________________

(1)  Mr. Akmon became an employee of the Company on September 6, 1994.

(2) Includes $2,100 and $1,200 in rent subsidy in 1996 and 1995, respectively, and $506 in 1996 and 1995 for life insurance premiums on the 20% portion of a key-man life insurance policy for which Mr. Akmon's estate is the beneficiary.

_____________________________

                            OPTION/SAR GRANT TABLE
                (OPTION/WARRANT/SAR GRANTS IN LAST FISCAL YEAR)

                       Number of
                       Securities    Percent of
                       Underlying       Total
                       Options or  Option/Warrant                 Market Price
                        Warrants     Granted to     Exercise or      on Date
                        Granted     Employees in     Base Price     of Grant     Expiration
        Name               #         Fiscal Year       ($/Sh)        ($/Sh)         Date
        ----           ----------    -----------       ------        ------         ----
Lamar E. Ozley, Jr.        -              -            $   -         $    -          -

George J. Akmon         500,000         100%            0.30           0.30       1/17/01

            AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL
                       YEAR AND FY-END OPTION/SAR VALUES

                                                                      Unexercised
                        Shares               Number of Securities     In-the-Money
                       Acquired             Underlying Unexercised  Options/Warrants/
                          on       Value    Options/Warrants/SARs     SARs at 1995
                       Exercise   Realized    at 1995 FY-End(1)          FY-End
      Name                 #         $                #                     $
      ----             ---------  --------  ----------------------  -----------------
Lamar E. Ozley, Jr.        -         -                -                    $ -

George J. Akmon          None       None         710,000/(1)/            -/(1)/

________________________

(1) All options are vested. Value is based on the closing bid price of $0.125 per share on December 31, 1996. None of the options were in-the-money on December 31, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of Common Stock and Class A Preferred Stock as of March 31, 1997, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock or Class A Preferred Stock, each current director, and all executive officers and directors of the Company as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                                    Class A and Series B
                                      Preferred Stock                                   Common Stock
                                    --------------------                             --------------------
                                                                                      Number of Shares-
                                                                                      Assuming Full
                                                     Percent                          Conversion of
                                        Number         of        Number               Class A and Series B
      Name and Address                  of           Class or    of                   Preferred Stock
      of Beneficial Owner               Shares        Series     Shares     Percent   by All Holders/(1)/   Percent/(1)/
      -------------------               ------      ---------    ------     -------  --------------------   ------------
                                         Series B Preferred Stock/(2)/
                                         -----------------------------
International Tours, Inc. /(3)/          8,000,000      100.0    4,934,106       24.6       18,386,390        44.0
 13150 Coit Road
 Suite 125
 Dallas, Texas 75240

I.T. Financial Corporation/(3)/          8,000,000      100.0    5,126,432       25.5       18,578,716        44.5
 5810 E. Skelly Drive
 Suite 1800
 Tulsa, Oklahoma 74135

Hawes Partners/(3)/                      8,000,000      100.0    5,126,432       25.5       18,578,716        44.5
 5810 E. Skelly Drive
 Suite 1800
 Tulsa, Oklahoma 74135

Edwin Hugh Hawes II/(3)/                 8,000,000      100.0    5,128,776       25.5       18,581,050        44.5
 Shangri-La Vista Tower
 Route 3
 Afton, Oklahoma 74331

A. Keith Weber/(3)/                      8,000,000      100.0    5,220,161       26.0       18,672,445        44.7
 2411 W. 59th Street
 Mission Hills, Kansas 66208

Ron Blaylock/(3)/                        8,000,000      100.0    5,132,266       25.5       18,584,550        44.5
 13150 Coit Road
 Suite 125
 Dallas, Texas 75240

                                         Class A Preferred Stock/(4)/
                                         ----------------------------
Lamar E. Ozley, Jr.                        249,356       19.4    2,146,494/(5)/  10.7        3,742,992/(5)/    9.0
 6306 Mill Point Circle
 Dallas, Texas  75248

Donald I. Williams                         128,700/(6)/  10.0    1,729,000/(6)/   8.6        2,553,000/(6)/    6.1
P. & J. Williams, L.L.C.
 903 East Main
 New Roads, Louisiana  70760

J. Larry Jordan                            127,928        9.9      776,000        3.9        1,595,057         3.8
 206 Woodlawn
 Haynesville, Louisiana  71038

D.W. Morton, Ltd./(7)/                     178,893       13.9    1,353,994        6.7        2,499,354         6.0
Delwin W. Morton
Brevely G. Morton
 777 #. 15th Street
  Plano, Texas 75074

Loy F. Weaver                              152,510       11.9      839,945        4.2        1,816,388         4.3
 c/o Homer National Bank
 P. O. Box 689
 Homer, Louisiana 71040

Daryl N. Snadon                                  -          -      535,673        2.7          535,673         1.3
 15280 Addison Rd., Ste 300
 Dallas, Texas  75248

Richard P. Crane, Jr./(8)/                       -          -      785,556        3.8          785,556         1.9
 530 Wilshire Blvd., Ste. 400
 Santa Monica, California  90401

                                    Class A and Series B
                                      Preferred Stock                                    Common Stock
                                      ---------------                               ----------------------
                                                                                      Number of Shares-
                                                                                      Assuming Full
                                                     Percent                          Conversion of
                                        Number         of        Number               Class A and Series B
      Name and Address                  of           Class or    of                   Preferred Stock
      of Beneficial Owner               Shares        Series     Shares     Percent   by All Holders/(1)/   Percent/(1)/
      -------------------               ------      ---------    ------     -------  --------------------   ------------
George J. Akmon /(9)/                   -             -          710,000      3.4         710,000           1.7
  7600 Munich Ct.
  Plano, Texas 75025

All Executive Officers and              249,356/(4)/  19.4     4,177,723     19.6       6,984,221           16.2
  Directors as a Group
  (4 persons)/(3)(8)(9)/

________________________

(1) The Company has the right prior to June 10, 1998 to force conversion of the 1,287,000 outstanding shares of Class A Preferred Stock. If the Company exercises this right, the 1,287,000 shares of Class A Preferred Stock are convertible into 8,240,000 shares of Common Stock and International will receive an additional 5,452,854 shares of Common Stock pursuant to an anti-dilution agreement with the Company. See "Management-Certain Transactions
     - Acquisition of GalaxSea and I.T. Cruise". For purposes of this column and the percentage ownership after conversion, the full 8,240,000 shares of Common Stock to be issued to the holders of Class A Preferred Stock upon conversion and the full 5,452,854 shares of Common Stock to be issued to International in accordance with its anti-dilution agreement are considered to be issued and outstanding.

(2) Represents Series B Preferred Stock which votes with Common Stock and Class A Preferred Stock as one class. Series B Preferred Stock is convertible into Common Stock at a rate of one share of Common Stock for one share of Series B Preferred Stock.

(3) International Tours, Inc. owns 4,934,106 shares of Common Stock and 8,000,000 shares of Series B Preferred Stock of record and beneficially, and has the right to receive an additional 5,452,854 shares of Common Stock pursuant to an anti-dilution agreement with the Company if the Class A Preferred Stock is called for mandatory conversion. I.T. Financial Corporation (ITFC"), Edwin Hugh Hawes II, A. Keith Weber and Ron Blaylock own of record and beneficially 192,326, 2,334, 93,729 and 5,834 shares of Common Stock, respectively. Hawes Partners is a partnership one-third owned by each of Messrs. Hawes, Weber and Blaylock. ITFC and Hawes Partners beneficially own approximately 49.38% and 48.14%, respectively, of the outstanding capital stock of International, and Hawes Partners beneficially owns approximately 65% of the outstanding capital stock of ITFC. Consequently, the 4,934,106 shares of Common Stock and 8,000,000 shares of Series B Preferred Stock owned of record and beneficially by International, and the 5,452,854 shares of Common Stock issuable to International under its anti-dilution agreement with the Company, may also be deemed to be beneficially owned by each of ITFC, Hawes Partners and Messrs. Hawes, Weber and Blaylock, and are reflected accordingly in the table above for their respective ownership positions. Each of ITFC, Hawes Partners and Messrs. Hawes, Weber and Blaylock disclaim beneficial ownership of any of the other shares of the Company referenced in this note not owned of record by that person or entity.

(4) Represents Class A Preferred Stock which votes with Common Stock and Series B Preferred Stock as one class. The 1,287,000 outstanding shares of Class A Preferred Stock are convertible into 8,240,000 shares of Common Stock if called for mandatory conversion by the Company prior to June 10, 1998.

(5) Includes 12,000 shares owned of record and beneficially by Mr. Ozley's spouse, and 180,000 shares owned of record by his spouse as custodian for their minor son under the Uniform Transfer to Minors Act. Mr. Ozley disclaims beneficial ownership of these 192,000 shares.

(6) The Class A Preferred Stock is owned of record and beneficially by Mr. Williams and the Common Stock is owned of record and beneficially by P. &
     J. Williams, L.L.C., a limited liability company for which Mr. Williams serve as sole manager and owns 1% and his two adult daughters own 49% each and his wife owns 1%. Mr. Williams may direct the voting, or share in the direction of the voting, of these shares and, therefore, is deemed to beneficially own these shares. Also includes 450,000 shares of Common Stock owned of record by New Orleans Video Poker, Inc., a corporation 50.1% owned by Mr. Williams and his wife, and for which they serve as the sole directors and Mr. Williams serves as President and Secretary.

(7) D. W. Morton, Ltd. is a Texas limited partnership for which Delwin W. Morton and his wife, Brevely G. Morton, serve as general partners. D.W. Morton, Ltd. owns of record and beneficially 115,830 shares of Class A Preferred Stock and 868,500 shares of Common Stock. Mr. and Mrs. Morton may direct the voting, or share in the direction of the voting, of these shares and, therefore, are deemed to beneficially own these shares with D.
     W. Morton, Ltd.   Mrs. Morton owns of record and beneficially 63,063 shares
     of Class A Preferred Stock and 485,494 shares of Common Stock. Mr. Morton and D.W. Morton, Ltd. disclaim beneficial ownership of the shares owned by Mrs. Morton.

(8)  Includes a vested option to acquire 500,000 shares.

(9)  Constitutes vested options to acquire 710,000 shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Manager of OM Operating, L.L.C. On the effective date of the Merger with OM, OM and Donald I. Williams, a former Director and Vice President of OM, formed OM Operating, L.L.C. ("Operator") to own and operate the video poker casinos and tavern route of OM. See, "Certain Transactions - Interest in Operator", below. Mr. Williams has been the Manager of Operator since the effective date of the Merger, in which capacity he is responsible for the day-to-day management of the Company's Louisiana video poker casinos. He was the Vice President, Secretary and Treasurer and a Director of OM from June 1992 until the Merger was consummated. He has also been President of Williams Realty Co., Inc., a real estate brokerage company owned by him since March 1990, and prior to that time was the manager and booking agent for a hunting, fishing and recreation service from January 1989 through October 1991.

     Subordinated Debt to Stockholders. From April through August 1992, various stockholders of OM loaned an aggregate of $485,000 to OM for initial working capital. These loans accrued interest at a rate of 10% per annum and were payable in full on July 15, 1994. Lamar E. Ozley, Jr. loaned $10,000 of the $485,000 to OM. Effective March 31, 1995, $336,820 of these loans, plus accrued interest of $38,921, were converted into 751,482 shares of Common Stock at a conversion price of $.50 per share. On March 31, 1995, the "bid" price for the
Common Stock was $.5265 per share.   Upon conversion, Mr. Ozley received 15,494
shares.

     Guarantees of Certain Stockholders. Eight stockholders of OM agreed to guarantee repayment of certain bank indebtedness of OM in varying amounts.
Lamar E. Ozley, Jr., J. Larry Jordan and Loy F. Weaver have jointly and severally guaranteed repayment of $1,350,000 of OM's bank debt, which was assumed by Operator at the effective date of the Merger, and which had an outstanding principal balance of $1,023,242 as of December 31, 1996. None of the shareholders receives compensation from the Company for such guarantees, and the guarantees are not secured by a pledge of any assets of the Company.

     Interest in Operator. Louisiana law requires a device operator's license in order to own and operate truck stop video poker devices, and further requires that a licensed device owner and operator be at least majority owned by Louisiana residents. Following the Merger with OM, there could be no assurance that the Company would be majority owned by Louisiana residents, and if not, then OM would not be deemed majority owned by Louisiana residents and would lose its device operator's license to operate and manage its truck stop video poker casinos. Consequently, on the effective date of the Merger, OM contributed and assigned to Operator all of its rights, duties and obligations to operate OM's existing video poker casinos and its tavern route, and Operator became the licensed device operator. Operator is a Louisiana limited liability company organized by OM and Donald I. Williams, a former director and Vice President of OM until the effective date of the Merger. Operator is owned 51% by Mr.

Williams, who contributed $100 to Operator for his ownership interest, and 49% by the Company, as successor in merger to OM, and will exist until the earlier of December 31, 2050 or the date that Operator no longer owns or operates any video poker devices. Mr. Williams is the manager of Operator and is responsible for all routine, daily operational decisions. Decisions such as incurring debt, selling or buying devices, entering into additional agreements to operate video poker devices, amending existing agreements, modifying Mr. Williams' compensation (which is presently set at $84,000 per year), and other material, nonroutine decisions require the approval of the Company and Mr. Williams. Amendments to the limited liability company Operating Agreement, which sets forth the respective rights, duties and responsibilities of the
Company and Mr. Williams, also require approval by both.   See "Item 1 --
Description of Business - License Renewal Process" for a discussion of a pending review of Operator's structure by the Louisiana Gaming Control Board to determine if Operator meets the residency requirements.

     In addition to contributing and assigning the right to operate the video poker casino and tavern route operations to Operator, the Company, as successor in merger to OM, also contributed and assigned all of its interest in 259 video poker devices and related operating assets, subject to approximately $861,098 of debt (as of the effective date of the Merger) which Operator agreed to pay. In each of 1995 and 1996, the Company contributed and assigned an additional 50 devices and related operating assets subject to approximately $93,270 and $96,050 of debt, respectively, with respect to the Company's acquisition of Ozdon Investments, Inc. and the sublease with New Orleans Video Poker, Inc. In exchange for its contributions and assignments, the Company is entitled to a 49% net profits interest in Operator and a special gross income allocation and distribution equal to 20% of the net revenues generated from operation of the video poker devices. For this purpose, net revenues means total money played in all devices, less all payout of winnings and less all gaming and device taxes and fees payable to the State of Louisiana. Operator is responsible for all operational costs and expenses of the video poker casinos and the tavern route, including labor, maintenance, repair and its share of the rental or other percentage fees payable to the owners of the truck stop facilities in which the casinos are located pursuant to the contracts between the Company and such owners, the casino operations portion of which were assigned by the Company to Operator. In view of the allocation and distribution to the Company of 20% of the net revenues generated from the devices and the allocation and distribution among the Company and Mr. Williams based on their respective capital accounts until their capital accounts have been reduced to zero, which had not occurred as of December 31, 1996, significant distributions have not been made to Mr. Williams with respect to his 51% net profits interest.

     Mr. Williams has granted the Company a right of first refusal to purchase his 51% interest in Operator prior to his sale or transfer to another person, and he is otherwise prohibited by Operator's Operating Agreement from selling or otherwise encumbering his 51% interest without the Company's prior written consent. Further, he has granted an option to the Company to purchase his 51% interest for $10,000 in the event Louisiana law is changed to eliminate the requirement that device owners and operators be at least majority owned by Louisiana residents. Finally, Operator's Operating Agreement also provides that Mr. Williams must transfer his 51% interest to a designee of the Company, without further consideration, if he ceases to be a Louisiana resident or ceases to meet the suitability requirements for a device operator's license under Louisiana law.

     Acquisition of Ozdon Investments, Inc. On December 15, 1995 ("Closing"), but to be effective November 1, 1995, the Company acquired 100% of the issued and outstanding capital stock of Ozdon Investments, Inc. ("Ozdon") in exchange for 600,000 shares of the Company's Common Stock and $1 million in principal amount of Notes (the "Notes") payable by the Company to the shareholders of Ozdon ("Shareholders"), which Notes bear interest at 9% per annum, are payable in 36 equal monthly payments of principal and interest, and are secured by a pledge of the net cash flow generated from the Gold Rush truck stop video poker casino. The acquisition price was based on a third party appraisal, utilizing a discounted cash flow for a two year holding period. Lamar E. Ozley, Jr., the President, Chief Executive Officer and Chairman of the Board of the Company, owned 46.5% of the outstanding shares of Ozdon and his wife owned 2% of such outstanding shares. Donald I. Williams, the Manager of Operator, also owned 46.5% of the outstanding shares of Ozdon, but transferred such shares to an affiliated limited liability company prior to the Closing. The Company agreed to dissolve and liquidate Ozdon into the Company following Closing, and to distribute the assets used in the gaming operations of Ozdon (including 50 gaming devices), subject to liabilities of approximately $91,100, to Operator. This distribution was made effective as of the date of Closing, but the Company subsequently decided to retain Ozdon as a wholly owned operating subsidiary and did not consummate the dissolution. The Company also entered into a license with Operator pursuant to which the Company gave Operator the right to operate the casino and lounge, and the right to handle all sales of alcoholic beverages at the convenience store and restaurant. This license may be terminated by either the Company or Operator upon 120 days' prior written notice to the other party. Ozdon was the original owner of the Gold Rush truck stop facility and video poker casino, which opened for business on February 17, 1993. Ozdon expended approximately $411,640 to construct and equip the facility.

     In addition to licensing Operator to handle the sale of alcoholic beverages at the Gold Rush, the Company has also licensed Operator to handle the sales of alcoholic beverages in the convenience stores and restaurants of two other truck stop facilities operated by the Company, both of which licenses may be terminated by either the Company or Operator upon 120 days' prior written notice to the other party.

     Sublease of the Diamond Jubilee. Operator entered into a Sublease Agreement (the "Casino Sublease") dated July 1, 1996 with New Orleans Video Poker, Inc. ("NOVP"), a Louisiana corporation 50.1% owned by Donald I. Williams and his spouse and 29.5% owned by nine other stockholders of the Company, pursuant to which Operator operates The Diamond Jubilee truck stop video poker casino in New Orleans, Louisiana. NOVP, through various agreement with third parties, manages the truck stop and related fuel operations and the restaurant. NOVP leases the truck stop operations and the video poker casino from Stanley Doussan ("Doussan") pursuant to a Lease Agreement, Addendum to Lease and Sublease and Operator's Agreement dated July 10, 1992, as amended by an Amendment to Lease and Addendum to Lease dated December 15, 1992 (collectively, the "Operator's Agreements"). The Operator's Agreements give NOVP the right to lease and operate the truck stop and video poker casino for a period of 10 years (commencing January 1, 1993). NOVP is required to pay rent to Doussan equal to 50% of the net receipts from the video poker devices (except for the first three years Doussan agreed to reduce it to 40% unless NOVP recouped $300,000 of its constructions costs prior to the end of such three year period). Net receipts are defined to mean all money played in the devices less winnings paid out and any tax or franchise fee payable to the state. NOVP is also required to pay an escalating fixed monthly rental, which is currently $3,962 per month and escalates to $4,837 per month for the last year of the term of the Operator's Agreements. Under the terms of the Casino Sublease, which was consented to by Doussan, Operator leases the video poker casino, bar, related parking area and one gasoline pump for a term of one year, subject to automatic renewal for successive one year periods at Operator's sole discretion, with a maximum of 30 one year renewals, provided NOVP can terminate the Casino Sublease at any time if the sublease payments to it fall below $5,000 per month after payment by Operator of various indebtedness assumed by it. Operator agreed to pay rent to NOVP during the term of the Casino Sublease equal to 50% of the net operating cash flow of Operator from operations of the casino, after deducting all costs and expenses of operations, interest and principal on indebtedness for furniture, fixtures or equipment, and a reasonable reserve. Operator assumed approximately $53,000 of indebtedness of NOVP as the purchase price for 50 video poker devices and an automated teller machine. Operator also has an option to sublease the truck stock and fuel operations and restaurant and purchase NOVP's 50% share of net operating cash flow by assuming NOVP's indebtedness to its stockholders at such time (approximately $566,000 at December 31, 1996, which reduces monthly by 91% of the 50% cash flow distribution). The Company also issued 450,000 shares of Common Stock to NOVP as partial consideration for NOVP entering into the Casino Sublease, and granted piggy-back and demand registration rights to NOVP expiring July 1, 1998.

     Acquisition of GalaxSea and I.T. Cruise. On June 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") and 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") from International Tours, Inc. ("International"). Both corporations were wholly owned subsidiaries of International.

     GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued to International 4,934,106 shares of Common Stock and 8,000,000 shares of Series B Preferred Stock. The 8,000,000 shares of Series B Preferred Stock are entitled to one vote for each share issued and will vote together with the Common Stock as one class, and not as a separate class (except where mandated by law). As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable.

     I.T. Cruise was acquired in exchange for $100,000 cash and a promissory note in the principal amount of $1,400,000 payable by the Company to International. The promissory note bears interest at nine percent per annum, is payable in 31 equal monthly installments of $50,000 each and one final installment of $27,414.22, and is secured by a pledge of the outstanding capital stock of GalaxSea and I.T. Cruise owned by the Company.

     Lamar E. Ozley, Jr. is a Class A Preferred Stockholder and was issued a subordinated debenture in the original principal amount of $181,931.25 for the redemption of 60,644 shares of Class A Preferred Stock owned by him.

     Overhead Sharing Agreement. The Company and International have agreed to an overhead sharing arrangement pursuant to which the Company subleases approximately 2,015 square feet of office space to International in the Company's principal executive offices for a monthly rental of $1,595, and reimburses International for the portion of the salaries of International's employees attributable to services performed by them for GalaxSea and I.T. Cruise. During 1996, the Company paid $100,838 in salary and employee reimbursements to International, $34,301 of which was attributable to Ron Blaylock's services, and International paid $3,190 in rent to the Company (for the last two months of 1996).

     Snadon Guarantee. On January 15, 1994, the Company entered into an Agreement with Daryl N. Snadon whereby the Company agreed to issue to Mr. Snadon 247,461 shares of Common Stock as compensation for Mr. Snadon personally guaranteeing a promissory note of the Company in the principal amount of $550,000 and for forgiveness of approximately $130,000 of debt to Mr. Snadon. Mr. Snadon had loaned such sum to the Company during the previous year. Prior to execution of the agreement, Mr. Snadon was already the largest stockholder of the Company owning approximately 18.56% of the then outstanding Common Stock. Subsequent to the execution of the agreement, Mr. Snadon became a Director of the Company. At December 31, 1996, the remaining balance of the note was $68,878.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

          2.   Exhibits required to be filed by Item 601 of Regulation S-B:

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------

     2.1 Restated Plan and Agreement of Merger, dated as of January 21, 1994, as amended and restated, by and between the Company, OM Investors, Inc. ("OM") and a subsidiary of the Company (without schedules) filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 33-79384, and incorporated herein by reference.

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

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------

     3.1.3 Certificate of Amendment of Certificate of Incorporation of the Company effecting one-for-three reverse stock split filed as
                 Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

     3.1.4 Certificate of Amendment of Certificate of Incorporation of the Company effecting name change, increase of authorized shares, authorization of Class A preferred stock and stock ownership limitations filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

     3.1.5 Form of "Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock" creating the Series B Preferred Stock filed as Exhibit 10.1.4 to the Company's Current Report on Form 8-K dated June 10, 1996, and incorporated herein by reference.

     3.2 Amended and Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

     10.1        The Company's Incentive Stock Option Plan, filed as Exhibit
                 10.7 to the 1986 Form 10-K and incorporated herein by reference.

     10.2.1 OM's Note in the original principal amount of $1,200,000 dated April 11, 1994 payable to Springhill Bank and Trust Company filed as Exhibit 10.14.1 to the Form S-4 and incorporated herein by reference.

     10.2.2      Six Continuing Guaranty's of the Note referenced in Exhibit
                 10.14.1 dated October 21, 1993 filed as Exhibit 10.14.2 to the Form S-4 and incorporated herein by reference.

     10.3.1 OM's Note in the original principal amount of $331,000, dated April 11, 1994, payable to Springhill Bank and Trust Company filed as Exhibit 10.15.1 to the Form S-4 and incorporated herein by reference.

     10.3.2      Eight Continuing Guaranties of the Note referenced in Exhibit
                 10.15.1 dated September 1, 1992 filed as Exhibit 10.15.2 to the Form S-4 and incorporated herein by reference.

     10.3.3      Six Continuing Guaranties of the Note referenced in Exhibit
                 10.15.1 dated June 22, 1993 filed as Exhibit 10.15.3 to the Form S-4 and incorporated herein by reference.

     10.4 Forms of ten OM Notes payable to stockholders dated various dates filed as Exhibit 10.16 to the Form S-4 and incorporated herein by reference.

     10.5.1 Promissory Note in the original principal amount of $800,000 dated June 26, 1993 payable by D.M.L. Cattle Company, Inc. and Dorothy M. Leach to Springhill Bank & Trust Company filed as
                 Exhibit 10.17.1 to the Form S-4 and incorporated herein by reference.

     10.5.2      Mortgage relating to the Promissory Note referenced in Exhibit
                 10.17.2 filed as Exhibit 10.17.2 to the Form S-4 and incorporated herein by reference.

     10.5.3 Continuing Guaranty dated January 26, 1993 between OM and Springhill Bank & Trust Company relating to the Promissory Note referenced in Exhibit 10.17.1 filed as Exhibit 10.17.3 to the Form S-4 and incorporated herein by reference.

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------


     10.5.4 Continuing Guaranty dated January 26, 1993 between Springhill Bank & Trust Company and eight OM stockholders relating to the Promissory Note referenced in Exhibit 10.17.1 filed as Exhibit
                 10.17.4 to the Form S-4 and incorporated herein by reference.

     10.6 Shareholders' Agreement dated January 31, 1994 between various stockholders of the Company and OM filed as Exhibit 10.18 to the Form S-4 and incorporated herein by reference.

     10.7.1 Bill of Credit Sale with Vendor's Lien dated March 14, 1994 between OM and Delta Diversions, Inc. filed as Exhibit 10.19.1 to the Form S-4 and incorporated herein by reference.

     10.7.2 Promissory Note dated March 14, 1994 in the original principal amount of $124,931.75 payable by OM to Delta Diversions, Inc. filed as Exhibit 10.19.2 to the Form S-4 and incorporated herein by reference.

     10.7.3      Security Agreement relating to Exhibit 10.19.2 filed as Exhibit
                 10.19.3 to the Form S-4 and incorporated herein by reference.

     10.8.1 Conditional Sale Contract Promissory Note and Security Agreement dated November 23, 1993 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.20.1 to the Form S-4 and incorporated herein by reference.

     10.8.2 Assignment dated November 22, 1993 relating to Exhibit 10.20.1 filed as Exhibit 10.20.2 to the Form S-4 and incorporated herein by reference.

     10.9.1 Conditional Sale Contract Promissory Note and Security Agreement dated October 7, 1993 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.21.1 to the Form S-4 and incorporated herein by reference.

     10.9.2 Assignment dated September 27, 1993 relating to Exhibit 10.21.1 filed as Exhibit 10.21.2 to the Form S-4 and incorporated herein by reference.

     10.10.1 Conditional Sale Contract Promissory Note and Security Agreement dated December 9, 1993 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.22.1 to the Form S-4 and incorporated herein by reference.

     10.10.2 Assignment dated December 9, 1993 relating to Exhibit 10.22.1 filed as Exhibit 10.22.2 to the Form S-4 and incorporated herein by reference.

     10.11 Conditional Sale Contract Promissory Note and Security Agreement dated August 23, 1992 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.23 to the Form S-4 and incorporated herein by reference.

     10.12 Conditional Sale Contract Promissory Note and Security Agreement dated August 23, 1992 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference.

     10.13.1 Conditional Sale Contract Promissory Note and Security Agreement dated March 1, 1994 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.25.1 to the Form S-4 and incorporated herein by reference.

     10.13.2 Assignment dated February 28, 1994 relating to Exhibit 10.25.1 filed as Exhibit 10.25.2 to the Form S-4 and incorporated herein by reference.

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------

     10.14.1 Operating and Financing Agreement dated July 21, 1993 between OM and Curray Corporation relating to the Pelican Palace filed as Exhibit 10.27.1 to the Form S-4 and incorporated herein by reference.

     10.14.2 Letter Agreement dated September 21, 1993 between OM and Mary Merrell Fountain relating to the Pelican Palace filed as
                 Exhibit 10.27.2 to the Form S-4 and incorporated herein by reference.

     10.14.3 Commercial Lease dated February 14, 1994 between Tobacco Plus, Inc. and OM and Curray Corporation relating to the Pelican Palace filed as Exhibit 10.27.3 to the Form S-4 and incorporated herein by reference.

     10.14.4 Lease dated February 18, 1994 between Albert and Jay, Inc. and OM relating to the Pelican Palace filed as Exhibit 10.27.4 to the Form S-4 and incorporated herein by reference.

     10.14.5 Collateral Promissory Note dated July 21, 1993 in the original principal amount of $1,450,000 payable by Curray Corporation to OM filed as Exhibit 10.27.5 to the Form S-4 and incorporated herein by reference.

     10.14.6 Collateral Mortgage dated July 21, 1993 between Curray Corporation and OM relating to Exhibit 10.27.5 filed as Exhibit
                 10.27.6 to the Form S-4 and incorporated herein by reference.

     10.14.7 Notarial Endorsement and Assignment of Note dated October 29, 1993 relating to Exhibit 10.27.5 filed as Exhibit 10.27.7 to the Form S-4 and incorporated herein by reference.

     10.14.8 Consent dated April 20, 1994 relating to the Pelican Palace filed as Exhibit 10.14.1 to the Form S-4 and incorporated herein by reference filed as Exhibit 10.27.8 to the Form S-4 and incorporated herein by reference.

     10.15.1 Commercial Lease dated April 28, 1992 between OM and T.B. Guillory, Inc. and Bill Guillory relating to King's Lucky Lady filed as Exhibit 10.28.1 to the Form S-4 and incorporated herein by reference.

     10.15.2 Consent dated April 21, 1994 relating to King's Lucky Lady filed as Exhibit 10.28.2 to the Form S-4 and incorporated herein by reference.

     10.16.1 Act of Contract and Agreement dated June 5, 1992 between The Longhorn Club, Inc., The Longhorn Truck & Car Plaza, Inc., D.M.L. Cattle Company, Inc., Dorothy M. Leach, Charles R. Cotton, Southern Trading Corporation and OM relating to the Lucky Longhorn filed as Exhibit 10.29.1 to the Form S-4 and incorporated herein by reference.

     10.16.2 Amendment to Act of Contract and Agreement dated July 15, 1992, amending Exhibit 10.29.1 filed as Exhibit 10.29.2 to the Form S-4 and incorporated herein by reference.

     10.16.3 Act of Contract between OM and Southern Trading Corporation dated June 5, 1992 relating to Exhibit 10.29.1 filed as Exhibit
                 10.29.3 to the Form S-4 and incorporated herein by reference.

     10.16.4 Assignment dated February 15, 1993 between OM and Southern Trading Corporation relating to Exhibit 10.29.1 filed as
                 Exhibit 10.29.4 to the Form S-4 and incorporated herein by reference.

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------

     10.16.5 Assignment dated June 22, 1993 between OM and John F. DeRosier relating to Exhibit 10.29.1 filed as Exhibit 10.29.5 to the Form S-4 and incorporated herein by reference.

     10.16.6 Consent dated May 1, 1994 relating to the Lucky Longhorn filed as Exhibit 10.29.6 to the Form S-4 and incorporated herein by reference.

     10.17.1 Contract dated January 4, 1993 between Pat F. Willis, Jr. and Blaine Guillory and Stelly's of LeBeau, Inc. relating to Stelly's filed as Exhibit 10.30.1 to the Form S-4 and incorporated herein by reference.

     10.17.2 Contractual Agreement between OM, Pat F. Willis, Jr., Blane Guillory, Stelly's of LeBeau, Inc. and Goudeau, Inc. relating to Exhibit 10.30.1 filed as Exhibit 10.30.2 to the Form S-4 and incorporated herein by reference.

     10.17.3 Consent dated May 1, 1994 relating to Stelly's and Landry's filed as Exhibit 10.30.3 to the Form S-4 and incorporated herein by reference.

     10.17.4 Letter Agreement dated December 26, 1995 between Stelly's of LeBeau, Inc. and OM Operating, L.L.C. ("Operator") amending
                 Exhibit 10.30.1 filed as Exhibit 10.30.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.17.5     Assignment of Contracts dated March 21, 1993 between OM and Pat
                 F. Willis, Jr. and Blane Guillory relating to Exhibit 10.17.1 (Stelly's) filed as Exhibit 10.31.2 to the Form S-4 and incorporated herein by reference.

     10.17.6 Addendum to Contract of Assignment dated December 28, 1995 between Operator and Pat F. Willis, Jr. and Blane Guillory clarifying and amending the Assignment of Contracts filed as
                 Exhibit 10.17.5.

     10.17.7 Promissory Note dated December 28, 1995 in original principal amount of $81,000 payable to Operator by Blane Guillory and other persons.

     10.18.1 Amended and Restated Articles of Organization of OM Operating, L.L.C. filed as Exhibit 10.32.1 to the Form S-4 and incorporated herein by reference.

     10.18.2     Corrected Operating Agreement of OM Operating, L.L.C. filed as
                 Exhibit 10.32.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.19.1 Stock Purchase Agreement dated effective November 1, 1995, between the Company and certain shareholders of Ozdon Investments, Inc. ("Ozdon") relating to the purchase of 93% of the outstanding capital stock of Ozdon filed as Exhibit 10.1.1 to the Company's Current Report on Form 8-K dated December 15, 1995 and incorporated herein by reference.

     10.19.2 Form of Addendum No. One to the Stock Purchase Agreement filed as Exhibit 10.33.1 filed as Exhibit 10.1.2 to the Company's Current Report on Form 8-K dated December 15, 1995 and incorporated herein by reference.

     10.19.3 Form of Stock Purchase Agreement dated effective November 1, 1995, relating to the remaining 7% of the capital shares of Ozdon filed as Exhibit 10.2.1 to the Company's Current Report on Form 8-K dated December 15, 1995 and incorporated herein by reference.

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------

     10.19.4 Form of Addendum No. One relating to the Stock Purchase Agreement filed as Exhibit 10.33.3 filed as Exhibit 10.2.2 to the Company's Current Report on Form 8-K dated December 15, 1995 and incorporated herein by reference.

     10.19.5 Form of License to operate video poker casino dated effective December 15, 1995 between the Company and Operator relating to operation of the video poker casino at the Gold Rush and the license of the sale of alcoholic beverages on the premises filed as Exhibit 10.33.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.20 License Agreement dated effective December 15, 1995 between the Company and Operator licensing sales of alcoholic beverages at King's Lucky Lady filed as Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.21 License Agreement dated effective December 15, 1995 between the Company and Operator licensing sales of alcoholic beverages at the Pelican Palace filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.22 Option Agreement dated November 1, 1994 between the Company and George J. Akmon representing 210,000 shares of Common Stock filed as Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.23 Option Agreement dated January 17, 1996 between the Company and George J. Akmon representing 500,000 shares of Common Stock filed as Exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.24 Option Agreement dated January 17, 1996 between the Company and Richard P. Crane, Jr. representing 500,000 shares of Common Stock filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.25.1 Stock Purchase and Registration Rights Agreement dated July 1, 1996 between the Company and New Orleans Video Poker Company, Inc. ("NOVP"), filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     10.25.2 Sublease Agreement dated July 1, 1996 between OM Operating Company, LLC ("Operating") and NOVP filed as Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     10.25.3 Consent to Sublease entered into as of October 7, 1996, by and between Operating, NOVP and Stanley Doussan filed as Exhibit
                 10.1.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     10.26 License to Operate Video Poker Casino dated effective December 15, 1995 between Operating and Ozdon Investments, Inc., relating to The Gold Rush Truck Stop filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     Exhibit
     Number      Description of Exhibits
     ------      -----------------------

     10.27.1 Agreement and Plan of Merger dated effective June 7, 1996, relating to the acquisition of GalaxSea and I.T. Cruise filed as Exhibit 10.1.1 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.27.2 Form of Note dated June 10, 1996 in the original principal amount of $1,400,000 payable by the Company to International relating to the acquisition of I.T. Cruise filed as Exhibit
                 10.1.2 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.27.3 Form of Security Agreement dated effective June 10, 1996 between International and the Company securing repayment of the Note filed as Exhibit 10.27.2 filed as Exhibit as 10.1.3 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.27.4 Form of GalaxSea Cruise Marketing Agreement dated May 1, 1996 between International and GalaxSea filed as Exhibit 10.1.5 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.27.5 Form of Cruise Marketing Agreement dated May 1, 1996 between International and I.T. Cruise filed as Exhibit 10.1.6 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.27.6 Form of Assignment between International and I.T. Cruise dated June 1, 1996 filed as Exhibit 10.1.7 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.27.7 Form of Security Agreement dated June 10, 1996 between the Company, Ozdon Investments, and Lamar E. Ozley, Jr., as Trustee for the former shareholders of Ozdon Investments, Inc. filed as
                 Exhibit 10.1.8 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     *10.28.1 Lease Agreement dated January 17, 1997 between S.W. Day and T. Joe Calloway and River Port Truck Stop, Inc. (a subsidiary of the Company).

     16.1 Letter from Sartain Fischbein & Company addressed to the Securities and Exchange Commission dated January 18, 1995 filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated January 17, 1995 and incorporated herein by reference.

     *21.1       Subsidiaries of the Company.

     *27.1       Financial Data Schedule required by Item 601 of Regulation S-B.
________________________

*    Filed herewith.

b)   Reports on Form 8-K

     None.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTH AMERICAN GAMING AND
                                    ENTERTAINMENT CORPORATION


April 15, 1997                      By:      /s/ Lamar E. Ozley, Jr.
                                        -----------------------------
                                        Lamar E. Ozley, Jr.
                                        Director (Chairman), President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


April 15, 1997                               /s/ Daryl N. Snadon
                                        -------------------------------
                                        DARYL N. SNADON
                                        Director


April   , 1997
                                        -------------------------------
                                        RICHARD P. CRANE, JR.
                                        Director


April 15, 1997                               /s/ George J. Akmon
                                        -------------------------------
                                        GEORGE J. AKMON
                                        Director, Executive Vice President,
                                        Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial and Accounting Officer)

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

CONSOLIDATED BALANCE SHEETS - DECEMBER
 31, 1996 AND 1995                                                         F-3

CONSOLIDATED STATEMENTS OF OPERATIONS -
 FOR THE YEARS ENDED
 DECEMBER 31, 1996 AND 1995                                                F-4

CONSOLIDATED STATEMENTS OF
 STOCKHOLDERS' EQUITY (DEFICIT) - FOR
 THE YEARS ENDED DECEMBER 31, 1996 AND
  1995                                                                     F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
 FOR THE YEARS ENDED
 DECEMBER 31, 1996 AND 1995                                                F-6

NOTES TO CONSOLIDATED FINANCIAL
 STATEMENTS                                                                F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
North American Gaming and Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of North American Gaming and Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Gaming and Entertainment Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              /s/ Arthur Andersen LLP



New Orleans, Louisiana,
February 7, 1997
(except with respect to the matters
discussed in Note 11, as to which
the date is April 14, 1997)

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                           DECEMBER 31, 1996 AND 1995
                           --------------------------

                                              1996          1995
                                          ------------  ------------
ASSETS
------
CURRENT ASSETS:
       Cash                               $   364,965   $   531,996
       Restricted cash                        183,529       164,123
       Accounts receivable                    291,597        92,791
       Inventories, at cost                    81,557        59,891
       Prepaid insurance                       99,328        47,075
       Notes receivable - current             135,824       253,035
       Income taxes receivable                      -       116,634
       Current deferred tax asset              19,030        10,161
                                          -----------   -----------
                                            1,175,830     1,275,706
                                          -----------   -----------
PROPERTY AND EQUIPMENT, net of
 accumulated depreciation                   1,492,255     1,660,542
                                          -----------   -----------

OTHER ASSETS:
       Deposits                                76,488        47,246
       Long-term deferred tax asset           539,448             -
       Revenue interest rights, net of
        accumulated amortization              286,753       338,113
       Trade name, contract rights and
        organizational costs, net of
        accumulated amortization              258,583             -
       Goodwill, net of accumulated
        amortization                        1,183,607       720,451
       Notes receivable - long-term            49,173        57,115
                                          -----------   -----------
                                            2,394,052     1,162,925
                                          -----------   -----------
          Total assets                    $ 5,062,137   $ 4,099,173
                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Accounts payable and accrued
        liabilities                       $ 1,005,349   $   795,711
       Notes payable - current              1,385,597     2,096,065
       Income taxes payable                    32,017             -
       Preferred stock dividends payable      780,000       580,000
                                          -----------   -----------
          Total current liabilities         3,202,963     3,471,776
                                          -----------   -----------

NOTES PAYABLE - LONG-TERM                     898,756       143,884
                                          -----------   -----------

NOTES PAYABLE TO CERTAIN STOCKHOLDERS -
 LONG-TERM                                  1,757,706       665,450
                                          -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Class A preferred stock, $3.00
        par value, 10% annual
        cumulative dividend,
        10,000,000 shares authorized,
        1,287,000 and 1,600,000 shares
        issued at December 31, 1996
        and 1995                            3,861,000     4,800,000
       Preferred stock, series "B" $.01
        par value, 8,000,000 shares
        authorized and issued at
        December 31, 1996                      80,000             -
       Common stock, $.01 par value,
        25,000,000 shares authorized,
        20,093,347 and 14,709,341 shares
        issued at December 31, 1996 and
        1995                                  200,935       147,094
       Additional paid-in capital
        (deficit)                          (3,257,090)   (3,334,543)
       Retained earnings (deficit)         (1,682,133)   (1,794,488)
                                          -----------   -----------
                                             (797,288)     (181,937)
                                          -----------   -----------
          Total liabilities and
           stockholders' equity           $ 5,062,137   $ 4,099,173
                                          ===========   ===========

   The accompanying notes are an integral part of the financial statements.

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

                                              1996           1995
                                          ------------   ------------
REVENUE:
       Video poker                         $13,121,325    $12,243,504
       Truck stop and convenience store      6,073,907      2,797,405
       Cruise                                  514,067              -
                                           -----------    -----------
                                            19,709,299     15,040,509
                                           -----------    -----------

COSTS AND EXPENSES:
       Video poker:
         Cost of revenue                     7,551,036      7,692,980
         Loss on disposal of gaming
          establishment                              -        175,625
         Depreciation and amortization         425,807        459,413
                                           -----------    -----------
                                             7,976,843      8,328,018
                                           -----------    -----------

       Truck stop and convenience store:
         Cost of revenue                     5,031,519      2,227,390
         Depreciation and amortization          70,254        216,055
                                           -----------    -----------
                                             5,101,773      2,443,445
                                           -----------    -----------

       Cruise:
         Cost of revenue                       101,389              -
         Depreciation and amortization         168,304              -
                                           -----------    -----------
                                               269,693              -
                                           -----------    -----------

       General and administrative            5,554,120      4,295,132
                                           -----------    -----------

OPERATING INCOME (LOSS)                        806,870        (26,086)
                                           -----------    -----------

       Interest expense                        322,793        301,791
       Other revenue (expenses), net           206,557        224,976
                                           -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                  690,634       (102,901)

       Provision for income taxes              378,279         20,953
                                           -----------    -----------

NET INCOME (LOSS)                              312,355       (123,854)

LESS:  Preferred stock dividends              (200,000)      (480,000)
                                           -----------    -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCK                                     $   112,355    $  (603,854)
                                           ===========    ===========

EARNINGS (LOSS) PER SHARE                         $.01          $(.04)
                                                  ====          =====

    The accompanying notes are an integral part of the financial statements.

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

                                                                                                                     Total
                                            Class A     Preferred                 Additional        Retained     Stockholders'
                                           Preferred      Stock      Common         Paid-in         Earnings         Equity
                                             Stock      Series "B"    Stock    Capital (Deficit)    (Deficit)      (Deficit)
                                          -----------   ----------  ---------  -----------------  -------------  --------------
BALANCE, December 31, 1994                 $4,800,000   $        -   $133,579       $(3,951,769)   $  (156,560)    $   825,250

ISSUANCE OF COMMON STOCK, $.01 par
   value, 751,481 shares                            -            -      7,515           368,226              -         375,741

CLASS A PREFERRED STOCK
   DIVIDENDS                                        -            -          -                 -       (480,000)       (480,000)

ISSUANCE OF COMMON STOCK TO ACQUIRE
   OZDON INVESTMENTS, INC. $.01 par value,
   600,000 shares                                   -            -      6,000           249,000              -         255,000

EXCESS OF PURCHASE PRICE OVER BOOK
   VALUE OF ASSETS ACQUIRED FROM
   RELATED PARTY                                    -            -          -                 -     (1,034,074)     (1,034,074)

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1995                          -            -          -                 -       (123,854)       (123,854)
                                          -----------   ----------  ---------  -----------------  -------------  --------------

BALANCE, December 31, 1995                  4,800,000            -    147,094        (3,334,543)    (1,794,488)       (181,937)

ISSUANCE OF COMMON STOCK AND
   PREFERRED STOCK SERIES "B" TO
   ACQUIRE GALAXSEA CRUISES AND
   TOURS, INC. AND IT CRUISE,
   INC., $.01 par value, 4,934,106
   common shares, 8,000,000
   preferred "B" shares                             -       80,000     49,341                 -              -         129,341


RETIREMENT OF CLASS A
   PREFERRED STOCK                           (939,000)           -          -                 -              -        (939,000)

ISSUANCE OF COMMON STOCK TO ENTER
   OPERATING AGREEMENT WITH NEW
   ORLEANS VIDEO POKER, INC. $.01 par
   value, 450,000 shares                            -            -      4,500            77,453              -          81,453

CLASS A PREFERRED STOCK
   DIVIDENDS                                        -            -          -                 -       (200,000)       (200,000)

NET INCOME FOR THE YEAR
   ENDED DECEMBER 31, 1996                          -            -          -                 -        312,355         312,355
                                          -----------   ----------   --------  ----------------    -----------     -----------
BALANCE, December 31, 1996                 $3,861,000   $   80,000   $200,935       $(3,257,090)   $(1,682,133)    $  (797,288)
                                          ===========   ==========   ========  ================    ===========     ===========

   The accompanying notes are an integral part of the financial statements.

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   312,355   $  (123,854)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
       (Gain) loss on sale of property,
        plant and equipment                   (17,451)      159,925
       Depreciation and amortization          663,359       675,468
       Deferred tax expense (benefit)         172,135        60,839
       Net working capital acquired in
        acquisition                                 -       (62,411)
  Changes in operating assets and
   liabilities:
  (Increase) decrease in-
       Accounts receivable                   (125,950)       50,064
       Income taxes receivable                116,634      (116,634)
       Inventories                            (21,666)      (40,539)
       Prepaid insurance                      (52,253)       (6,825)
       Deposits                               (29,242)      (47,246)
       Increase (decrease) in:
       Accounts payable and accrued
        liabilities                           183,714       (13,979)
       Income taxes payable                    32,017       (71,000)
                                          -----------   -----------

       Net cash provided by operating
        activities                          1,233,652       463,808
                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
   plant and equipment                         30,148       135,000
  Purchases of property, plant and
   equipment                                 (305,503)     (270,382)
  Payments on subordinated debt                     -      (336,820)
  Advances on notes receivable                (75,058)     (114,268)
  Repayments by borrowers                     333,671       657,224
  Liquidation of certificate of
   deposit                                          -       618,750
  Cash acquired in acquisition                      -        74,493
  Acquisition of GalaxSea and IT
   Cruise                                    (100,000)            -
                                          -----------   -----------

       Net cash provided by (used in)
         investing activities                (116,742)      763,997
                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of Preferred Stock              (939,000)            -
  Issuance of common stock                          -       375,740
  Proceeds from borrowings                  1,027,334        73,126
  Payments on borrowings                   (1,352,869)   (1,799,333)
  Repayments to stockholders                        -      (200,000)
                                          -----------   -----------

  Net cash used in financing
   activities                              (1,264,535)   (1,550,467)
                                          -----------   -----------

NET DECREASE IN CASH                         (147,625)     (322,662)

CASH - beginning of year                      696,119     1,018,781
                                          -----------   -----------

CASH - ending of year                     $   548,494   $   696,119
                                          ===========   ===========

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
      Income taxes, net of refunds
       received                           $    52,233   $   150,298
      Interest                            $   321,507   $   359,982

   The accompanying notes are an integral part of the financial statements.

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ---------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of North American Gaming and Entertainment Corporation, a Delaware corporation (NAGEC) and its consolidated subsidiaries, OM Investors, Inc., OM Operating, LLC (OM), Ozdon Investments, Inc. (Ozdon), GalaxSea Cruises and Tours, Inc. (GalaxSea), and IT Cruise, Inc. (IT Cruise), (collectively, the Company). Effective November 1, 1995, concurrent with the acquisition of Ozdon Investments, Inc. discussed in
Note 10, OM Investors, Inc. was dissolved, the assets and liabilities of OM Investors, Inc. were transferred to NAGEC, and the gaming related assets and liabilities of Ozdon were contributed to OM by NAGEC.

In February 1992, OM Investors, Inc. was formed to operate video poker machines, restaurants and convenience stores in truck stops in Louisiana. In October 1994, OM Investors, Inc. merged with Western Natural Gas Company ("Western") a publicly-traded corporation with no operating activities at the date of merger. Concurrent with the merger, Western changed its name to North American Gaming and Entertainment Corporation. In November 1995, the Company acquired Ozdon which owned and operated a video poker truck stop in Louisiana (see Note
10). In June 1996, the Company acquired GalaxSea and IT Cruise, companies who operate in the cruise line travel business (see Note 10). Also in June 1996, the Company purchased the operating right to the Diamond Jubilee truck stop (see
Note 9).

The Company's operations as of December 31, 1996 consisted of the truck stop facilities and video poker casinos in three truck stops, the video poker casinos in three other truck stops, and the video poker devices for a route of 18 bars and restaurants. All of these operations are located in the State of Louisiana. The Company also operates two subsidiaries in the cruise travel business, GalaxSea and IT Cruise (see Note 10).

Certain reclassifications have been made to the prior period financial information in order to conform to current year presentation. Significant accounting policies are summarized below:

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Video Poker Revenue (Net Device Revenue)
----------------------------------------

Video poker revenue is the net revenue from gaming activities, which is the difference between gaming wins and losses.

Restricted Cash
---------------

The Louisiana State Police regulations regarding Video Draw Poker require the Company to maintain a minimum balance at all times in their gaming account equivalent to 15% of the previous month's net device revenues or to secure the account by a line of credit or bond. The Company meets this requirement by maintaining the required minimum balance in their gaming account.

Inventories
-----------

Inventories are stated at the lower of cost or market; cost is determined by the average cost method.

Revenue Interest Rights
-----------------------

Revenue interest rights consist of costs to acquire a fixed percentage of revenues from the Longhorn Club (see Note 9) and are being amortized on a straight-line basis over the term of the related agreement.

Minority Interest in Consolidated Subsidiary
--------------------------------------------

In connection with the merger between OM and Western discussed above, OM contributed to OM Operating, LLC (Operator) its assets and liabilities related to the operation of the video draw poker gaming devices. Donald I. Williams, an employee of the Company, contributed $100 to Operator as his capital contribution. Operator was formed to facilitate compliance with Louisiana law which requires the operator of video poker devices in truck stops to be at least majority owned by Louisiana residents.

OM receives a gross income allocation equal to 20% of the gross gaming income generated from the operation of the video poker gaming devices. Gross gaming income is defined as total money played in all devices, less all payouts on winnings to players and less all gaming and device taxes and fees payable to the State of Louisiana.

Mr. Williams is allocated 51% of the profits and losses of Operator. OM is allocated 49% of the profits and losses of Operator. Notwithstanding the above, each member's distributive share of income, gain, loss, deduction or credit shall conform with the Operating Agreement of the Operator which provides net income after the gross income allocation to OM to be allocated to OM and Williams in proportion to their respective capital account balances.

Application of the above provisions of the Operating Agreement of Operator resulted in 100% of the net income being allocated to OM and 0% being allocated to Mr. Williams for the years ended December 31, 1996 and 1995.

Upon dissolution each member shall first be entitled to a distribution equal to the fair market value (measured as of the date contributed) of their contributions to Operator. After this return of capital distribution, the remaining assets will be distributed in the same proportion as each member's remaining equity accounts bears to the total remaining equity of Operator.

See discussion at Note 11 of the license renewal process which could require the Company to restructure this ownership structure.

Regulation
----------

Video poker revenue represents approximately 67% and 81% of the Company's operating revenue for the years ended December 31, 1996 and 1995, respectively. Failure to comply with Louisiana State Police regulations regarding Video Poker could result in their licenses being revoked (see Note 7).

Earnings (Loss) per Common Share
--------------------------------

Primary earnings (loss) per common share are computed by dividing net income
(loss) after deducting preferred stock dividends by the weighted average number of common stock and common stock equivalents shares. The Preferred Stock, series "B" shares are considered common stock equivalents. Shares issuable upon the exercise of stock options (Note 8) are excluded from the calculation as the effect is not dilutive. The number of shares to compute primary earnings (loss) per share were 22,129,679 and 14,023,015 for 1996 and 1995.

Fully diluted earnings per share assumes the conversion of the Class A Preferred Stock in addition to the Preferred Stock series "B". The number of shares to compute fully diluted earnings (loss) per share were 23,555,600 and 15,623,015 for 1996 and 1995. For 1996, fully diluted earnings per share is not materially different from primary earning per share. For 1995, fully diluted per share amounts are not applicable in loss periods.

Recent Accounting Pronouncements
--------------------------------

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Additionally, long-lived assets and certain identifiable intangible assets to be disposed of are required to be reported at the lower of carrying amount or fair value, less selling costs. The Company has reviewed its long-lived assets for impairment and no impairment reserve or writedown was considered necessary.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to equity instruments issued to acquire goods and services from nonemployees. SFAS No. 123 defines a fair value based method of accounting for employee stock option and similar equity instruments. Entities may either adopt that accounting method or may elect to continue the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue following Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method had been adopted. The Company will continue following Opinion No. 25 (see Note 8).

2.  PROPERTY AND EQUIPMENT:
    -----------------------

Expenditures for property and equipment are recorded at cost. Renewals and improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. Property and equipment included the following:

                                       1996          1995
                                   ------------  ------------
    LAND                           $    10,000   $    10,000

    BUILDINGS                          257,064       256,323

    LEASEHOLD IMPROVEMENTS             829,093       707,778

    VIDEO POKER MACHINES             1,659,828     1,647,105

    FURNITURE AND EQUIPMENT            480,600       432,765

    VEHICLES                            60,677        48,434
                                   -----------   -----------

                                     3,297,262     3,102,405
    LESS ACCUMULATED DEPRECIATION   (1,805,007)   (1,441,863)
                                   -----------   -----------

    PROPERTY AND EQUIPMENT - net   $ 1,492,255   $ 1,660,542
                                   ===========   ===========

Depreciation is provided over the estimated useful lives of assets using an accelerated method for financial accounting purposes. Depreciation expense totaled $445,841 and $444,401 for 1996 and 1995, respectively.

Video poker machines are pledged to secure certain notes payable.  (See Note 5).

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
     -----------------------------------------

Accounts Payable and Accrued Liabilities as of December 31, 1996 and 1995 included the following:

                                     1996       1995
                                  ----------  ---------
    Trade accounts payable        $  443,138   $318,443
    Accrued payroll                  120,523     54,304
    Accrued interest payable          19,509     22,164
    State franchise fees payable     211,744    192,390
    Gaming allocations payable       210,435    208,410
                                  ----------   --------

                                  $1,005,349   $795,711
                                  ==========   ========

4.   INCOME TAXES:
     -------------

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company will file a consolidated U. S. Federal tax return.

The components of the provision for income taxes as shown on the accompanying consolidated statement of operations, are as follows:

                                         1996           1995
                                    -------------  -------------
            Current  - Federal      $  116,635    $   (54,783)
                     - State            89,509         14,896
            Deferred                   172,135         60,840
                                    ----------    -----------

                                    $  378,279    $    20,953
                                    ==========    ===========

Components of the net deferred tax asset/(liability) are as follows:

                                         1996           1995
                                    -------------  -------------
            Deferred tax assets:
            Net operating loss
             carryforwards          $1,283,379    $ 1,482,864
            Vacation accrual            14,103          7,907
            Other, net                  20,410          1,390
                                    ----------    -----------

            Total deferred tax
             assets                  1,317,892      1,492,161
            Less - valuation
             allowance                (759,414)    (1,482,000)
                                    ----------    -----------
            Net deferred tax
             assets                 $  558,478    $    10,161
                                    ==========    ===========

At December 31, 1996, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $3,783,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $330,000. The amounts of operating loss carryforwards expire in varying amounts each year beginning in 1996 through 2008. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided. Effective January 1, 1996, the Company reduced the valuation allowance by approximately $720,000 which eliminated all of the unamortized goodwill associated with the Western merger at that date.

The following is a reconciliation of the U. S. statutory tax rate to the Company's effective rate for the years ended December 31, 1996 and 1995:

                                                 1996      1995
                                               --------   -------
                    Statutory rate              34.0%     (34.0%)
                    Goodwill amortization        8.2       59.5
                    State income taxes          13.0       14.5
                    Other                       (0.4)     (19.6)
                                               -----      -----

                    Company's effective rate    54.8%      20.4%
                                               =====      =====

5.   NOTES PAYABLE:
     -------------

                                                                    1996         1995
                                                                 -----------  -----------
NOTES PAYABLE TO A BANK, interest at 8.5%, secured by
 a collateral mortgage note in the amount of $1,450,000
 and guaranteed by certain stockholders                           $1,023,217  $ 1,130,360

NOTES PAYABLE TO CERTAIN STOCKHOLDERS,
 unsecured, interest at 9%, payable in 36 equal
 monthly installments, issued in exchange for 100% of
 stock of Ozdon Investments, Inc.                                    669,492    1,054,493

NOTE PAYABLE TO A STOCKHOLDER, interest at 9%, payable
 in monthly installments of $50,000.  Loan
 collateralized by security interest in 100 % of the
 stock of GalaxSea and IT Cruise.                                  1,199,219            -

NOTES PAYABLE TO CERTAIN STOCKHOLDERS,
 with interest of 9%, payable in equal monthly
 installments until maturity on June 1, 2003,
 collateralized by a subordinated debenture.                         913,274            -

NOTES PAYABLE TO VENDORS, bearing interest at fixed and
 variable rates ranging from 12.1% to 15.8% at December
 31, 1995 and during 1996, payable in monthly
 installments, secured by equipment                                        -      287,338

NOTE PAYABLE TO A BANK, with interest
 of prime plus 2% (10.75% at
       December 31, 1996 and 1995),                                   68,878      193,353
        payable in monthly installments
        of  $20,833 of
       principal plus interest.  The
        note is guaranteed by a
        stockholder of the Company

NOTES PAYABLE TO BANK, interest at 11%,
 secured by a                                                              -      152,831
       collateral mortgage note in the
        amount of $300,000.

OTHER                                                                167,979       87,024
                                                                 -----------   ----------

                                                                   4,042,059    2,905,399

       Less Current Portion                                       (1,385,597)  (2,096,065)
                                                                 -----------   ----------

       Long-Term Portion                                         $ 2,656,462   $  809,334
                                                                 ===========   ==========

The amounts due in subsequent years are
 as follows:

      1998                                                       $ 1,285,664
      1999                                                           536,586
      2000                                                           416,274
      2001                                                           322,137
      Thereafter                                                      95,801
                                                                 -----------

      Total                                                      $ 2,656,462
                                                                 ===========

As of December 31, 1996, the carrying value of the Company's long-term debt approximated fair value.

6.  RELATED PARTY TRANSACTIONS:
    ---------------------------

On July 1, 1994, the Company issued a promissory note aggregating $200,000 to its stockholders for common stock dividends declared but not paid. The note bore interest at 8% per annum beginning January 1, 1995 and was due on demand or on July 1, 1996 if no demand is made. The note was paid in full in 1995.

During 1995, the Company acquired Ozdon Investments, Inc. Prior to the acquisition, Ozdon was owned primarily by certain shareholders of the Company (see Note 10).

During 1996, the Company acquired GalaxSea and IT Cruise from International Tours, Inc. (International). The principal owner of IT Cruise was a minority shareholder of the Company at the time of the acquisitions. The common and preferred Class B shares issued as part of the consideration for this transaction gave International ownership in 44% of the total common and Preferred Class B shares of the Company. Beginning October 27, 1996, the Company subleases space in its corporate office to International and received $3,200 for rent in 1996. Several employees of International also perform duties for GalaxSea and IT Cruise. The Company has an agreement whereby it reimburses International for services provided by its employees. Payments under this agreement were $105,000 in 1996. In 1996, 37 franchise locations of International were converted to franchises of GalaxSea. In conjunction with the GalaxSea and IT Cruise acquisitions, as well as the retirement of preferred stock, NAGE incurred notes payable to certain shareholders in 1996, as detailed in Note 5. At December 31, 1996, the Company held a note receivable from International totaling $117,911. In addition, the Company owes International $71,261 as of December 31, 1996 which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet.

During 1996 the Company paid a significant shareholder consulting fees for market research totaling $37,000.

During 1996, the Company acquired the rights to operate the Diamond Jubilee from New Orleans Video Poker, Inc. (NOVP) a corporation owned 79.6% by shareholders of the Company (see Note 9).

7.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Company's gaming operations are located in south central and southwest Louisiana. Substantially all of the Company's customers reside in eastern Texas or southern Louisiana. A change in general economic conditions or the extent and nature of regulations enabling gaming in Louisiana or Texas could adversely effect future operating results of the Company.

The Company's operations in Louisiana depend on the continued licensability and qualification of the Company and its subsidiary that hold gaming licenses in Louisiana. Such licensing and qualifications are reviewed periodically by the gaming authorities in Louisiana.

The state of Louisiana held a parish by parish local option referendum in November, 1996, to determine the continuing availability of video poker, riverboat casino and land based casino gaming in Louisiana. If gaming is repealed in Louisiana, this would have had a material adverse effect on the operations of the Company after the date of termination. The legislation provides that if gaming is repealed, video poker would not be phased out prior to July, 1999. Video poker gaming was not repealed in any of the three parishes in which the Company operates video poker casinos.

According to the regulations established by the State Police of Louisiana (the Division) for video draw poker machines, the licensed facility's primary business annual gross revenue shall exceed the facility's video gaming annual gross revenue. For the period ended December 31, 1996, the Company was in violation of this regulation. This regulation was not being enforced in 1996. Currently, gaming laws in effect do not contain a provision similar to this regulation, and the Division has informally indicated that it does not plan to enforce any of its regulations that are not based on express statutory provisions. Management presently anticipates that the Division will continue to choose not to enforce this regulation.

Effective July 1, 1994, the Louisiana legislature adopted additional standards to be satisfied for a truck stop facility for placement of video poker devices. These standards include increasing the required parking area for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring on-site repair facilities; and requiring that certain other amenities be available for truck drivers. Under the new law, operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 1996, all six truck stops at which the Company operates truck stop casinos satisfy these additional criteria. The Stelly's location was not in compliance with the parking area requirement at December 31, 1995. The Company closed Stelly's on January 1, 1996, and the location was re-opened in November, 1996 as the location has now satisfied these requirements.

The franchise payment payable to the State of Louisiana in 1995 and 1996 was 32.5% of net gaming device revenue for truck stop casinos and 26% of net gaming device revenue for devices placed in bars and restaurants.

The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities would have until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales. As of December 31, 1995, all of the Company's five truck stop facilities satisfied the average monthly fuel sales requirements applicable for the number of devices operated at such facility. As of December 31, 1996, four of the six of the Company's facilities met the monthly fuel sales requirements. However, fuel sales at the Diamond Jubilee location did not meet the minimum for a casino with fifty video poker machines, and as of February 1, 1997 the Company was required to remove ten machines from operations until increased fuel sales are maintained. In addition, fuel sales at Stelly's did not meet the monthly fuel sales requirements to operate its sixteen machines and the Company may be required to remove these machines from operations until increased fuel sales are maintained.

The Company has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years, commencing August 2, 1992 (see Note
9). The Company and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the 22.5% (32.5% after July 1, 1994) net device revenues tax payable to the state. The Company has interpreted the Act of Contract and Agreement to provide that the full 32.5% net device revenue tax is deducted for purposes of determining net revenues, but Longhorn has questioned whether only the former rate of 22.5% should be used for these purposes. The reduction in Longhorn's net revenue distributions for 1996 (a full year), 1995 (a full year) and 1994 (six months only) utilizing the full 32.5% tax, rather than the 22.5% tax, aggregated $180,420, $209,190 and $116,162, respectively. The Company believes its interpretation is correct and has filed a petition in Louisiana state court seeking an interpretation by the court whether the Company's interpretation is correct.

In the opinion of management, there are no contingent claims or litigation against the Company which would materially affect its financial position.

8.  STOCKHOLDERS' EQUITY:
    ---------------------

The Class A preferred stock has a par value of $3 per share and bears a 10% annual cumulative dividend on par value, payable monthly to record holders on the last day of each month. No dividends have been paid since the issuance of the preferred stock in October 1994. Dividends of $200,000 and $480,000 were accrued during 1996 and 1995 and total accrued dividends payable are $780,000 and $580,000 at December 31, 1996 and 1995, respectively. In conjunction with the retirement of 313,000 shares of Class A preferred stock at the time of the acquisition of GalaxSea and IT Cruise, the Class A preferred shareholders agreed to allow the Company to discontinue accruing dividends on preferred stock for a two-year period. (See further discussion at Note 10.)

Each Class A share of preferred stock is convertible, at the option of the holder thereof at any time, into one share of common stock. Holders of preferred stock are entitled to one vote for each share thereof held, and holders of shares of common stock are entitled to one vote for each share thereof held. The holders of shares of common stock and preferred stock will vote together and not as separate classes.

The Class A preferred stock may be redeemed at any time by the Company upon 30 days advance written notice to the record holders thereof on the Company's books, upon payment to the holders thereof of cash in an amount per share equal to the par value of such preferred stock, together with any accumulated dividends thereon. Any record holder of preferred stock may convert such preferred stock into common stock prior to such date of redemption by delivering written notice to the Company of such holder's election to convert all or a portion of such shares. In the event of any liquidation, dissolution or winding up of the Company, the holder of each share of preferred stock then outstanding will be entitled to be paid an amount equal to the par value of such share of preferred stock, together with any accumulated dividends thereon, before any payment or distribution on common stock.

The Company may not without the vote or written consent by the holders of at least a majority of the outstanding series "A" preferred stock, voting as a separate class, amend the certificate so as to alter or change the powers, preferences or special rights of the preferred stock so as to adversely affect the holders of preferred stock. However, the designation by the Board of one or more series of existing authorized preferred stock with dividend, liquidation, voting or conversion rights having priority over or having greater or more beneficial rights per share than the preferred stock is not considered an amendment to the certificate for which the holders of preferred stock are entitled to vote as a class.

See Note 10 for discussion of the series "B" preferred stock issued in conjunction with the acquisition of GalaxSea and IT Cruise on June 10, 1996.

The Company's Certificate of Incorporation restricts ownership of the common and preferred stock of the Company in order to comply with applicable gaming statutes. Persons who are not suitable to be stockholders of the Company under such statutes may not own common or preferred stock of the Company. Further, any stockholder may be required, at such stockholder's expense, to make filings with applicable gaming authorities to determine suitability, and if found not suitable will be required to dispose of such stockholder's stock and will not be entitled to vote or receive distributions pending such disposal.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. FASB Statement No. 123 "Accounting for Stock-Based
Compensation: ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 are presented below.

On November 2, 1994, the Company granted its chief operating officer options to purchase 210,000 shares of common stock for $.80 per share. One-third of the shares vested immediately, with the remaining two-thirds vesting as follows: one-third as of November 1, 1995 and one-third as of November 1, 1996. Options granted expire no later than the fifth anniversary of the date of grant.

On January 17, 1996 the Company granted its chief operating officer and one of its directors options to purchase 500,000 shares each of common stock for $.30/share. The shares were fully vested as of the date of the grant and expire five years from the date of the grant.

A summary of the company's stock options as of December 31, 1996 and 1995 and changes during the year ended on those dates follows:

                                              1996                      1995
                                    ------------------------  ------------------------
                                             Limited Average           Limited Average
                                    Shares   Exercise Price   Shares   Exercise Price
Outstanding at beginning of year    210,000       $.80        210,000        $.80
     Granted                        500,000        .30              -           -
     Exercised                            -          -              -           -
     Cancelled                            -          -              -           -
                                    -------       ----        -------        ----
Outstanding at end of year          710,000       $.45        210,000        $.80
                                    -------       ----        -------        ----

Exercisable at end of year          710,000                   140,000
                                    =======                   =======

The fair value of the 1996 options at the grant date, using the Black-Scholes Valuation Model, was approximately $125,000, using the following assumptions:
(i) no common stock dividends, (ii) expected volatility of 344%, and (iii) risk-free interest rate of 6.10%.

Had compensation cost for the company's 1996 options been determined consistent with SFAS 123, the Company's net income, net income applicable to common stockholders' and net income per common share for 1996 would approximate the pro forma amounts below:

                                         As Reported  Pro Forma
                                         -----------  ---------
Net income                                  $312,355   $231,114
Net income applicable to common stock       $112,355     31,114

Net income per common share                   $.01       $.00

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

9.  GAMING CONTRACTS:
    ----------------

The Company has seven gaming establishments as well as video poker route operations in Louisiana as of December 31, 1996. The Company operated an additional gaming establishment during the year ended December 31, 1995 whose operations were discontinued by the Company on December 31, 1995. The Company's gaming contracts assign various percentages of gaming revenues related to six of these seven establishments. When the Company enters into a contract with an establishment, it acquires the right to place gaming devices in its truck stop facilities or bars. These agreements provide the establishments and route operators a percentage of the net gaming income. In addition, the Company has a revenue sharing agreement on the sixth location (Gold Rush) which operates similar to the other gaming contracts, but the Company owns the truck stop facility. Below is a listing of the gaming contracts the Company has at December 31, 1996, and a definition of terms used.

NET GAMING INCOME - Video poker revenue less franchise fees and device fees.

ROUTE OPERATORS - Individuals who count, report, and deposit the gaming income.

Route Operations
----------------

The Company has contracts with several bars and restaurants. These contracts provide the establishment's owners with 50% of the net gaming income, and the route operator with 25% of the net gaming income. These contracts were signed from June 1992 through December 1992, and are for a period of five years each.

King's Lucky Lady
-----------------

In April 1992, the Company signed an agreement for the lease of the King's Truck Stop in Port Barre, Louisiana. Total rent expense in 1996 and 1995 for this lease was $309,769 and $318,901, respectively. This lease is for a term of five years beginning on May 1, 1992, with monthly rental payments of 20% of the net revenue from the video poker machines. The Company has an option to renew the lease for three additional five-year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. Minimum future rentals cannot be estimated since future revenues are not known.

See discussion at Note 11 of the Company's possible loss of the right to operate the video poker casino at King's Lucky Lady effective April 30, 1997.

The Longhorn Club
-----------------

During 1993, the Company purchased the right to operate the gaming devices of this establishment. Revenue interest rights in the accompanying balance sheets are related to this purchase. (See Note 1.) The Company is bound by the terms of an agreement signed on June 2, 1992, which is for a period of ten years and provides for the establishment's owners to receive 50% of the net gaming income (see Note 7).

Stelly's
--------

The establishment's owners signed an agreement with a related party of the Company and another individual (the grantees) with the following terms.

                                                  Grantee's % of
                           Establishment's % of     Net Gaming
                 Income     Net Gaming Income         Income
               ----------  --------------------   --------------


               Years 1-2           30%                 70%
               Years 3-5           40%                 60%
               Thereafter          50%                 50%

The grantees are responsible for all start up and renovation costs, and repair and maintenance costs on the machines. The contract was effective in December 1993, and is for a period of five years, with three options to renew the agreement for an additional five years each.

The grantees assigned their rights and obligations to the Company in return for 10% interest in the net gaming revenue. The grantees also have a 10% interest in the net profit of the premise's operations. During 1995, the Company was required to pay $21,667 to the grantees due to a contract dispute settled in the grantees' favor. This amount is included in cost of video poker revenue in the accompanying consolidated statement of operations.

As discussed in Note 7, Stelly's was temporarily closed on January 1, 1996 and reopened in November, 1996.

Landry's
--------

The establishment's owners signed an agreement with a related party of the Company and another individual (grantees) with the following term:

                                                  Grantee's % of
                           Establishment's % of     Net Gaming
                 Income     Net Gaming Income         Income
               ----------  --------------------   --------------
               Years 1-5           30%                 70%

               Thereafter  To be determined at the exercise of
                           the option and to be consistent with
                           industry standards in the area.

The grantees are responsible for all start up and renovation costs, and repair and maintenance costs on the machines. The contract was effective in October 1993, and was for a period of five years, with three options to renew the agreement of an additional five years each.

The grantees assigned their rights and obligations to the Company in return for a 10% interest in the net gaming revenue. The grantees also have a 10% interest in the net profit of the premise's operations.

During 1995 the Company was required to pay $68,333 to the grantees due to a contract dispute settled in the grantees' favor. Due to this contract settlement, the terms of which would require additional payments to the grantees if the Company continued to operate at this location, along with the marginal operating results of the location prior to the settlement, the Company decided to discontinue its operations at this establishment as of December 31, 1995. In conjunction with this decision, the Company sold its video poker machines at the establishment and wrote-off its remaining investment in leasehold improvements, equipment and fixtures for a net loss of approximately $176,000. In conjunction with the sale of the video poker machines, the Company accepted a note receivable of $81,000 which bears interest at 9% and is payable in 24 equal monthly installments.

Pelican Palace
--------------

The Company lent approximately $1,450,000 to Curray Corporation during 1994 for the construction of a truck stop in Vinton, Louisiana. Curray Corporation started construction in 1993 and the Company began operating 50 video poker machines during 1994. Under the agreement with Curray, 70% of the net profit of the premise's operations are dedicated to repayment of the loan from the Company with the remainder split 50%/50% to each party. After the note has been paid in full, the revenues are split 50%/50%. The agreement has an initial term of five years with three options to renew for an additional five years each. During 1996 and 1995, principal payments received on the note receivable totaled $195,882 and $657,224, paying the note in full during 1996.

Gold Rush (See Note 10.)
---------

The Gold Rush is located in Opelousas, St. Landry Parish, Louisiana, at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Company owns this truck stop facility in addition to operating the gaming devices.

In December 1992, Ozdon Investments, Inc. (Ozdon) entered into a loan agreement that required, upon repayment of the loan, the creditor be paid a percentage (10%) of net gaming income as long as Ozdon continues to operate the gaming establishment in St. Landry Parish, Louisiana. In addition, in the event that Ozdon is sold to an unrelated party, the agreement provides for the creditor to receive 10% of the proceeds from the sale in excess of $265,000. Because the stated interest rate on the loan (6%) was substantially lower than Ozdon's effective borrowing rate at the time of the loan, the note was recorded at a discount at Ozdon's effective rate of interest. The difference between the face value of the note and the discounted value was recorded as a capital contribution to Ozdon to reflect the purchase of the revenue and liquidation rights of the creditor. Ozdon repaid the loan in October 1993, and the resulting distributions of net gaming income under this contract are included in video poker cost of revenues. Because the Company and Ozdon were related parties at the time of the sale (see Note 10), the agreement remains in effect after the acquisition of Ozdon by the Company.

Diamond Jubilee
---------------

The Company issued 450,000 shares of the Company's common stock to New Orleans Video Poker, Inc. (NOVP) on July 1, 1996 in exchange for the right to operate the gaming devices of this establishment. The common stock issued in conjunction with the acquisition was recorded as the amount of net assets acquired of $81,459 which were recorded of the historical basis of NOVP because the Company and NOVP were related parties at the time of the acquisition. The Company subleases the facility from NOVP. The sublease agreement requires that the Company pay NOVP an amount equal to 50% of the net operating cash flow from the truck stop and casino after deductions for (i) all cash costs and expenses paid by the Company and (ii) interest and principal on any indebtedness of the Company on any furniture, fixtures, and equipment placed in the video poker casino, bar, or parking lot.

10. ACQUISITIONS:
    -------------

On June 10, 1996 the Company acquired 100% of the issued and outstanding capital stock of GalaxSea and 100% of the issued and outstanding capital stock of IT Cruise from International. Both corporations were wholly-owned subsidiaries of International.

GalaxSea was acquired by virtue of a merger with a newly created wholly-owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of common stock and 8,000,000 shares of series "B" preferred stock to International. The 8,000,000 shares of series "B" preferred stock are entitled to one vote for each share issued and will vote together with the common stock as one class, and not as a separate class. Simultaneous with the closing of the merger, the Company also restructured its existing outstanding Class A preferred stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of the Class A preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A preferred stock into 8,240,000 shares of common stock at any time within two years of the closing date. In the event of any such forced conversion, International was granted anti-dilution protection and will, upon the issuance of such shares of common stock to the former holders of Class A preferred stock, be entitled to an additional 5,452,854 shares of common stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. The common and preferred stock issued in conjunction with the acquisition were recorded at $.01 per share which approximated fair value of the stock, as of the date of acquisition. The $780,000 of dividends on the Class A preferred stock accumulated and accrued through May 31, 1996 will exist as accrued dividends payable. IT Cruise was acquired in exchange for $100,000 cash and a promissory note in the principal amount of $1,400,000 payable by the Company to IT Cruise.

GalaxSea is an Oklahoma corporation that was formed in September 1995. Effective October 1, 1995, GalaxSea acquired substantially all of the operating assets of GalaxSea Associates, Inc. ("GAI"), a Florida corporation. GAI had been in the business of franchising "cruise only" retail travel stores since 1988. The principal business of GalaxSea will continue to be the granting of franchises for the operation of travel vacation stores that specialize in the marketing and selling of cruise travel, tours and related travel arrangements according to the concept and business system developed by GalaxSea and GAI.

IT Cruise is an Oklahoma corporation that was formed in 1993. IT Cruise has served as the cruise marketing division of International since that time. The principal business of IT Cruise is to coordinate cruise marketing programs between the various major cruise lines and International's network of approximately 900 travel agency locations.

Following is a summary of the assets and liabilities of GalaxSea and IT Cruise acquired by the Company:

    Assets:
    Accounts Receivable                        $ 72,856

    Notes Receivable                            133,460

    Property and Equipment, net                     325

    Intangible assets                           257,535
                                               --------

                                                464,176
                                               --------

    Liabilities:
    Accounts payable and accrued liabilities     25,954

    Notes payable                               133,460
                                               --------

                                                159,414
                                               --------

    Net assets acquired                        $304,762
                                               ========

The intangible assets in the above acquisitions comprise primarily of trade name, software development, and organization costs, and will be amortized by the Company over 5 years. The Company recognized $1,323,766 in Goodwill from this transaction, which will also be amortized over 5 years.

Effective November 1, 1995, the Company acquired one hundred percent of the issued and outstanding stock of Ozdon Investments, Inc. (Ozdon), a company related through common ownership, in exchange for 600,000 shares of the Company's common stock and $1 million in principal amount of notes payable to the shareholders of Ozdon which bear interest at nine percent per annum and are payable in 36 equal installments of principal and interest. Ozdon operated the Gold Rush in Opelousas, Louisiana. The net book value of assets acquired totaled $220,927, with the excess of the purchase price over book value of assets recorded as reduction of shareholders' equity due to the related-party nature of the transaction.

Following is a summary of the assets and liabilities of Ozdon acquired by the
Company:

  Assets:
    Cash                                                      $ 74,493

    Other current assets                                        38,933

    Property and equipment, net of accumulated depreciation    454,768

    Other assets                                                 1,154
                                                              --------

                                                               569,348

  Liabilities:
    Accounts payable and accrued liabilities                    80,572

    Notes payable                                              267,849
                                                              --------

                                                               348,421
                                                              --------

    Net assets acquired                                       $220,927
                                                              ========

Pro forma information giving effect to the acquisition, as if the acquisition took place on January 1, 1995, is as follows:

                 Pro Forma Condensed Consolidated Statement of
                 ---------------------------------------------

                Operations for the Year Ended December 31, 1995
                -----------------------------------------------

                                  (unaudited)
Revenues                                   $18,820,669
Costs and expenses                          18,737,802
                                           -----------

Operating income                                82,867
Other income (expense)                         (36,899)
                                           -----------

Income before income taxes                      45,968
Provision for income taxes                      32,863
                                           -----------

Net income                                      13,105
Preferred stock dividends                      480,000
                                           -----------

Net income (loss) applicable to common
 stockholders                              $  (466,895)
                                           ===========

Earnings (loss) per share, based on
 weighed average shares outstanding of
 14,523,015                                   $(.03)
                                              =====

The goodwill from the merger of Western and OM discussed in Note 1 was being amortized over five years on a straight-line basis. As discussed at Note 4, the remaining goodwill from this transaction was eliminated at the beginning of 1996 by the recognition of a portion of the Company's deferred tax asset relating to the Western acquisition.

Amortization expense related to goodwill was $166,158 and $180,000 in 1996 and 1995.

11. Subsequent Events:
    ------------------

King's Lucky Lady
-----------------

As discussed in Note 9, the initial term of the lease for King's Lucky Lady expires on April 30, 1997. As of April 10, 1997, the parties have been unable to negotiate a percentage rental acceptable to both parties for the lease to be renewed. The Company has been notified by the lessor of his intention to terminate the lease. It is probable that the company will commence litigation, but there can be no assurance that the Company will prevail. If the Company losses the lease, its operations would be negatively impacted.

License Renewal Process
-----------------------

The Louisiana Gaming Control Board has undertaken a review of all licensees operating video poker casinos. The Company has had preliminary meetings with the State Police, which is conducting the initial review for the Board, concerning the ownership structure of the Company's video poker operations (see
Note 1) and whether such structure satisfies the Louisiana residency requirements necessary to operate video poker casinos. The Company believes its structure is satisfactory, but there can be no assurance that the State Police and the Gaming Control Board will concur. If the Company's ownership structure is not found to satisfy the residency requirements, the Company may be required to restructure its operating agreements or may have its license revoked, although the Company does not believe the Board will take the latter action. If the Company were required to restructure its operating agreements, this restructuring, depending on its nature, could have a material adverse effect on the Company. A revocation of the Company's license would have a material adverse effect on the Company's business operations and financial condition.

Debt Restructuring
------------------

As of April 1, 1997, the Company was four months in arrears (a total of $200,000) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,158,215 at April 1, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables.

The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $200,000 accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1998 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1998, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is no longer in arrears, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $895,476 at April 1, 1997, require aggregate payments of principal and interest of $11,250 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company.