Form 10QSB
period 1997-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1997-05-14
CIK 29952

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                Delaware                            75 - 2571032
------------------------------------------------   --------------
   (State of incorporation or organization)         (IRS Employer
                                                  Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas               75240
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code    (972) 671-1133
                                                  --------------

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes xx  No
                                                  --     --


Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 1997: 20,093,347
                 ----------

Transitional Small Business Disclosure Format (Check One):      Yes   No xx
                                                                    --   --

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                             31-MAR-97     31-DEC-96
                                                                            ------------  ------------
ASSETS                                                                       UNAUDITED
------

CURRENT ASSETS:
  Cash                                                                      $   493,112   $   364,965
  Restricted cash                                                               193,607       183,529
  Accounts receivable                                                           323,870       291,597
  Inventories, at cost                                                           76,777        81,557
  Prepaid Expenses                                                              185,333        99,328
  Notes receivable - current                                                    118,708       135,824
  Current deferred tax asset                                                     19,030        19,030
                                                                            -----------   -----------
    TOTAL CURRENT ASSETS                                                      1,410,437     1,175,830
                                                                            -----------   -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                       1,477,134     1,492,255
                                                                            -----------   -----------

OTHER ASSETS:
  Deposits                                                                       78,658        76,488
  Long-term deferred tax asset                                                  539,448       539,448
  Revenue interest rights                                                       273,913       286,753
  Trade name, contract rights and organizational costs, net of
   accumulated amortization                                                     218,510       258,583
  Goodwill and merger costs                                                   1,165,399     1,183,607
  Notes Receivable-long-term                                                     49,173        49,173
                                                                            -----------   -----------
                                                                              2,325,101     2,394,052
                                                                            ------------  -----------
    TOTAL ASSETS                                                            $ 5,212,672   $ 5,062,137
                                                                            ===========   ===========

LIABILITY AND STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $ 1,024,857   $ 1,005,349
  Notes payable - current                                                     1,347,277     1,385,597
  Income Taxes Payable                                                          178,017        32,017
  Preferred stock dividends payable                                             780,000       780,000
                                                                            -----------   -----------
    TOTAL CURRENT LIABILITIES                                                 3,330,151     3,202,963

NOTES PAYABLE-LONG-TERM                                                         850,773       898,756

NOTES PAYABLE TO CERTAIN STOCKHOLDERS-LONG-TERM                               1,593,194     1,757,706
                                                                            -----------   -----------

    TOTAL LIABILITIES                                                       $ 5,774,118   $ 5,859,425

STOCKHOLDERS' EQUITY:
 Class A preferred stock,$3.00 par value, 10% annual cumulative dividend
   1,600,000 shares authorized, 1,287,000 and 1,287,000 shares issued,
   at March 31, 1997 and December 31, 1996                                  $ 3,861,000   $ 3,861,000
 Preferred stock, $.01 par value, 10,000,000 shares authorized 8,000,000
   series "B" issued at March 31, 1997 and December 31, 1996.                    80,000        80,000
 Common stock, $.01 par value, 25,000,000 shares authorized, 20,093,347
   shares issued at March 31, 1997 and December 31, 1996                        200,935       200,935
Additional paid-in-capital (deficit)                                         (3,257,090)   (3,257,090)
Retained earnings (deficit)                                                  (1,446,291)   (1,682,133)
                                                                            -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                                              $  (561,446)  $  (797,288)
                                                                            -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 5,212,672   $ 5,062,137
                                                                            ===========   ===========

    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                        QUARTER ENDED
                                                    31-MAR-97    31-MAR-96
                                                   -----------  -----------

REVENUE:
 Video Poker Revenue                               $3,786,053   $3,082,416
 Truck Stop and Convenience Store                   1,586,726    1,235,930
 Cruise Revenue                                       282,654            -
                                                   ----------   ----------
                                                    5,655,433    3,722,125
                                                   ----------   ----------

COST AND EXPENSES:
 Cost of Revenues                                   3,547,918    2,819,894
 General and Administrative Expenses                1,520,533    1,184,923
 Interest Expense                                      69,754       43,502
 Depreciation and Amortization                        164,864      144,388
                                                   ----------   ----------
                                                    5,303,069    4,192,707
                                                   ----------   ----------

OPERATING INCOME (LOSS)                               352,364      125,639
                                                   ----------   ----------

OTHER REVENUE (EXPENSE), NET                           29,480       41,802
                                                   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES              381,844      167,441

PROVISION FOR INCOME TAXES                           (146,000)     (36,000)
                                                   ----------   ----------

NET INCOME                                         $  235,844   $  131,441

LESS: Preferred Stock Dividends                             -     (120,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $  235,844   $   11,441
                                                   ==========   ==========

EARNINGS PER SHARE                                 $     0.01   $     0.00
                                                   ==========   ==========




    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996


                                                                   31-MAR-97   31-MAR-96
                                                                   ----------  ----------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                         $ 235,844   $ 131,441

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                        164,864     144,388

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                           (32,273)    106,301
(Increase) decrease in inventories                                     4,780      (8,751)
(Increase) decrease in prepaid expenses                              (86,005)     18,445
(Increase) decrease in deposits                                       (2,170)     (7,299)
Increase (decrease) in income taxes payable                          146,000           -
Increase (decrease) in accounts payable and accrued liabilities       19,508    (132,788)
                                                                   ---------   ---------

Net cash provided (used) by operating activities                     450,548     251,737
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                           (72,624)    (11,384)
Proceeds to borrowers                                                 (4,431)    (38,652)
Repayment by borrowers                                                15,547     155,971
                                                                   ---------   ---------

Net cash provided (used) by investing activities                     (61,508)    105,935
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                                (250,815)   (279,266)
                                                                   ---------   ---------

Net cash provided (used) by financing activities                    (250,815)   (279,266)
                                                                   ---------   ---------

NET INCREASE (DECREASE) IN CASH                                      138,225      78,406

CASH - beginning of period                                           548,494     696,119
                                                                   ---------   ---------

CASH - ending of period                                            $ 686,719   $ 774,525
                                                                   =========   =========




    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                            MARCH 31, 1997 AND 1996
                            -----------------------


NOTE 1. OPINION OF MANAGEMENT
-----------------------------

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2. ACQUISITION OF ASSETS
-----------------------------

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

Effective July 1, 1996 the Company entered into a sub-lease agreement with New Orleans Video Poker, Inc. (NOVP) to manage the Diamond Jubilee Video Poker Casino and Truck-Stop in New Orleans, LA. This agreement provides for a 50/50 split between the Company and NOVP of the net cash flow generated by the Diamond Jubilee. The agreement further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of NOVP, with all with the operating assets becoming the property of the Company. The Company has the option to purchase NOVP's 50% share of the cash flow for the remaining balance on the notes to NOVP principals; which are reduced on a monthly basis from cash flow distributions. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.

NOTE 3. PRESENT CASH SHORTFALL
------------------------------

As of April 1, 1997, the Company was four months in arrears, at regular payments of $50,000 per month (a total of $200,000), in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,158,215 at March 31, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock. , which have aggregate remaining principal balances of $895,476 at April 1, 1997, require aggregate payments of principal and interest of $11,250 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company. See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis of Plan of Operation -Liquidity and Capital Resources - Present Cash Shortfall."

NOTE 4. LEASE TERMINATION
-------------------------

OM Operating, L.L.C. has a lease for an initial term of five years (commencing May 1, 1992) on King's Lucky Lady truck stop in Port Barre, Louisiana. OM Operating L.L.C. ("Operator") has the option to renew the lease for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties have thus far been unable to negotiate an acceptable renewal percentage rental and the landlord has delivered notice to Operator that the lease will terminate effective April 30, 1997 and that Operator will no longer have any right to operate the video poker casino after such date. Operator has retained legal counsel to seek the courts protection and judgement on this matter, and will commence litigation to attempt to retain the lease for the renewal period; court dates have been set for June 4 and 5, 1997, but there can be no assurance that Operator will prevail. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

NOTE 5. EARNINGS PER SHARE
--------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income available to common shareholders by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. The adoption of this statement will have no material impact on the Company's calculation of earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.



                      THIS SPACE INTENTIONALLY LEFT BLANK

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

PRESENT CASH SHORTFALL. As of April 1, 1997, the Company was four months in arrears (a total of $200,000) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,158,215 at March 31, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables.

The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $200,000 accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1998 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1998, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $895,476 at April 1, 1997, require aggregate payments of principal and interest of $11,250 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1997. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino, any required restructuring of the Company's revenue and profits interests in OM Operating, L.L.C., and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the second quarter of 1997, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

OM Operating, L.L.C. has a lease for an initial term of five years (commencing May 1, 1992) on King's Lucky Lady truck stop in Port Barre, Louisiana. OM Operating L.L.C. ("Operator") has the option to renew the lease for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties have thus far been unable to negotiate an acceptable renewal percentage rental and the landlord has delivered notice to Operator that the lease will terminate effective April 30, 1997 and that Operator will no longer have any right to operate the video poker casino after such date. Operator has retained legal counsel to seek the courts protection and judgement on this matter, and will commence litigation to attempt to retain the lease for the renewal period; court dates have been set for June 4 and 5, 1997, but there can be no assurance that Operator will prevail. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

If the lease is renewed, under the lease Operator is responsible for all expenses, utilities, maintenance and repairs and all taxes on the personal property. The rental payable during the initial five year term is equal to 20% of the net revenues generated from the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and all fees and taxes paid to the state. During any renewal period, all lease terms remain the same except the percentage rental is subject to renegotiation at the commencement of each renewal period, as noted above. All or a portion of the lease may be assigned with the landlord's consent, which cannot be unreasonably withheld.

The structure of Operator and the various interests (including revenue and profits interests) of the Company in Operator are being reviewed by the Louisiana Gaming Control Board. Any adverse ruling by the Louisiana Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in material adverse changes in Operator's structure, but it cannot predict the results of the review until the review is completed.

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

GENERAL CONDITION. The Company ended the first quarter of fiscal 1997 with $686,719 in cash and other current assets amounting to $723,718, including accounts receivable of $323,870, inventories and prepaid expenses of $262,110, current notes receivable of $118,708 and a current deferred tax asset of $19,030. The Company's total liabilities were $5,628,118 at March 31, 1997, including accounts payable and accrued liabilities of $1,056,874, current notes payable of $1,347,277, long-term notes payable of $2,443,967 and preferred stock dividends payable of $780,000. The Company's liabilities decreased $231,307 from $5,859,425 at December 31, 1996 to $5,628,118 at March 31, 1997. This
decrease was comprised of a decrease in current liabilities of $18,812, reductions in liabilities on long and short-term debt to banks and equipment manufacturers totaling $83,818, payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $80,940, note reductions related to the acquisition of I.T. Cruise and GalaxSea of $41,004, payments on promissory notes payable to Class A Preferred shareholders of $13,300 and payments on pre-Merger liabilities of Western Natural Gas Company ("WNGC") of $34,437.

Accounts payable and accrued liabilities of $1,056,874 included $456,903 in trade payables, state franchise taxes of $214,430, casino distributions of $216,928, payroll and payroll taxes of $117,088, income tax payable of $32,017 and accrued interest of $19,509.

The current portion of other notes payable totaling $1,347,277 includes $533,694 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $339,978; $198,782 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $196,866 payable to Class A preferred shareholders; WNGC current notes payable of $34,441; and $43,516 in equipment leases and other notes.

Long-term debt of $2,443,967 includes $777,340 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $703,108 payable to Class A Preferred shareholders; $676,559 related to the acquisition of I.T. Cruise and GalaxSea; $248,574 for the stock purchase note on the Gold Rush acquisition; and $38,386 in equipment leases and other notes.

The remaining pre-Merger liabilities of WNGC constitute a note payable with a balance of $34,441 as of March 31, 1997; this note is also guaranteed by a director of the Company. The amount paid on WNGC pre-Merger liabilities totaled $34,437 during the first quarter of 1997.

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

Effective July 1, 1996 the Company entered into a sublease agreement with New Orleans Video Poker, Inc. ("NOVP") to sublease and manage The Diamond Jubilee video poker casino and truck stop in New Orleans, Louisiana. This sublease provides for a 50/50 split between the Company and NOVP of the net cash flow generated by the Diamond Jubilee. The sublease further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of NOVP, as the purchase price for 50 video poker devices and an automated teller machine. The Company has the option to purchase NOVP's 50% share of the cash flow for the remaining balance on the notes to NOVP principals (approximately $535,000 at March 31, 1997); which are reduced on a monthly basis from cash flow distributions. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.

At March 31, 1997, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,477,134. At March 31, 1997 equipment (net) resulting from the Company's acquisition of I.T. Cruise and GalaxSea, totaled $41,018, up from the 1996's year end of $5,605 due to the opening of GalaxSea's offices in Coral Springs, Florida. As of March 31, 1997, the Company had paid the remaining balance of $19,796 on all notes to video poker equipment manufacturers.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income available to common shareholders by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. The adoption of this statement will have no material impact on the Company's calculation of earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.



                      THIS SPACE INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1997

Company operations resulted in net income before income taxes of $381,844 for the three months ended March 31, 1997, an increase of $214,403 or 128% from 1996's $167,441. Through May of 1996 the Company recorded the 70% revenue interest it received in the Pelican Palace as a repayment of a note receivable. This note receivable has been satisfied, therefore fifty percent of the operating profit generated at the Pelican Palace after May 31, 1996 is now recorded as income to the Company. The note receivable was reduced by $146,971 in the first quarter of 1996 and $236,616 for the year ended December 31, 1996. Effective June 1, 1996 the Company began recording income from GalaxSea and I.T. Cruise marketing operations. The Company also began recording additional video poker income as of July 1, 1996 from the Diamond Jubilee. The Company's aggregate operating profit before interest, taxes, depreciation and amortization amounted to $616,462 for the three months ended March 31, 1997, up 73% from 1996's $355,331.


REVENUES TOTALED $5,655,433 THROUGH MARCH 31, 1997 COMPARED TO $4,318,346 FOR 1996, UP 31%.

VIDEO POKER revenues totaled $3,786,053 through March 31, 1997, up $703,637, or
23% from 1995's $3,082,416.   Growth in revenue was mainly due to the Diamond
Jubilee's contribution of $622,463.   Increased revenue was also realized from
the Stelly's Southern Gold - $104,247; the Gold Rush - $60,559; the Pelican Palace - $17,082; and King's Lucky Lady - $16,126. Heavy competitive pressure continued on the Lucky Longhorn and the Pelican Palace, as the result of an additional riverboat on Lake Charles. The Lucky Longhorn posted a decline in revenue of $95,940 for the quarter, with the Pelican Palace experiencing minimal
growth.   A decrease in revenue from Route Operations resulted from competition and a reduction in video poker devices from 1996's level.

Video poker revenue production by location for 1997 and 1997 was as follows:
Lucky Longhorn, Vinton, LA -$875,016 in 1997 and $970,956 in 1996, down 10%; Pelican Palace, Toomey, LA - $737,575 in 1997 and $720,493 in 1996, up 2%;
King's Lucky Lady, Porte Barre, LA - $581,844 in 1997 and $565,718 in 1996, up 3%; Gold Rush, in Opelousas, LA - $752,045 in 1997 and $691,486 in 1996, up 9%;
Stelly's-LeBeau, LA - $109,096 in 1997 and $4,849 in 1996 due to discontinued operations as of January 4, 1996; Route Operations - South, LA - $108,015 in 1997 and $128,915 in 1996, down 16%. The Diamond Jubilee contributed $622,463 in video poker revenues for the three months ended March 31, 1997, with no activity for 1996.

RETAIL revenues from fuel and convenience store, and food and beverage operations amounted to $1,586,726 in 1997 compared to 1996's $1,235,931, an
increase of 28%.   Fuel and convenience store sales amounted to $1,213,367
compared to $930,988 in 1996, up 30%. Growth of 40% occurred at the Gold Rush, which reported $695,220 in revenue for the first quarter of 1997 compared to 1996's $500,745; and King's generated $518,148, up 20% from 1996's $430,243.
Food and beverage sales increased 22% to $373,359 compared to $304,943 in 1996. Food and beverage for each location was as follows: King's $203,117 in 1997 compared to 1996's $178,534; Pelican Palace - $57,443 in 1997 versus $47,382 in 1996; Gold Rush - $92,970 in 1997 compared to $79,026 in 1996; and the Diamond Jubilee produced $19,827 for the first quarter of 1997.

CRUISE REVENUES for the three months ended March 31, 1997 totaled $282,654.
This amount represents an accrual of $103,043 for overrides and commissions on cruise sales volume resulting from I.T. Cruise's contracts with International; and the accrual of GalaxSea's franchise system revenues, comprised of $80,370 in overrides and commissions, $27,713 in monthly license fees, franchise sales fees of $1,000, marketing fees totaling $64,733 and convention and training fees of $5,796.


CASINO AND TRUCK STOP OPERATIONS

The Gold Rush generated average daily revenue per device (50 devices) of $167 through March 31, 1997 compared to $152 for the first quarter of 1996. The Gold Rush's operating profit for the first quarter of 1997 was approximately $295,531, up 16%, representing 48% of the Company's aggregate operating profit. This compares to 1996's operating profit of $253,969 which represented 71% of the Company's aggregate operating profit for the first quarter of 1996.

The Lucky Longhorn generated average daily revenue per device (50 devices) of $194 through March 31, 1997 compared to 1996's $213. During the month of January 1997 operations were suspended for 3 days due to an ice storm. The Lucky Longhorn has eighteen competitors in its market area, including four river boats, one of which was added in 1996. Also affecting the local market, is the Las Vegas style Native American casino, which opened during 1994, and then almost doubled its gaming capacity during the third quarter of 1995. In the first quarter of 1997 the Company's share of the operating profit from the Longhorn was approximately $186,405, up 9%, representing 30% of the Company's aggregate operating profit. This compares to operating profit for 1996 of approximately $170,965, or 48% of the Company's aggregate operating profit.

King's Lucky Lady generated average daily revenue per device (50 devices) of $129 through March 31, 1997 compared to 1996's $124. King's Lucky Lady's operating profit was approximately $145,582, up 51%, representing 24% of the Company's aggregate operating profit. This compares to operating profit for 1996 of approximately $96,725, or 27% of the Company's aggregate operating profit. As noted above, Operator has received notice from the landlord that the lease for King's Lucky Lady is terminated, but Operator has retained legal counsel to seek the courts protection and judgement on this matter, and has commenced litigation to attempt to retain the lease for the renewal period. There is the possibility that such lease will be lost for failure to negotiate terms agreeable to both parties.

The Pelican Palace generated average daily revenue per device (50 devices) of $164 through March 31, 1997 compared to 1996's $158. During the month of January 1997 operations were suspended for 3 days due to an ice storm. The Pelican was subject to the same competitive pressures as the Longhorn during 1996. In 1996, the Company's share of the operating profit from the Pelican was approximately $142,525 compared to 1995's $39,939, an increase of 257%; this represents 23% versus 11% in 1996 of the Company's aggregate operating profit. During the first quarter of 1996 the Company received distributions of $146,971 of the Pelican Palace's operating profit in payment of the Company's note receivable from Curray, which was satisfied in May of 1996.

The Diamond Jubilee generated average daily revenue per device (on an average of 43.3 devices) of $159 through March 31, 1997. Operating profit was approximately $35,345, representing 6% of the Company's aggregate operating profit. This operating profit represents the Company's 50% share of the net cash flow generated by the Diamond Jubilee. The Diamond Jubilee did not have sufficient fuel sales necessary to operate 50 video poker devices under Louisiana regulations, and as of February 1, 1997 the Company was required to remove 10 devices from operations until increased fuel sales are maintained. In order to increase fuel sales, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and the landlord to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel sales will increase to a level to allow reinstallation of the 10 devices.

Stelly's Southern Gold generated average daily revenue per device (16 devices) of $76 through March 31, 1997. Operations were suspended on January 4, 1996 as a result of the truck parking and compliance issue and subsequently re-opened on November 22, 1996. Only $4,849 in video poker revenue was recorded in the first
quarter of 1996.   A first quarter operating profit was approximately $17,216 for 1997, representing 3% of the Company's aggregate operating profit. At December 31, 1996 and March 31, 1997, Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations, and Stelly's may be required to cease operating the 16 devices until increased fuel sales are maintained. If the 16 devices are removed, it may be difficult to increase fuel sales necessary to reinstall the devices and, therefore, the Company may lose its ability to operate the video poker casino at Stelly's.

Route Operations posted operating profit for the first quarter of $15,242, a decrease of 17% from 1996's $18,307; this represents 2% and 5% respectively of the Company's aggregate operating profit. At March 31, 1997, the Company had 22 devices operating within 10 locations; the Company had 34 devices operating within 15 locations during the first quarter of 1996.

CRUISE OPERATIONS

The Company recorded first quarter revenue from cruise marketing operations totaling $282,654, resulting in an operating profit of $33,661, representing 5% of the Company's aggregate operating profit. GalaxSea's revenues amounted to $179,611, with an operating loss of approximately $60,137; revenues from I.T. Cruise were $103,043, with an operating profit of approximately $93,798.


EXPENSES TOTALED $5,273,589 THROUGH MARCH 31, 1997 COMPARED TO $4,150,905 FOR 1996, UP 27%.

VIDEO POKER operations recorded a direct cost of revenue amounting to $2,187,940 for the first quarter of 1997 compared to $1,787,993 in 1996, an increase of 22%. This includes fees paid to the State of Louisiana of $1,289,884 (34.1% of video poker revenue) in 1997 and $1,048,934 (34.0% of video poker revenue) in 1996, and profit sharing payments as defined in operating and management contracts of $898,056 (23.7% of video poker revenue) in 1997 and $739,059 (24.0% of video poker revenue) in 1996.

RETAIL operations posted a cost of revenue related to fuel, convenience store, food and beverage operations totaling $1,303,832 (82.2% of truck stop and convenience store sales) for the first quarter of 1997, compared to $1,031,901 (83.5% of truck stop and convenience store sales) for the first quarter of 1996. This improvement in the cost of sales margin was the result of increased sales volumes and favorable pricing. Higher fuel sales for 1997, amounting to $1,019,642, were up 30%, with a gross margin of 6.1%, constituting 64.3% of the Company's retail sales, compared to 1996's fuel sales of $782,847, with a gross margin of 3.3%, contributing 63.3% of the Company's retail sales. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first quarter of 1997, in order to increase or maintain the level of fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. Convenience store retail sales amounted to $193,725, were up 31% for the first quarter of 1997, with a cost of sales margin of 67.1% compared to 1996's
$148,111, with a cost of sales margin of 71.3%.   In addition, food and beverage
operations improved its gross margin on sales totaling $373,359 for the first quarter of 1997, with a cost of sales margin of 47.8%, compared to sales in 1996 of $304,943, with a cost of sales margin of 48.2%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops also require the Company to operate three low volume 50 seat restaurants on a 24 hour basis in order to operate 19 or more video poker machines.

CRUISE operations recorded a direct cost of revenue amounting $56,146 for the first quarter of 1996. This was comprised of marketing, training and promotional expenses totaling $47,990 and royalty fees of $8,156.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $1,520,533 for the three months ended March 31, 1997 increased 28%, compared to $1,184,923 in 1996, representing 26.9% and 31.8% of total revenue for 1997 and 1996, respectively.

DEPRECIATION AND AMORTIZATION amounted to $164,864 for the first quarter of 1997 compared to $144,388 in 1996. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, as a result of the 1996 year end audit, amortization was reduced by $45,000 from the 1996 and 1995 levels as reported for the first quarter for these prior years. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill totaling $59,181 for
the first quarter of 1997.   Interest expense amounted to $69,754 for the first
quarter of 1997 and $43,502 in 1996.   Other revenue and expense (net) was
$29,480 in 1997, compared to $41,802 in 1996.


COMPARISON OF 1996 TO 1995

Video poker revenues increased from $3,082,416 in 1996 to $3,786,053 in 1997, up $703,637 or 23%, due mainly from the sub-lease agreement on the Diamond Jubilee and the re-opening of Stelly's Southern Gold, which generated incremental revenue of $622,463 and $104,247 respectively. Heavy competitive pressure continued on the Lucky Longhorn and the Pelican Palace, as the result of an additional riverboat on Lake Charles. The Lucky Longhorn posted a decline in revenue of $95,940, or 10% for the quarter, with the Pelican Palace experiencing growth of 2%.

Revenues from fuel and convenience store, food and beverage operations amounted to $1,586,726 in 1997 compared to 1996's $1,235,931, an increase of 28%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $271,931, or 26% from $1,031,901 in 1996 to $1,303,832 in
1997. This margin improvement was the result of higher sales volume and favorable pricing.

General operating and administrative expenses were $1,520,533 in 1997 and $1,184,923 for 1996, an increase of $335,610, or 28%. This overall increase resulted from new operations. The Diamond Jubilee added operating expenses totaling $146,028, Cruise Operations $192,847 and Stelly's reopening added
$15,246 to operating expenses for the first quarter.   All other operating
expenses (net) were down $18,511, or 2%. The increase in the Federal Minimum Wage from $4.75 per hour to $5.15 per hour went into effect on October 1, 1996.

Depreciation and amortization amounted to $164,864 for the first quarter of 1997 compared to $144,388 in 1996, an increase of $20,476, or 14%. Depreciation and amortization on video poker operations, which includes of video poker machines, leasehold improvements and revenue interest rights, amounted to $76,410 in 1997
compared to $84,361 for 1996.   Depreciation and amortization on corporate,
truck stop and convenience store operations totaled $17,100 in 1997 and $60,027 for 1996. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, amortization was reduced by $45,000 from 1996. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill and
depreciation totaling $71,354 in 1997.   Interest expense was $69,754 in 1997
and $43,502 for 1996, an increase of $26,252, or 60%, which was due to the note to International and the subordinated debentures resulting from the purchase of GalaxSea and I.T. Cruise. Other revenue and expense (net) of $29,480 in 1997 compares to $41,802 for 1996.


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






                      THIS SPACE INTENTIONALLY LEFT BLANK

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

See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Present Cash Shortfall."





                      THIS SPACE INTENTIONALLY LEFT BLANK

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-QSB:


Exhibit
Number     Description of Exhibits
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



                      THIS SPACE INTENTIONALLY LEFT BLANK

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION


                                  SIGNATURES

                                    _______

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


                                    By:  /s/ George J. Akmon
                                         -------------------------------------
                                         George J. Akmon
                                         Executive Vice-President &
                                         Chief Financial Officer (Principal
                                         Financial and Chief Accounting
                                         Officer)



Date:    May 13, 1997