Form 10QSB
period 1997-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1997-08-11
CIK 29952

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                        75 - 2571032
          --------                                        ------------
(State of incorporation or organization)                 (IRS Employer
                                                       Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas                    75240
(Address of principal executive offices)                     ------
                                                           (Zip Code)

Issuer's telephone number, including area code           (972) 671-1133
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

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                             30-JUNE-97    31-DEC-96
                                                                            ------------  ------------
ASSETS                                                                       UNAUDITED
------

CURRENT ASSETS:
  Cash                                                                      $   415,172   $   364,965
  Restricted cash                                                               199,584       183,529
  Accounts receivable                                                           459,623       291,597
  Inventories, at cost                                                          102,023        81,557
  Prepaid Expenses                                                               63,323        99,328
  Notes receivable - current                                                     96,210       135,824
  Current deferred tax asset                                                     19,030        19,030
                                                                            -----------   -----------
    TOTAL CURRENT ASSETS                                                      1,354,965     1,175,830
                                                                            -----------   -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                       1,434,867     1,492,255
                                                                            -----------   -----------

OTHER ASSETS:
  Deposits                                                                       90,048        76,488
  Long-term deferred tax asset                                                  523,491       539,448
  Revenue interest rights                                                       261,072       286,753
  Trade name, contract rights and organizational costs, net of
   accumulated amortization                                                     206,510       258,583
  Goodwill and merger costs                                                   1,106,218     1,183,607
  Notes Receivable-long-term                                                     49,173        49,173
                                                                            -----------   -----------
                                                                              2,236,512     2,394,052
                                                                            -----------   -----------
    TOTAL ASSETS                                                            $ 5,026,344   $ 5,062,137
                                                                            ===========   ===========

LIABILITY AND STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $ 1,148,796   $ 1,005,349
  Notes payable - current                                                     1,302,432     1,385,597
  Income Taxes Payable                                                           29,517        32,017
  Preferred stock dividends payable                                             780,000       780,000
                                                                            -----------   -----------
    TOTAL CURRENT LIABILITIES                                                 3,260,745     3,202,963

NOTES PAYABLE-LONG-TERM                                                         788,532       898,756

NOTES PAYABLE TO CERTAIN STOCKHOLDERS-LONG-TERM                               1,521,279     1,757,706
                                                                            -----------   -----------

    TOTAL LIABILITIES                                                       $ 5,570,556   $ 5,859,425

STOCKHOLDERS' EQUITY:
 Class A preferred stock,$3.00 par value, 10% annual cumulative dividend
   1,600,000 shares authorized, 1,287,000 and 1,287,000 shares issued,
   at March 31, 1997 and December 31, 1996                                  $ 3,861,000   $ 3,861,000
 Preferred stock, $.01 par value, 10,000,000 shares authorized 8,000,000
   series "B" issued at March 31, 1997 and December 31, 1996.                    80,000        80,000
 Common stock, $.01 par value, 25,000,000 shares authorized, 20,093,347
   shares issued at March 31, 1997 and December 31, 1996                        200,935       200,935
Additional paid-in-capital (deficit)                                         (3,257,090)   (3,257,090)
Retained earnings (deficit)                                                  (1,429,057)   (1,682,133)
                                                                            -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                                              $  (544,212)  $  (797,288)
                                                                            -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 5,026,344   $ 5,062,137
                                                                            ===========   ===========

    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                       QUARTER ENDED            SIX MONTHS ENDED
                                                 30-JUNE-97     30-JUNE-96   30-JUNE-97   30-JUNE-96
                                                -------------  ------------  -----------  -----------
REVENUE:
 Video Poker Revenue                               $3,840,224  $ 2,971,055   $7,626,277   $6,053,471
 Truck Stop and Convenience Store                   1,740,284    1,511,356    3,327,010    2,747,286
 Cruise Revenue                                       471,486       58,975      754,140       58,975
                                                   ----------  -----------   ----------   ----------
                                                    6,051,994    4,541,386   11,707,427    8,859,732
                                                   ----------  -----------   ----------   ----------

COST AND EXPENSES:
 Cost of Revenues                                   4,039,557    2,929,682    7,587,502    5,749,576
 General and Administrative Expenses                1,745,453    1,143,535    3,266,484    2,328,458
 Interest Expense                                     104,328       97,631      174,082      141,133
 Depreciation and Amortization                        161,528      198,555      326,392      342,943
                                                   ----------  -----------   ----------   ----------
                                                    6,050,866    4,369,403   11,354,460    8,562,110
                                                   ----------  -----------   ----------   ----------

OPERATING INCOME (LOSS)                                 1,128      171,983      352,967      297,622
                                                   ----------  -----------   ----------   ----------

OTHER REVENUE (EXPENSE), NET                           16,629       48,234       46,109       90,036
                                                   ----------  -----------   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES               17,757      220,217      399,076      387,658

PROVISION FOR INCOME TAXES                                  -      (43,000)    (146,000)     (79,000)
                                                   ----------  -----------   ----------   ----------

NET INCOME                                         $   17,757  $   177,217   $  253,076   $  308,658

LESS: Preferred Stock Dividends                             -      (80,000)           -     (200,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $   17,757  $    97,217   $  253,076   $  108,658
                                                   ==========  ===========   ==========   ==========

EARNINGS PER SHARE                                      $0.00        $0.01        $0.01        $0.01
                                                   ==========  ===========   ==========   ==========


    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                   30-JUNE-97    30-JUNE-96
                                                                   -----------  ------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                          $ 253,076   $   308,658

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                         326,392       342,943

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                           (168,026)       87,804
(Increase) decrease in inventories                                   ( 20,466)      (12,923)
(Increase) decrease in prepaid expenses                                36,005       (12,271)
(Increase) decrease in deposits                                       (13,560)     (  7,799)
Increase (decrease) in income taxes payable                            13,447             -
Increase (decrease) in accounts payable and accrued liabilities       143,444      (138,905)
                                                                    ---------   -----------

Net cash provided (used) by operating activities                      570,312       567,507
                                                                    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                           (113,853)   (1,931,928)
Proceeds to borrowers                                                  48,087      (217,072)
Repayment by borrowers                                                 (8,473)      274,081
                                                                    ---------   -----------

Net cash provided (used) by investing activities                      (74,239)   (1,874,919)
                                                                    ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                    -        49,341
Issuance of preferred stock                                                 -        80,000
Redemption of preferred stock                                               -      (939,000)
Additional paid-in-capital                                                  -       316,643
Increase (decrease) in notes payable                                 (429,811)    1,852,451
                                                                    ---------   -----------

Net cash provided (used) by financing activities                     (429,811)    1,359,435
                                                                    ---------   -----------

NET INCREASE (DECREASE) IN CASH                                        66,262        52,023

CASH - beginning of period                                            548,494       696,119
                                                                    ---------   -----------

CASH - ending of period                                             $ 614,756   $   748,142
                                                                    =========   ===========


    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                            JUNE 30, 1997 AND 1996
                            ----------------------


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

NOTE 2. ACQUISITION OF ASSETS
-----------------------------
In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that the first 24 months after the commencement of video poker operations that the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional Rent would be 10% of Net Revenue.

The Company is planning to build and operate a video poker casino, restaurant, truck stop and convenience store on the property. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary River Port Truck Stop, Inc., began operations. The Company is currently in the facility design process, and once this phase is complete, applications to secure the proper permits will be made. Construction is expected to be completed by the end of the first quarter of 1998.

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

NOTE 3. PRESENT CASH SHORTFALL
------------------------------
As of July 1, 1997, the Company was seven principal payments in arrears, at regular principal and interest payments of $50,000 per month (a total of $261,310 in principal - interest has been brought current as of June 30, 1997), in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,167,260 at June 30, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables which are required to be paid. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of 896,346 at July 1, 1997, require aggregate payments of principal and interest of $11,250 per month (two months payments, for a total of $22,500, have not been paid pursuant to the subordinated debenture),and are expressly made subordinate to the International note as well as other senior debt of the Company. See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis of Plan of Operation -Liquidity and Capital Resources - Present Cash Shortfall."

NOTE 4. LEASE TERMINATION
-------------------------
The Company through its consolidated subsidiary, OM Operating, L.L.C., has a lease for an initial term of five years (commencing May 1, 1992) on King's Lucky Lady truck stop in Port Barre, Louisiana. OM Operating L.L.C. ("Operator") has the option to renew the lease for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties have thus far been unable to negotiate an acceptable renewal percentage rental and the landlord has delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer has any right to operate the video poker casino after such date. Operator has retained legal counsel and commenced litigation to attempt to retain the lease for the renewal period. The Company and Operator appeared in court on July 31, 1997 for a hearing on this matter and the judge ordered a continuance as the landlord's attorney was not prepared to go on with the trial. The landlord's attorney is expected to redraft his client's pleadings on the matter and a new court date will be established. There can be no assurance that Operator will prevail. Operator has been ordered by the court to escrow 50% of monthly operating profit generated by the facility; this amounted to $22,700 for May 1997 and $15,840 for June 1997. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

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





                    THIS SPACE WAS INTENTIONALLY LEFT BLANK

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

PRESENT CASH SHORTFALL. As of July 1, 1997, the Company was seven principal payments in arrears (a total of $261,310 in principal - interest has been brought current as of June 30, 1997) to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,167,260 at June 30, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables.

The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $261,310 accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1998 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1998, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 at July 1, 1997, require aggregate payments of principal and interest of $11,250 per month (two months in payments for a total of $22,500, have not been paid pursuant to the subordinated debentures), and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1997. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino, any required restructuring of the Company's revenue and profits interests in OM Operating, L.L.C., and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the fourth quarter of 1997, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

OM Operating, L.L.C. has a lease for an initial term of five years (commencing May 1, 1992) on King's Lucky Lady truck stop in Port Barre, Louisiana. OM Operating L.L.C. ("Operator") has the option to renew the lease for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties have thus far been unable to negotiate an acceptable renewal percentage rental and the landlord has delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator will no longer has any right to operate the video poker casino after such date. Operator has retained legal counsel to seek the courts protection and judgement on this matter, and commenced litigation to attempt to retain the lease for the renewal period. The Company and Operator appeared in court on July 31, 1997 a hearing on this matter and the judge ordered a continuance as the landlord's attorney was not prepared to go on with the trial. The landlord's attorney is expected to redraft his client's pleadings on the matter and a new court date will be established. There can be no assurance that Operator will prevail. Operator has been ordered by the court to escrow 50% of monthly operating profit generated by the facility; this amounted to $21,800 for May 1997 and $14,940 for June 1997. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

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

GENERAL CONDITION. The Company ended the second quarter of fiscal 1997 with $614,756 in cash and other current assets amounting to $740,209, including accounts receivable of $459,623, inventories and prepaid expenses of $165,346, current notes receivable of $96,210 and a current deferred tax asset of $19,030. The Company's total liabilities were $5,570,556 at June 30, 1997, including accounts payable and accrued liabilities of $1,148,796, current notes payable of $1,302,432, long-term notes payable of $2,309,811 and preferred stock dividends payable of $780,000. The Company's liabilities decreased $288,869 from $5,859,425 at December 31, 1996 to $5,570,556 at June 30, 1997. This decrease was comprised of an increase in current liabilities of $143,447, reductions in liabilities on long and short-term debt to banks and equipment manufacturers totaling $150,837, payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $163,714, note reductions related to the acquisition of I.T. Cruise and GalaxSea of $31,959, payments on promissory notes payable to Class A Preferred shareholders of $16,928 and final payments totaling $68,878 on pre-Merger liabilities of Western Natural Gas Company ("WNGC").

Accounts payable and accrued liabilities of $1,148,796 included $650,731 in trade payables, state franchise taxes of $180,167, casino distributions of $192,464, payroll and payroll taxes of $105,925 and accrued interest of $19,509.

The current portion of other notes payable totaling $1,302,432 includes $494,050 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $350,293; $203,036 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $203,762 payable to Class A preferred shareholders; and $51,291 in equipment leases and other notes.

Long-term debt of $2,309,811 includes $724,958 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders; $673,210 related to the acquisition of I.T. Cruise and GalaxSea; $155,485 for the stock purchase note on the Gold Rush acquisition; and $63,574 in equipment leases and other notes. All pre-Merger liabilities of WNGC have been satisfied.

In July 1993, OM Investors, Inc. committed to loan $1,450,000 to the Curray Corporation (Curray) for the construction of the Pelican Palace truck stop and video poker facility in Toomey, Louisiana. Construction was commenced in 1993 and substantially completed in June 1994. The $1,450,000 loan was evidenced by a promissory note payable to the Company which was paid-in-full as of May 31, 1996. Under the Operating and Financing Agreement with Curray, 70% of the net income from the operation of the facility was dedicated to the repayment of the note. Now that the note receivable from Curray is paid-in-full, net income will be split 50% to the Company and 50% to Curray.

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

The Company has the option to purchase NOVP's 50% share of the cash flow for the remaining balance on the notes to NOVP principals (approximately $520,420 at June 30, 1997); which are reduced on a monthly basis from cash flow distributions. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.

In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that the first 24 months after the commencement of video poker operations that the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional Rent would be 10% of Net Revenue. The Company is planning to build and operate a video poker casino, restaurant, truck stop and convenience store on the property. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary River Port Truck Stop, Inc., began operations. The Company is currently in the facility design process, and once this phase is complete, applications to secure the proper permits will be made. Construction is expected to be completed by the end of the first quarter of 1998.

At June 30, 1997, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,434,867. At June 30, 1997 equipment (net) resulting from the Company's acquisition of I.T. Cruise and GalaxSea, totaled $41,018, up from the 1996's year end of $5,605 due to the opening of GalaxSea's offices in Coral Springs, Florida. The Company had paid-in-full the remaining balance on all notes to video poker equipment manufacturers.

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

Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1996 and 1997. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

During the first six months of 1997 the Company was subjected to regulatory
compliance issues which were enforced by the Louisiana State Police.   On
February 1, 1997 the Company was ordered to reduce its complement of video poker devices from 50 to 40 at the Diamond Jubilee for failure to meet minimum fuel requirements to maintain 50 video poker devices. On May 28, 1997 the Louisiana State Police suspended the license to operate video poker machines (16) at
Stelly's  for failure to meet minimum fuel requirements.     During the month of
July 1997 the Louisiana State Police closed two of the Company's route locations (a loss of 6 devices) as a result of the establishment owners failing to renew their video poker establishment license.

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

RESULTS OF OPERATIONS

NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1997
Company operations resulted in net income before income taxes of $399,076 for the six months ended June 30, 1997, an increase of $11,418 or 3% from 1996's
$387,658.   Fifty percent of the operating profit generated at the Pelican
Palace is now recorded as income to the Company. Through May of 1996 the Company recorded the 70% revenue interest it received in the Pelican Palace as a repayment of a note receivable, which was satisfied at that time. The note receivable was reduced by $146,971 in the first quarter of 1996 and $236,616 for the year ended December 31, 1996. Effective June 1, 1996 the Company began recording income from GalaxSea and I.T. Cruise marketing operations. The Company also began recording additional video poker income as of July 1, 1996 from the Diamond Jubilee. On June 1, 1997 the Company began recording retail revenues as a result of operating the River Port Truck Stop in Port Allen, LA. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $899,550 for the six months ended June 30, 1997, up 3% from 1996's $871,734.


REVENUES TOTALED $11,707,427 THROUGH JUNE 30, 1997 COMPARED TO $8,859,732 FOR 1996, UP 32%.

VIDEO POKER revenues totaled $7,626,278 through June 30, 1997, up $1,572,807, or 26% from 1996's $6,053,471. Growth in revenue was mainly due to the Diamond Jubilee's contribution of $1,251,073. An increased revenue was also attained by the Gold Rush - $204,412; Stelly's Southern Gold - $183,853; the Pelican Palace - $116,931; and King's Lucky Lady - $16,126. Heavy competitive pressure continued on the Lucky Longhorn, as the result of an additional riverboat on Lake Charles. The Lucky Longhorn posted a decline in revenue of $142,504 for the six months ended June 30, 1997. Route Operations revenue decreased $33,704, resulting from competition and a reduction in the number of video poker devices.

Video Poker revenue production by location for the six months ended June 30, 1997 and 1996 respectively, was as follows: Lucky Longhorn, Vinton, LA - $1,766,577 in 1997 and $1,909,081 in 1996, down 7%; Gold Rush - Opelousas, LA,
$1,541,737 in 1997 and $1,337,325 in 1996, up 15%;   Pelican Palace, Toomey, LA
- $1,523,416 in 1997 and $1,406,485 in 1996, up 8%;  King's Lucky Lady, Porte
Barre, LA -  $1,152,014 in 1997 and $1,154,420 in 1996, down .2%;   Route
Operations - South, LA - $207,608 in 1997 and $241,312 in 1996, down 14%;
Stelly's Southern Gold -LeBeau, LA - $183,853 in 1997 and $4,849 in 1996 due to discontinued operations from January 4, 1996 until November 22, 1996 (on May 28, 1997 all machines were removed from stelly's, as noted above). The Diamond Jubilee contributed $1,251,073 in video poker revenues for the six months ended June 30, 1997.

RETAIL revenues from fuel and convenience store, and food and beverage operations amounted to $3,327,010 in 1997 compared to 1996's $2,747,286, an increase of 21%. Fuel and convenience store sales amounted to $2,565,012 compared to $2,083,966 in 1996, up 23%. Higher fuel sales for 1997, amounting to $2,157,070, were up 23% from 1996's $1,747,811 constituting 64.8% of the
Company's retail sales, compared to 1996's contribution of 63.6% of the
Company's retail sales.   Convenience store retail sales amounted to $407,972,
and were up 21% for the first six months of 1997 compared to 1996's $336,155. Growth of 25% occurred at the Gold Rush, which reported $1,468,611 in revenue for the first six months of 1997 compared to 1996's $1,179,083; and King's generated $1,034,000, up 14% from 1996's $904,916. The River Port Truck Stop posted sales of $62,401 for the month of June 1997. Food and beverage sales increased 15% to $761,998 compared to $663,287 in 1996. Food and beverage for each location was as follows: King's $406,496 in 1997 compared to 1996's $380,919; Pelican Palace - $119,289 in 1997 versus $108,221 in 1996; Gold Rush
- $198,637 in 1997 compared to $174,147 in 1996; and the Diamond Jubilee produced $37,576 for the first six months of 1997.

CRUISE REVENUES for the six months ended June 30, 1997 totaled $754,140. This amount represents an accrual of $152,105 for overrides and commissions on cruise sales volume resulting from I.T. Cruise's contracts with International; and the accrual of GalaxSea's franchise system revenues, comprised of $118,030 in overrides and commissions, $87,450 in monthly license fees, franchise sales fees of $2,650, marketing fees totaling $383,162 and convention and training fees of $10,743.

CASINO AND TRUCK STOP OPERATIONS
THE GOLD RUSH generated average daily revenue per device (50 devices) of $170 through June 30, 1997 compared to $147 for the first six months of 1996. The Gold Rush's operating profit for the first half of 1997 was approximately $574,779, up 15%, representing 64% of the Company's EBITDA. This compares to 1996's operating profit of $499,722 which represented 57% of the Company's EBITDA for the first six months of 1996.

THE LUCKY LONGHORN generated average daily revenue per device (50 devices) of $195 through June 30, 1997 compared to 1996's $210. During the month of January 1997 operations were suspended for 3 days due to an ice storm. The Lucky Longhorn has eighteen competitors in its market area, including four river boats, one of which was added in 1996. Also affecting the local market, is the Las Vegas style Native American casino, which opened during 1994, and then almost doubled its gaming capacity during the third quarter of 1995. In the first six months of 1997, the Longhorn's operating profit was approximately $342,168, down 8%, representing 38% of the Company's EBITDA. This compares to operating profit for the first six months of 1996 of approximately $370,511, or 43% of the Company's EBITDA.

KING'S LUCKY LADY generated average daily revenue per device (50 devices) of $127 through June 30, 1997 compared to 1996's $127. King's Lucky Lady's operating profit was approximately $244,477, up 5%, representing 27% of the Company's EBITDA. This compares to operating profit for 1996 of approximately $233,740, or 27% of the Company's EBITDA. As noted above, Operator has received notice from the landlord that the lease for King's Lucky Lady is terminated, but Operator has retained legal counsel to seek the courts protection and judgement on this matter, and has commenced litigation to attempt to retain the lease for the renewal period. There is the possibility that such lease will be lost for failure to negotiate terms agreeable to both parties.

THE PELICAN PALACE generated average daily revenue per device (50 devices) of $168 through June 30, 1997 compared to 1996's $155. During the month of January 1997 operations were suspended for 3 days due to an ice storm. The Pelican was subject to the same competitive pressures as the Longhorn during 1996. In 1997, the Company's share of the operating profit from the Pelican was approximately $299,571 compared to 1995's $117,517, an increase of 155%; this represents 33% versus 13% in 1996 of the Company's EBITDA.

THE DIAMOND JUBILEE generated average daily revenue per device (on an average of 41.7 devices) of $166 through June 30, 1997. Operating profit was approximately $78,505, representing 9% of the Company's EBITDA. This operating profit represents the Company's 50% share of the net cash flow generated by the Diamond Jubilee. The Diamond Jubilee did not have sufficient fuel sales necessary to operate 50 video poker devices under Louisiana regulations, and as of February 1, 1997 the Company was required to remove 10 devices from operations until increased fuel sales are maintained. The Company has implemented promotional programs to stimulate fuel sales, resulting in an increase of 22% over the first quarter to an average of 93,000 gallons per month for the second quarter (100,000 gallons per month is necessary for 50 devices). In order to increase fuel sales substantially, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and the landlord to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel sales will increase to a level to allow reinstallation of the 10 devices.

STELLY'S SOUTHERN GOLD generated average daily revenue per device (16 devices) of $78 through May 28, 1997. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility until increased fuel sales are maintained. Operating profit recorded through June 30, 1997 was approximately $10,347, representing 1% of the Company's EBITDA; this compares to a loss in 1996 of $20,249. As previously reported, operations were suspended on January 4, 1996 as a result of the truck parking and compliance issue and subsequently re-opened on November 22, 1996.

ROUTE OPERATIONS posted operating profit for the six months ended June 30, 1997 of $30,058, a decrease of 13% from 1996's $34,667; this represents 3% and 4%, respectively, of the Company's EBITDA. At June 30, 1997, the Company had 22 devices operating within 10 locations; the Company had 34 devices operating within 15 locations during the first six months of 1996. During the month of July 1997 the Louisiana State Police closed two of the Company's route locations (a loss of 6 devices) as a result of the establishment owners failing to renew their video poker establishment license.

CRUISE OPERATIONS
The Company recorded revenue from cruise marketing operations for the six months ended June 30, 1997 totaling $754,140, resulting in an operating loss of $29,700. GalaxSea's revenues amounted to $602,034, with an operating loss of approximately $159,878; revenues recorded for I.T. Cruise were $152,105, with an operating profit of approximately $130,178.


EXPENSES TOTALED $11,354,460 THROUGH JUNE 30, 1997 COMPARED TO $8,562,110 FOR 1996, UP 33%.

VIDEO POKER operations recorded a direct cost of revenue amounting to $4,421,678 for the first six months of 1997 compared to $3,473,866 in 1996, an increase of 27%. This includes fees paid to the State of Louisiana of $2,598,051 (34.1% of video poker revenue) in 1997 and $2,060,860 (34.0% of video poker revenue) in 1996, and profit sharing payments as defined in operating and management contracts of $1,823,628 (23.9% of video poker revenue) in 1997 and $1,413,006 (23.3% of video poker revenue) in 1996.

RETAIL operations posted a cost of revenue related to fuel, convenience store, food and beverage operations totaling $2,767,583 (83.2% of truck stop and convenience store sales) for the first six months of 1997, compared to
$2,272,215 (82.7% of truck stop and convenience store sales) for 1996.   Fuel
sales for 1997 were up 23%, with a gross margin of 5.4%, compared to 1996's 3.4%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first six months of 1997, to increase or maintain the level of fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. Convenience store retail sales were up 21% for the first six months of 1997 with the cost of sales being 87.0% compared to 82.7% in 1996. Food and beverage operations recorded a combined cost of sales margin of 48.9%, compared to 46.1% in 1996, on a 15% increase in sales. Restaurant promotions designed to
increase fuel sales contributed to this decline in profit margin.   The need to
remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops also require the Company to operate three low volume 50 seat restaurants on a 24 hour basis in order to operate 19 or more video poker machines.

CRUISE operations recorded a direct cost of revenue amounting to $398,241 for the first six months of 1996. This was comprised of marketing, training and promotional expenses totaling $368,918 and royalty fees of $29,313.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $3,266,484 for the six months ended June 30, 1997 increased 40%, compared to $2,328,458 in 1996, representing 27.9% and 26.3% of total revenue for 1997 and 1996, respectively.

DEPRECIATION AND AMORTIZATION amounted to $326,392 for the first six months of 1997 compared to $342,943 in 1996. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, as a result of the 1996 year end audit, amortization was reduced by $90,000 from the 1996 and 1995 levels as reported for the first six months for these prior years. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill totaling $142,537 for
the first six months of 1997.   Interest expense amounted to $174,082 for the
first six months of 1997 and $141,133 in 1996. Other revenue and expense (net) was $46,109 in 1997, compared to $90,036 in 1996.


COMPARISON OF 1997 TO 1996

VIDEO POKER revenues increased from $7,626,277 in 1996 to $6,053,471 in 1997, up $1,572,806 or 26%, due mainly from the sub-lease agreement on the Diamond Jubilee and the re-opening of Stelly's Southern Gold, which generated incremental revenue of $1,251,073 and $179,004 respectively (until Stelly's was closed again on May 28, 1997).

RETAIL revenues from fuel and convenience store, food and beverage operations amounted to $3,327,010 in 1997 compared to 1996's $2,747,286, an increase of 21%. Growth in retail sales came from the Gold Rush - $314,018, up 23%: King's
- $154,594, up 12%; the River Port convenience store - $62,401; and the Diamond Jubilee beverage sales - $37,576. The cost of revenue related to fuel, convenience store, food and beverage operations increased $495,373, or 22% from $2,272,210 in 1996 to $2,767,583 in 1997. A contributing factor to this decline in profit margin was promotional pricing to retain trucker fuel purchases.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES were $3,266,484 in 1997 and $2,328,458 for 1996, an increase of $938,026, or 40%. This overall increase resulted predominately from new operations: Cruise Operations $385,598;

the Diamond Jubilee added operating expenses totaling $287,449; Stelly's reopening added $45,704; and River Port added $9,193 to operating expenses for the first six months of 1997. Professional Services, which include legal, accounting and consulting fees increased $197,518 over 1996. All other operating expenses (net) were up $12,564, or .5%. The increase in the Federal Minimum Wage from $4.35 per hour to $4.75 per hour went into effect on October 1, 1996.

DEPRECIATION AND AMORTIZATION amounted to $326,392 for the first six months of 1997 compared to $342,943 in 1996, a decrease of $16,551, or 5%. Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $149,655 in
1997 compared to $192,315 for 1996.   Depreciation and amortization on
corporate, truck stop and convenience store operations totaled $34,200 in 1997 and $150,628 for 1996. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, amortization was reduced by $90,000 from 1996. The merger of GalaxSea and I.T. Cruise resulted in the amortization
of goodwill and depreciation totaling $142,537 in 1997.   Interest expense was
$174,082 in 1997 and $141,137 for 1996, an increase of $32,945, or 23%, which was due to the note to International and the subordinated debentures resulting from the purchase of GalaxSea and I.T. Cruise. Other revenue and expense (net) of $46,109 in 1997 compares to $90,036 for 1996.


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

T.B. Guillory et al versus North American Gaming and Entertainment Corporation and O.M. Operating, LLC, 27th Judicial District Court, St. Landry Parish,
Louisiana:   The preliminary question to be decided by the court is whether the option to renew the term of the contract of lease on Kings 190 Truck Stop is in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option is assailed on grounds that the alleged failure of the option to stipulate a price renders it invalid. The result of such invalidity would be that the contract of lease would terminate on April 30, 1997, the last day of the primary term. The Company and Operator appeared in court on July 31, 1997 for a hearing on this matter and the judge ordered a continuance as the landlord's attorney was not prepared to go on with the trial. The landlord's attorney is expected to redraft his client's pleadings on the matter and a new court date will be established. There can be no assurance that Operator will prevail. Operator has been ordered by the court to escrow 50% of monthly operating profit generated by the facility; this amounted to $22,700 for May 1997 and $15,840 for June 1997. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.



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

                                    ------

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


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


                                    By:
                                        -----------------------------------
                                         /s/ George J. Akmon

                                         Executive Vice-President &
                                         Chief Financial Officer (Principal
                                         Financial and Chief Accounting
                                         Officer)



Date:   August 12, 1997