Form 10QSB
period 1997-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1997-11-13
CIK 29952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                     75-2571032
              --------                                   --------------
(State of incorporation or organization)                  (IRS Employer
                                                       Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas                    75240
 (Address of principal executive offices)                --------------
                                                           (Zip Code)

Issuer's telephone number, including area code           (972) 671-1133
                                                         --------------
   777 East 15th Street, Plano, Texas 75074
(Former address of principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes xx No
                                                  --    --

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 1997: 20,093,347
                     ----------

Transitional Small Business Disclosure Format (Check One):     Yes   No xx
                                                                  --    --

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                            30-SEPT.-97          31-DEC-96
                                                                            ------------        ------------
ASSETS                                                                       UNAUDITED
------
CURRENT ASSETS:
  Cash                                                                      $   482,251         $   364,965
  Restricted cash                                                               183,961             183,529
  Accounts receivable                                                           364,108             291,597
  Inventories, at cost                                                          162,401              81,557
  Prepaid Expenses                                                               99,660              99,328
  Notes receivable - current                                                     41,198             135,824
  Current deferred tax asset                                                     19,030              19,030
                                                                            -----------         -----------
     TOTAL CURRENT ASSETS                                                     1,352,609           1,175,830
                                                                            -----------         -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                       1,393,574           1,492,255
                                                                            -----------         -----------

OTHER ASSETS:
  Deposits                                                                       96,223              76,488
  Long-term deferred tax asset                                                  523,491             539,448
  Revenue interest rights                                                       248,233             286,753
  Trade name, contract rights and organizational costs, net of
    accumulated amortization                                                    194,510             258,583
  Goodwill and merger costs                                                   1,047,037           1,183,607
  Notes Receivable-long-term                                                     49,173              49,173
                                                                            -----------         -----------
                                                                              2,158,667           2,394,052
                                                                            -----------         -----------
     TOTAL ASSETS                                                           $ 4,904,850         $ 5,062,137
                                                                            ===========         ===========

LIABILITY AND STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                    1,274,591           1,005,349
  Notes payable - current                                                     1,354,623           1,385,597
  Income Taxes Payable                                                           29,517              32,017
  Preferred stock dividends payable                                             780,000             780,000
                                                                            -----------         -----------
     TOTAL CURRENT LIABILITIES                                                3,438,731           3,202,963

NOTES PAYABLE-LONG-TERM                                                         730,790             898,756

NOTES PAYABLE TO CERTAIN STOCKHOLDERS-LONG-TERM                               1,400,156           1,757,706
                                                                            -----------         -----------

     TOTAL LIABILITIES                                                        5,569,677           5,859,425

STOCKHOLDERS' EQUITY:
 Class A preferred stock,$3.00 par value, 10% annual cumulative dividend
   1,600,000 shares authorized, 1,287,000 and 1,287,000 shares issued,
   at September 30, 1997 and December 31, 1996                                3,861,000           3,861,000
 Preferred stock, $.01 par value, 10,000,000 shares authorized 8,000,000
   series "B" issued at September 30, 1997 and December 31, 1996.                80,000              80,000
 Common stock, $.01 par value, 25,000,000 shares authorized, 20,093,347
   shares issued at September  30, 1997 and December 31, 1996                   200,935             200,935
Additional paid-in-capital (deficit)                                         (3,248,576)         (3,257,090)
Retained earnings (deficit)                                                  (1,558,186)         (1,682,133)
                                                                            -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY                                                (664,827)           (797,288)
                                                                            -----------         -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 4,904,850         $ 5,062,137
                                                                            ===========         ===========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                         QUARTER ENDED            NINE MONTHS ENDED
                                                 30-SEPT.-97    30-SEPT.-96   30-SEPT.-97   30-SEPT.-96
                                                --------------  ------------  ------------  ------------
REVENUE:
 Video Poker Revenue                               $3,575,643   $ 3,463,115   $11,201,920    $9,516,586
 Truck Stop and Convenience Store                   2,043,576     1,600,192     5,370,586     4,347,478
 Cruise Revenue                                       339,043       249,897     1,093,183       308,872
                                                   ----------   -----------   -----------    ----------
                                                    5,958,262     5,313,204    17,665,689    14,172,936
                                                   ----------   -----------   -----------   -----------

COST AND EXPENSES:
 Cost of Revenues                                   3,888,136     3,311,506    11,475,638     9,061,082
 General and Administrative Expenses                1,826,740     1,525,411     5,093,224     3,853,869
 Interest Expense                                     103,158       103,613       277,240       244,746
 Depreciation and Amortization                        198,191       285,108       524,583       628,051
                                                   ----------   -----------   -----------    ----------
                                                    6,016,225     5,225,638    17,370,685    13,787,748
                                                   ----------   -----------   -----------   -----------

OPERATING INCOME (LOSS)                               (57,963)       87,566       295,004       385,188
                                                   ----------   -----------   -----------    ----------

OTHER REVENUE (EXPENSE), NET                          (13,392)       32,635        32,717       122,671
                                                   ----------   -----------   -----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES              (71,355)      120,201       327,721       507,859

PROVISION FOR INCOME TAXES                            (57,772)      (25,000)     (203,772)     (104,000)
                                                   ----------   -----------   -----------    ----------

NET INCOME (LOSS)                                    (129,127)       95,201       123,949       403,859

LESS: Preferred Stock Dividends                             -             -             -      (200,000)
                                                   ----------   -----------   -----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $ (129,127)  $    95,201   $   123,949    $  203,859
                                                   ==========   ===========   ===========    ==========

EARNINGS PER SHARE                                    $( 0.01)        $0.01         $0.01         $0.01
                                                   ==========   ===========   ===========    ==========


    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                   30-SEPT.-97   30-SEPT.-96
                                                                   ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                           $ 123,949   $   403,859

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                          524,583       628,051

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                            ( 72,511)       12,331
(Increase) decrease in inventories                                    ( 80,844)      (18,682)
(Increase) decrease in prepaid expenses                               (    332)      (43,952)
(Increase) decrease in deposits                                        (19,735)      (24,693)
Increase (decrease) in accounts payable and accrued liabilities        269,242        34,916
                                                                     ---------   -----------

Net cash provided (used) by operating activities                       744,352       991,830
                                                                     ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, intangibles:
    North American/OM Operating, LLC-equipment                        (173,284)       88,552
    New Orleans Video Poker-equipment                                        -      (121,003)
    GalaxSea/I.T. Cruise, Inc. - acquisition                                 -    (2,096,188)


Proceeds to borrowers                                                 (  1,876)     (260,351)
Repayment by borrowers                                                  96,502       334,369
                                                                     ---------   -----------

Net cash provided (used) by investing activities                       (78,658)   (2,054,621)
                                                                     ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                     -        49,341
Issuance of preferred stock                                                  -       100,000
Redemption of preferred stock                                                -      (939,000)
Additional paid-in-capital                                               8,514       378,596
Increase (decrease) in notes payable                                  (547,976)    1,571,394
                                                                     ---------   -----------

Net cash provided (used) by financing activities                      (547,976)    1,160,331
                                                                     ---------   -----------

NET INCREASE (DECREASE) IN CASH                                        117,718        97,540

CASH - beginning of period                                             548,494       696,119
                                                                     ---------   -----------

CASH - ending of period                                              $ 666,212   $   793,659
                                                                     =========   ===========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                          SEPTEMBER 30, 1997 AND 1996
                          ---------------------------


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

NOTE 2. ACQUISITION OF ASSETS
-----------------------------

In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional
Rent would be 10% of Net Revenue.   The Company is planning to build and operate
a video poker casino, restaurant, truck stop and convenience store on the property. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary River Port Truck Stop, Inc., began operations. The Company is currently in the facility design process, and once this phase is complete, applications to secure the proper permits will be made. Construction is expected to be completed by the end of the second quarter of 1998.

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

NOTE 3. PRESENT CASH SHORTFALL
------------------------------

As of October 1, 1997, the Company was ten principal payments in arrears, at regular principal and interest payments of $50,000 per month (a total of $381,900 in principal is past due; interest has been brought current as of September 30, 1997), in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,157,260 at September 30, 1997, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables which are required to be paid. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $45,633 at October 1, 1997, require aggregate payments of principal and interest of $11,250 per month (five months payments, for a total of $56,250, have not been paid pursuant to the subordinated debenture), and are expressly made subordinate to the International note as well as other senior debt of the Company. See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources - Present Cash Shortfall."

NOTE 4. LEASE TERMINATION
-------------------------

The Company through its consolidated subsidiary, OM Operating, L.L.C., has a lease for an initial term of five years (commencing May 1, 1992) on King's Lucky Lady truck stop in Port Barre, Louisiana. OM Operating L.L.C. ("Operator") has the option to renew the lease for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties have thus far been unable to negotiate an acceptable renewal percentage rental and the landlord has delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer has any right to operate the video poker casino after such date. Operator has retained legal counsel and commenced litigation to attempt to retain the lease for the renewal period. The Company and Operator appeared in court on July 31, 1997 for a hearing on this matter and the judge ordered a continuance as the landlord's attorney was not prepared to go on with the trial. The landlord's attorney has redrafted his client's pleadings on the matter to also allege that the Company is in default under the contract of lease and a new court date has been set for December 8, 1997. There can be no assurance that Operator will prevail.

Operator has been ordered by the court to escrow 50% of monthly operating profit generated by the facility; $93,895 has been placed in escrow for the period of May 1997 through September 1997. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

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

NOTE 6. COMPREHENSIVE INCOME
----------------------------

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 will be effective for 1998. Adoption of this standard is not expected to have an effect on the Company's financial statements, financial position or results of operations.



                    THIS SPACE WAS INTENTIONALLY LEFT BLANK

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

PRESENT CASH SHORTFALL. As of October 1, 1997, the Company was ten principal payments in arrears (a total of $381,900 in principal is past due; interest has been brought current as of September 30, 1997) to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,157,260 at September 30, 1997 and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables which are required to be paid.

The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $381,900 accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1998 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1998, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $45,633 at October 1, 1997, require aggregate payments of principal and interest of $11,250 per month (five months in payments for a total of $56,250, have not been paid pursuant to the subordinated debentures), and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1997. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino, any required restructuring of the Company's revenue and profits interests in OM Operating, L.L.C. (see page 9 paragraph #2), and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the end of the first quarter of 1998, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

OM Operating, L.L.C. has a lease for an initial term of five years (commencing May 1, 1992) on King's Lucky Lady truck stop in Port Barre, Louisiana. OM Operating L.L.C. ("Operator") has the option to renew the lease for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties have thus far been unable to negotiate an acceptable renewal percentage rental and the landlord has delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer has any right to operate the video poker casino after such date. Operator has retained legal counsel and commenced litigation to attempt to retain the lease for the renewal period. The Company and Operator appeared in court on July 31, 1997 for a hearing on this matter and the judge ordered a continuance as the landlord's attorney was not prepared to go on with the trial. The landlord's attorney has redrafted his client's pleadings on the matter to also allege that the Company is in default under the contract of lease and a new court date has been set for December 8, 1997. There can be no assurance that Operator will prevail. Operator has been ordered by the court to escrow 50% of monthly operating profit generated by the facility; $93,895 has been placed in escrow for the period of May 1997 through September 1997. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

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

The structure of Operator and the various interests (including revenue and profits interests - see page 8 paragraph #2) of the Company in Operator are being reviewed by the Louisiana Gaming Control Board. Any adverse ruling by the Louisiana Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in material adverse changes in Operator's structure, but it cannot predict the results of the review until the review is completed.

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

GENERAL CONDITION. The Company ended the third quarter of fiscal 1997 with $666,212 in cash and other current assets amounting to $686,397, including accounts receivable of $364,108, inventories and prepaid expenses of $262,861, current notes receivable of $41,198 and a current deferred tax asset of $19,030. The Company's total liabilities were $5,569,677 at September 30,1997, including accounts payable and accrued liabilities of $1,274,591, current notes payable of $1,354,623, long-term notes payable of $2,130,946 and preferred stock dividends payable of $780,000. The Company's liabilities decreased $289,748 from $5,859,425 at December 31, 1996 to $5,569,677 at September 30, 1997. This
decrease was comprised of an increase in accounts payable and accrued liabilities of $269,242, reductions in liabilities on long and short-term debt to banks and equipment manufacturers totaling $182,861, payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $248,364, note reductions related to the acquisition of I.T. Cruise and GalaxSea of $41,959, payments on promissory notes payable to Class A Preferred shareholders of $16,928 and final payments totaling $68,878 on pre-merger liabilities of Western Natural Gas Company ("WNGC").

Accounts payable and accrued liabilities of $1,274,591 included $707,396 in trade payables, state franchise taxes of $181,560, casino distributions of $185,583, payroll and payroll taxes of $134,911 and accrued interest of $65,142.

The current portion of other notes payable totaling $1,354,623 includes $515,249 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $355,567; $207,381 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $203,762 payable to Class A preferred shareholders; and $72,664 in equipment leases and other notes.

Long-term debt of $2,130,946 includes $671,454 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders;$642,011 related to the acquisition of I.T. Cruise and GalaxSea; $65,561 for the stock purchase note on the Gold Rush acquisition; and $59,336 in equipment leases and other notes.
All pre-merger liabilities of WNGC have been satisfied. In July 1993, OM Investors, Inc. committed to loan $1,450,000 to the Curray Corporation (Curray) for the construction of the Pelican Palace truck stop and video poker facility in Toomey, Louisiana. Construction was commenced in 1993 and substantially completed in June 1994. The $1,450,000 loan was evidenced by a promissory note payable to the Company which was paid-in-full as of May 31, 1996. Under the Operating and Financing Agreement with Curray, 70% of the net income from the operation of the facility was dedicated to the repayment of the note. Now that the note receivable from Curray is paid-in-full, net income will be split 50% to the Company and 50% to Curray.

Effective July 1, 1996 the Company entered into a sublease agreement with New Orleans Video Poker, Inc. ("NOVP") to sublease and manage The Diamond Jubilee video poker casino and truck stop in New Orleans, Louisiana. This sublease provides for a 50/50 split between the Company and NOVP of the net cash flow generated by the Diamond Jubilee. The sublease further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of NOVP, as the purchase price for 50 video poker devices and an automated teller machine. The Company has the option to purchase NOVP's 50% share of the cash flow for the remaining balance on the notes to NOVP principals (approximately $511,349 at September 30, 1997); which are reduced on a monthly basis from cash flow distributions. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.

In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations the Additional Rent would be 10% of Net Revenue. The Company is planning to build and operate a video poker casino, restaurant, truck stop and convenience store on the property. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary River Port Truck Stop, Inc., began operations. The Company is currently in the facility design process, and once this phase is complete, applications to secure the proper permits will be made. Construction is expected to be completed by the end of the second quarter of 1998.

At September 30, 1997, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,393,574. At September 30, 1997 equipment (net) resulting from the Company's acquisition of I.T. Cruise and GalaxSea, totaled $51,392, up from the 1996's year end of $5,605 due to the opening of GalaxSea's offices in Coral Springs, Florida. The Company paid-in-full the remaining balance on all notes to video poker equipment manufacturers.

Effective June 10, 1996, the Company acquired GalaxSea and I.T. Cruise, companies engaged in the cruise travel industry. Cruise revenue as reported is presented on an accrual basis, and is estimated based on the receipt of quarterly cash payments of previous year's actual revenue; adjusted for seasonal variations. Cruise revenue is comprised of overrides and commissions on cruise sales generated by I.T. Cruise from the International network and GalaxSea's franchise system. The Cruise lines make payments of overrides and commissions on a quarterly basis which are received 30-45 days following the end of each quarter. Bonus overrides and commissions are paid by the cruise lines on an annual basis, which are received 30-45 days into the next calendar year. GalaxSea franchisees are billed monthly for license fees.

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

During the first nine months of 1997 the Company was subjected to regulatory
compliance issues which were enforced by the Louisiana State Police.   On
February 1, 1997 the Company was ordered to reduce its complement of video poker devices from 50 to 40 at the Diamond Jubilee for failure to meet minimum fuel
requirements to maintain 50 video poker devices.   During the third quarter of
1997 the Diamond Jubilee exceeded the minimum fuel requirements (an average of 100,000 gallons per month), but increased competition has affected the start of the fourth quarter yielding less than the required minimum for October of 1997, so the Company continues to operate only 40 devices at the Diamond Jubilee. On May 28, 1997 the Louisiana State Police suspended the license to operate video poker machines (16) at Stelly's for failure to meet minimum fuel requirements. During the month of July 1997 the Louisiana State Police closed two of the Company's route locations (a loss of 6 devices) as a result of the establishment owners failing to renew their video poker establishment license.

The Internal Revenue Service has notified the Company that it does not believe the net operating loss carryforward being deducted by the Company for calculating taxable income is available to the Company in the manner utilized. The Company disagrees, but if the Internal Revenue Service does not change its position and the Company elects not to challenge such position, or loses any challenge which it decides to undertake, the Company will owe taxes for prior years of approximately $246,000 (before interest and penalty, if applicable) and will pay approximately $110,500 more in taxes during 1997 than previously anticipated, which will further exacerbate the Company's cash flow shortfall.

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

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 will be effective for 1998. Adoption of this standard is not expected to have an effect on the Company's financial statements, financial position or results of operations.



                    THIS WAS SPACE INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Company operations resulted in net income before income taxes of $327,721 for the nine months ended September 30, 1997, a decrease of $180,138 or 35% from
1996's $507,859.   Fifty percent of the operating profit generated at the
Pelican Palace is now recorded as income to the Company. Through May of 1996 the Company recorded the 70% revenue interest it received in the Pelican Palace as a repayment of a note receivable, which was satisfied at that time. The note receivable was reduced by $146,971 in the first quarter of 1996 and $236,616 for the year ended December 31, 1996. Effective June 1, 1996 the Company began recording income from GalaxSea and I.T. Cruise marketing operations. The Company also began recording additional video poker income as of July 1, 1996 from the Diamond Jubilee. On June 1, 1997 the Company began recording retail revenues as a result of operating the River Port Truck Stop in Port Allen, LA. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $1,129,544 for the nine months ended September 30, 1997, down $251,299, or 18% from 1996's $1,380,843.

REVENUES TOTALED $17,665,689 THROUGH SEPTEMBER 30, 1997 COMPARED TO $14,172,936 FOR 1996, UP 20%.

VIDEO POKER revenues totaled $11,201,920 through September 30, 1997, up $1,685,335, or 18% from 1996's $9,516,585. Growth in revenue was mainly due to the Diamond Jubilee's contribution of $1,790,357, up $1,210,843 over 1996's $579,514. An increase in revenue was also attained by the Gold Rush - $276,478;
the Pelican Palace - $265,155;   and Stelly's Southern Gold - $179,004.  Heavy
competitive pressure continued on the Lucky Longhorn, as the result of an additional riverboat on Lake Charles and the raising of the legal drinking age from 18 to 21 years of age statewide which particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. The Lucky Longhorn posted a decline in revenue of $147,847 for the nine months ended September 30, 1997. Route Operations revenue decreased $55,943, resulting from competition and a reduction in the number of video poker
devices.   King's video poker revenue declined $42,355 from 1996 to 1997.

Video Poker revenue production by location for the nine months ended September 30, 1997 and 1996 respectively, was as follows: Lucky Longhorn, Vinton, LA - $2,613,449 in 1997 and $2,761,296 in 1996, down 5%; Gold Rush, Opelousas, LA,
$2,298,067 in 1997 and $2,021,589 in 1996, up  14%;   Pelican Palace, Toomey, LA
- $2,319,581 in 1997 and $2,054,426 in 1996, up 13%;  King's Lucky Lady, Porte
Barre, LA - $1,715,548 in 1997 and $1,757,903 in 1996, down 2%;   Route
Operations - South, LA - $281,067 in 1997 and $337,009  in 1996, down 17%;
Stelly's Southern Gold - LeBeau, LA - $183,853 in 1997 and $4,849 in 1996 due to discontinued operations from January 4, 1996 until November 22, 1996 (on May 28, 1997 all machines were removed from Stelly's, as noted above). The Diamond Jubilee contributed $1,790,357 in video poker revenues for the nine months ended September 30, 1997; the Company began operations at this property on July 1, 1996 and recorded revenue in 1996 of $579,514 for the three month period ended September 30, 1996.

RETAIL revenues from fuel and convenience store, and food and beverage operations amounted to $5,370,585 in 1997 compared to 1996's $4,347,405, an increase of 24%. Fuel and convenience store sales amounted to $4,208,143 compared to $3,289,408 in 1996, up 28%. Higher fuel sales for 1997, amounting to $3,503,689, were up 27% from 1996's $2,754,591, constituting 65.2% of the
Company's retail sales, compared to 1996's contribution of 63.4% of the
Company's retail sales.   Convenience store retail sales amounted to $704,454,
and were up 32% for the first nine months of 1997 compared to 1996's $534,817. Growth in convenience store sales of 24% occurred at the Gold Rush, which reported $2,332,345 in revenue for the first nine months of 1997 compared to 1996's $1,884,353; and King's generated $1,602,392, up 14% from 1996's
$1,405,055. The River Port Truck Stop posted sales of $273,406 for the months of June through September of 1997. Food and beverage sales increased 10% to $1,162,442 compared to $1,057,997 in 1996. Food and beverage for each location was as follows: King's $609,307 in 1997 compared to 1996's $589,915; Pelican Palace - $192,241 in 1997 versus $175,075 in 1996; Gold Rush - $307,573 in 1997 compared to $272,424 in 1996; and the Diamond Jubilee produced $53,321 for the first nine months of 1997, compared to $20,583 for three months in 1996.

CRUISE REVENUES for the nine months ended September 30, 1997 totaled $1,093,183, compared to $308,872 for four months of 1996. This amount represents $212,105 for overrides and commissions on cruise sales volume resulting from I.T. Cruise's contracts with International; and GalaxSea's franchise system revenues, comprised of $165,283 in overrides and commissions, $120,098 in monthly license fees, franchise sales fees of $3,150, marketing fees totaling $582,588 and convention and training fees of $9,959.

CASINO AND TRUCK STOP OPERATIONS

THE GOLD RUSH generated average daily revenue per device (50 devices) of $168 through September 30, 1997 compared to $148 for the first nine months of 1996. The Gold Rush's operating profit for the first half of 1997 was approximately $898,458, up 22%, compared to 1996's operating profit of $734,443.

THE LUCKY LONGHORN generated average daily revenue per device (50 devices) of
$191 through September 30, 1997 compared to 1996's $202.   During the month of
January 1997, operations were suspended for 3 days due to an ice storm. The Lucky Longhorn has eighteen competitors in its market area, including four river boats, one of which was added in 1996. Also affecting the local market, is the Las Vegas style Native American casino, which opened during 1994, and then almost doubled its gaming capacity during the third quarter of 1995. The raising of the legal drinking age statewide from 18 to 21 years of age particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. In the first nine months of 1997, the Lucky Longhorn's operating profit was approximately $478,622, down 12%, compared to operating profit for the first nine months of 1996 of approximately $540,578.

KING'S LUCKY LADY generated average daily revenue per device (50 devices) of $126 through September 30, 1997 compared to 1996's $128. King's Lucky Lady's operating profit was approximately $358,455, down 6%, compared to operating profit for 1996 of approximately $381,267. As noted above, Operator has received notice from the landlord that the lease for King's Lucky Lady is terminated, but Operator has commenced litigation to attempt to retain the lease for the renewal period. There is the possibility that such lease will be lost for failure to negotiate terms agreeable to both parties.

THE PELICAN PALACE generated average daily revenue per device (50 devices) of $170 through September 30, 1997 compared to 1996's $150. During the month of January 1997, operations were suspended for 3 days due to an ice storm. The Pelican Palace was subject to the same competitive pressures as the Lucky Longhorn during 1996. In 1997, the Pelican Palace's operating profit was approximately $413,725 compared to 1996's $191,051, an increase of 117%. In 1996, a portion of the income was applied to the reduction of a note receivable (noted above).

THE DIAMOND JUBILEE generated average daily revenue per device (on an average of
41.1 devices) of $159 through September 30, 1997; the three months ended September 30, 1996 averaged $126 per device. Operating profit was approximately
$71,052, compared to 1996's $44,589.   The Diamond Jubilee did not have
sufficient fuel sales necessary to operate 50 video poker devices under Louisiana regulations, and as of February 1, 1997 the Company was required to remove 10 devices from operations until increased fuel sales are maintained. The Company has implemented promotional programs to stimulate fuel sales, resulting in an increase of 22% over the first quarter to an average of 93,000 gallons per month for the second quarter and to an average of 105,000 for the third quarter, but increased competition has affected the start of the fourth quarter yielding less than the required minimum for October of 1997 (100,000 gallons per month is necessary for 50 devices), so the Company operated 50 devices from July of 1996 through January of 1997, but has only operated 40 devices since of February 1, 1997. In order to increase fuel sales substantially, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and the landlord to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel could be maintained at the minimum level to operate 50 devices.

STELLY'S SOUTHERN GOLD generated average daily revenue per device (16 devices) of $78 through May 28, 1997. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility on May 28, 1997 until increased fuel sales are maintained. Operating profit recorded through September 30, 1997 was approximately $10,145; this compares to a loss in 1996 of $20,249. As previously reported, operations were suspended on January 4, 1996 as a result of the truck parking and compliance issue and subsequently re-opened on November 22, 1996.

ROUTE OPERATIONS posted operating profit for the nine months ended September
30, 1997 of $39,234, a decrease of 19% from 1996's $48,668.  As of September 30,
1997, the Company had 16 devices operating within 8 locations; the Company had 34 devices operating within 15 locations during the first nine months of 1996. During the month of July 1997 the Louisiana State Police closed two of the Company's route locations (a loss of 6 devices) as a result of the establishment owners failing to renew their video poker establishment license.

CRUISE OPERATIONS

The Company recorded revenue from cruise marketing operations for the nine months ended September 30, 1997 totaling $1,093,183, resulting in an operating loss of $86,019. This compares to 1996's recorded revenue of $308,872 and operating profit of $8,241 for the period of June through September. GalaxSea's 1997 revenues amounted to $881,078, with an operating loss of approximately $249,442; revenues recorded for I.T. Cruise were $212,105, with an operating profit of approximately $163,423 for 1997.

EXPENSES TOTALED $17,370,685 THROUGH SEPTEMBER 30, 1997 COMPARED TO $13,787,748 FOR 1996, UP 26%.

VIDEO POKER operations recorded a direct cost of revenue amounting to $6,455,310 for the first nine months of 1997 compared to $5,444,446 in 1996, an increase of 19%. This includes fees paid to the State of Louisiana of $3,817,227 (34.1% of video poker revenue) in 1997 and $3,243,354 (34.1% of video poker revenue) in 1996, and profit sharing payments as defined in operating and management contracts of $2,638,083 (23.6% of video poker revenue) in 1997 and $2,201,091 (23.1% of video poker revenue) in 1996.

RETAIL operations posted a cost of revenue related to fuel, convenience store, food and beverage operations totaling $4,445,703 (82.8% of retail sales) for the first nine months of 1997, compared to $3,577,669 (82.3% of retail sales)
for 1996.   Fuel sales for 1997 were up 27%, with a gross margin of 4.7%, compared to 1996's 4.3%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first nine months of 1997, to increase or maintain the level of fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. Convenience store retail sales were up 32% for the first nine months of 1997 with the cost of sales being 77.5% compared to 86.0% in 1996. Food and beverage operations recorded a combined cost of sales margin of 48.4%, compared to 45.6% in 1996, on a 10% increase in sales. Restaurant promotions designed to increase fuel sales contributed to this decline in profit
margin along with the pass through of minimum wage cost increases.   The need to
remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates three of these low volume restaurants.

CRUISE operations recorded a direct cost of revenue amounting to $574,245 for the first nine months of 1997. This was comprised of marketing, training and promotional expenses totaling $522,968 and royalty fees of $51,277. During 1996 the Company recorded a total of $38,967 in direct costs of revenue.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $5,093,224 for the nine months ended September 30, 1997 increased 32%, compared to $3,853,869 in 1996, representing 28.8% and 27.1% of total revenue for 1997 and 1996, respectively.

DEPRECIATION AND AMORTIZATION amounted to $524,583 for the first nine months of 1997 compared to $628,051 in 1996. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, as a result of the 1996 utilization of pre-merger NOL's, amortization was reduced by $135,000 from the 1996 and 1995 levels as reported for the first nine months for these prior years. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill totaling $213,718 for the first nine months of 1997 compared to
$112,899 in 1996.    Interest expense amounted
to $277,240 for the first nine months of 1997 and $244,752 in 1996. Other revenue and expense (net) was $32,717 in 1997, compared to $122,677 in 1996.

COMPARISON OF 1997 TO 1996

VIDEO POKER revenues increased to $11,201,920 in 1997 from $9,516,585 in 1996, up $1,685,335 or 18%, due mainly from the growth in revenue from the Diamond Jubilee contributing $1,790,357, up $1,210,243 over 1996's $579,514. An increase in revenue was also attained by the Gold Rush -$276,478, the Pelican Palace - $265,155 and Stelly's Southern Gold $179,004 (until Stelly's was closed again on May 28, 1997).

RETAIL revenues from fuel and convenience store, food and beverage operations amounted to $5,370,585 in 1997 compared to 1996's $4,347,405, an increase of 24%. Growth in retail sales came from the Gold Rush - $483,141, up 22%; the River Port convenience store - $273,406; King's - $216,729, up 11%; and the Diamond Jubilee beverage sales - $32,738. The cost of revenue related to fuel, convenience store, food and beverage operations increased $868,034, or 24% from $3,577,669 in 1996 to $4,445,703 in 1997. Promotional pricing continued to maintain video poker market share and to increase trucker fuel purchases.

CRUISE OPERATIONS recorded revenue for the nine months ended September 30, 1997
of $1,093,183 compared to 1996's $308,872 for a four month period.   A combined
operating loss of $86,019 was recorded for 1997 compared to an operating profit of $8,241 for the period of June through September of 1996. GalaxSea's 1997 revenues amounted to $881,078, with an operating loss of approximately $249,442; revenues recorded for I.T. Cruise were $212,105, with an operating profit of approximately $163,423 for 1997.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES were $5,093,224 in 1997 and $3,853,869 for 1996, an increase of $1,239,355, or 32%. This overall increase resulted predominately from new operations: Cruise Operations $343,293; the Diamond Jubilee added operating expenses totaling $301,461; River Port added $60,159; and Stelly's reopening added $28,511 to operating expenses for the first nine months of 1997. Professional services, which include legal, accounting and consulting fees, increased $340,839 over 1996. All other operating expenses (net) were up $165,092, or 5.0%. Combined truck stop and casino promotional expenses amounted to $559,370 in 1997, up 33%, or $138,345 from 1996's $421,025, consisting of 3.4% and 3.0% of combined truck stop and
casino revenue for 1997 and 1996 respectively.    This increase in promotional
expense was the result of targeted marketing programs to increase fuel sales and to increase the length of time customers spend in the casino. The increase in the Federal Minimum Wage from $4.35 per hour to $4.75 per hour went into effect on October 1, 1996 and was increased again on September 1, 1997 to $5.15 per hour. This increase was passed through by vendors and contractors which raised the Company's overall level of direct operating expenses.

DEPRECIATION AND AMORTIZATION amounted to $524,583 for the first nine months of 1997 compared to $628,051 in 1996, a decrease of $103,468, or 16%.
Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $255,965 in 1997 compared to $322,169 for 1996. Depreciation and amortization on corporate, truck stop and convenience store operations totaled $46,800 in 1997 and $35,327 for 1996. Due to a reclassification of goodwill related to the merger with WNGC to a deferred tax asset, amortization was reduced by $135,000 from 1996. The merger of GalaxSea and I.T. Cruise resulted in the amortization of goodwill and depreciation totaling $213,718 in 1997, an increase of $100,819 over 1997 as a result of nine months of amortization compared to four months in
1996.   Interest expense was $277,240 in 1997 and $244,752 for 1996, an increase of $32,488, or 13%, which was due to the note to International and the subordinated debentures resulting from the purchase of GalaxSea and I.T. Cruise. Other revenue and expense (net) of $32,717 in 1997 compares to $122,677 for 1996; this variance is the direct result of the court ordered escrow of 50% of King's Lucky Lady and Casino's operating profit which totaled $93,895 for May 1997 through September 1997.

FORWARD LOOKING STATEMENTS

Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: regulatory changes, regulatory approvals, regulatory review of licenses and retention of licenses without material changes to the existing structure of Operator, the availability and cost of financing, and renegotiation of debt instruments, lease renewals and agreements, to name a few.






                    THIS SPACE WAS INTENTIONALLY LEFT BLANK

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

T.B. Guillory et al versus North American Gaming and Entertainment Corporation and O.M. Operating, LLC, 27th Judicial District Court, St. Landry Parish,
Louisiana:   The preliminary question to be decided by the court is whether the option to renew the term of the contract of lease on Kings Lucky Lady Truck Stop is in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option is assailed on grounds that the alleged failure of the option to stipulate a price renders it invalid. The result of such invalidity would be that the contract of lease would terminate on April 30, 1997, the last day of the primary term. The Company and Operator appeared in court on July 31, 1997 for a hearing on this matter and the judge ordered a continuance as the landlord's attorney was not prepared to go on with the trial. The landlord's attorney has redrafted his client's pleadings on the matter to also allege that the Company is in default under the contract of lease and a new court date has been established for December 8, 1997. There can be no assurance that Operator will prevail. Operator has been ordered by the court to escrow 50% of monthly operating profit generated by the facility; this amounted to $93,895 for May 1997 through September of 1997. If it does not prevail, Operator's rights to operate the video poker casino will terminate effective as of April 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

*27.1   Financial Data Schedule required by Item 601 of Regulation S-B.

______________________
* Filed herewith.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                    THIS SPACE WAS INTENTIONALLY LEFT BLANK

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


                                    By:  /s/ George J. Akmon
                                         --------------------------------
                                         Executive Vice-President &
                                         Chief Financial Officer (Principal
                                         Financial and Chief Accounting
                                         Officer)



Date: November 12, 1997