Form 10KSB
period 1997-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1998-04-14
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period ____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $23,806,042.

The aggregate market value of the voting common and non-voting stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $941,986 as of March 31, 1998.

At March 31, 1998, the registrant had outstanding 20,095,698 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on or around June 3, 1998.

Transitional Small Business Disclosure Format (check one):

               Yes            No   X
                   -----         -----

                               TABLE OF CONTENTS


ITEM 1.  DESCRIPTION OF BUSINESS.............................................  1
       General...............................................................  1
       Forward Looking Statements............................................  1
       Merger with OM Investors, Inc.........................................  1
       Acquisition of Ozdon Investments, Inc.................................  2
       Acquisition of GalaxSea and I.T. Cruise...............................  2
       Development of River Port Truck Stop..................................  3
       Gaming Industry Restrictions on Stock Ownership.......................  3
       Operation of Truck Stop Facilities....................................  3
          The Gold Rush - Opelousas, Louisiana...............................  3
          King's Lucky Lady - Port Barre, Louisiana..........................  4
          Pelican Palace - Toomey, Louisiana.................................  4
       Assignment to OM Operating, L.L.C.....................................  5
       License Renewal Process...............................................  6
       Operation of Video Poker Casinos......................................  6
          The Gold Rush - Opelousas, Louisiana...............................  7
          King's Lucky Lady - Port Barre, Louisiana..........................  7
          Pelican Palace - Toomey, Louisiana.................................  7
          Lucky Longhorn - Vinton, Louisiana.................................  7
          Stelly's-LeBeau, Louisiana.........................................  8
          The Diamond Jubilee - New Orleans, Louisiana.......................  8
          River Port - Port Allen, Louisiana.................................  9
       Video Poker Tavern Route..............................................  9
       Cruise Franchise and Travel Operations................................  9
       Marketing and Competition.............................................  9
          Marketing..........................................................  9
              Gaming Operations..............................................  9
              Cruise and Travel Operations...................................  9
          Competition........................................................ 10
              Gaming Operations.............................................. 10
              Cruise and Travel Operations................................... 10
       Employees............................................................. 11
       Environmental Matters................................................. 11
       Regulation and Licensing - Gaming Operations.......................... 11
          Louisiana.......................................................... 11
              Device Owner's License......................................... 11
              Establishment License.......................................... 12
              Recent Changes in Louisiana Act................................ 13
          Other States....................................................... 14
          Federal Regulation................................................. 14
       Regulation - Cruise and Travel Operations............................. 15
       Restrictions on Stockholders; Mandatory Disposition if Found
        Unsuitable........................................................... 15
       Insurance............................................................. 15
ITEM 2.  DESCRIPTION OF PROPERTY............................................. 15
ITEM 3.  LEGAL PROCEEDINGS................................................... 16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 16

                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 17
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 18
ITEM 7.  FINANCIAL STATEMENTS................................................ 25
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................. 26

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT*
ITEM 10. EXECUTIVE COMPENSATION*
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................... 26
_________________________
*           Incorporated by reference to Proxy Statement.

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

FORWARD LOOKING STATEMENTS

     This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 6 -"Management's Discussion and Analysis or Plan of Operations -- Forward Looking Statements" for a further discussion of these "forward-looking statements".

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

ACQUISITION OF OZDON INVESTMENTS, INC.

     On December 15, 1995 ("Closing"), but to be effective November 1, 1995, the Company acquired 100% of the issued and outstanding capital stock of Ozdon Investments, Inc. ("Ozdon") in exchange for 600,000 shares of the Company's Common Stock and $1 million in principal amount of Notes (the "Notes") payable by the Company to the shareholders of Ozdon ("Shareholders"), which Notes bear interest at 9% per annum, are payable in 36 equal monthly payments of principal and interest, and are secured by a pledge of the net cash flow generated from the Gold Rush truck stop video poker casino. The acquisition price was based on a third party appraisal, utilizing a discounted cash flow for a two year holding period. Lamar E. Ozley, Jr., the former President, Chief Executive Officer and Chairman of the Board of the Company, owned 46.5% of the outstanding shares of Ozdon and his wife owned 2% of such outstanding shares. Donald I. Williams, the Manager of Operator, also owned 46.5% of the outstanding shares of Ozdon, but transferred such shares to an affiliated limited liability company prior to the Closing. The Company agreed to dissolve and liquidate Ozdon into the Company following Closing, and to distribute the assets used in the gaming operations of Ozdon (including 50 gaming devices), subject to liabilities of approximately $91,100, to Operator. This distribution to Ozdon was made effective as of the date of Closing, but the Company subsequently decided to retain Ozdon as a wholly owned operating subsidiary and did not consummate the dissolution.

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

DEVELOPMENT OF RIVER PORT TRUCK STOP

     In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, Louisiana, for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional Rent would be 10% of Net Revenue. The Company is planning to build and operate a video poker casino, restaurant, truck stop and convenience store on the property. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary River Port Truck Stop, Inc., began operations. The Company has secured the necessary building permits for the truck stop portion of the facility. Limited construction has commenced with funds obtained from operational cash flow (approximately $177,000), but full-scale construction will not commence until permanent financing has been obtained.

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

OPERATION OF TRUCK STOP FACILITIES

     The Company presently operates the truck stop facilities (i.e. the fuel pumps, convenience store and restaurant) at three truck stops located in Opelousas, Port Barre and Toomey, Louisiana, respectively, and anticipates that it may operate the truck stop facility at Port Allen, Louisiana, when construction is completed. The Company owns the facility in Opelousas, operates the facilities in Port Barre and Toomey pursuant to long term contracts with the owners of the truck stops, and operates the facility in Port Allen pursuant to a long term lease with the owner of the land. These facilities and the agreements with the owners are described below.

     THE GOLD RUSH - OPELOUSAS, LOUISIANA. The Gold Rush truck stop is located in Opelousas, St. Landry Parish, Louisiana, a town with a population of approximately 19,273 located at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Gold Rush truck stop facility opened for business on February 17, 1993, and the video poker casino opened for business on the same date. The

Gold Rush has 31 fuel dispensers, an approximately 4,234 square foot convenience store and a restaurant. At December 31, 1997, the Company employed 24 persons in the truck stop operations. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

     KING'S LUCKY LADY - PORT BARRE, LOUISIANA. King's Lucky Lady truck stop is in Port Barre, Louisiana, a town with a population of approximately 2,150 located five miles east of Opelousas, on U.S. Highway 190. King's Lucky Lady has 16 fuel dispensers, an approximately 800 square foot convenience store and a restaurant. The Company, as successor in merger to OM, entered into a Commercial Lease on April 18, 1992 with T.B. Guillory , Inc. ("Guillory"), a nonaffiliate corporation that owns the facility, to renovate it, equip it with video poker devices and operate and manage both the truck stop facility and the video poker casino. Renovation was completed and operations commenced in August 1992. The lease was for an initial term of five years (commencing May 1, 1992), and the Company had the option to renew it for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties were unable to negotiate an acceptable renewal percentage rental before May 1, 1997, and Guillory delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer had any right to operate the video poker casino after such date. Litigation was commenced between Guillory and the Company and Operator for a determination whether the lease was terminated or whether the Company and Operator had the right to extend the lease. On March 3, 1998, judgment was rendered against the Company and Operator and they were ordered to vacate the premises effective as of April 30, 1997. The Company and Operator have appealed this judgment, which appeal is pending. During the appeal, Operator will continue to operate King's Lucky Lady and will escrow 100% of the monthly operating profit, unless a different escrow procedure is authorized by the court. As of April 1, 1998, Operator had placed $197,404 in escrow for the period of May 1997 through February 1998. The Company and Operator intend to vigorously pursue their rights to have the lease renewed. If Operator does not prevail on appeal, the Company's rights to operate the video poker casino will terminate effective as of April 30, 1997. See "Item 3 - "Legal Proceedings" for a further discussion of this case.

     If the lease is renewed, under the lease the Company is responsible for all expenses, utilities, maintenance and repairs and all taxes on the personal property. The rental payable during the initial five year term is equal to 20% of the net revenues generated from the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and all fees and taxes paid to the state. During any renewal period, all lease terms remain the same except the percentage rental is subject to renegotiation at the commencement of each renewal period, as noted above. All or a portion of the lease may be assigned with Guillory's consent, which cannot be unreasonably withheld. Guillory consented to the contribution and assignment of the operation of the video poker casino to Operator. The Company actually operates the truck stop facility, other than sales of alcoholic beverages, with its own personnel and employed 36 persons for such operations at December 31, 1997. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

     PELICAN PALACE - TOOMEY, LOUISIANA. The Pelican Palace truck stop is in Toomey, Louisiana, a town with a population under 1,000 located three miles east of the Texas state line on Interstate 10, approximately three miles from Vinton, Louisiana (population approximately 3,150). The Company, as successor in merger to OM, entered into an Operating and Financing Agreement on July 21, 1993 (as amended March 17, 1995) with Curray Corporation ("Curray"), a nonaffiliate corporation that owns the land on which the Pelican Palace now stands, pursuant to which the Company agreed to furnish the financing for, and to build, operate and manage, a truck stop facility and video poker casino. The Company agreed to expend up to approximately $1,450,000 constructing and equipping the truck stop and video poker casino, all of which had been expended at December 1, 1995, and Curray pledged all such improvements and equipment to the Company as collateral for a first lien mortgage note in the amount of $1,450,000. The Company also agreed to purchase 50 video poker machines to be used in the casino, at a cost of approximately $282,000. Construction was substantially completed in March 1994. The truck stop facility opened for business in March 1994 and the video poker casino opened for business on March 30, 1994. During 1996, certain renovations to the truck stop and parking lot were completed, which were funded out of cash flow. The Pelican Palace has 14 fuel dispensers, an approximately 1,200 square foot convenience store and a restaurant. Pursuant to the Operating and Financing Agreement, the Company has the right and the obligation to operate and manage both the truck stop facility and the video poker casino for an initial term of five years (commencing March 30, 1994) and the Company has the option to renew it for three additional five year terms on the same terms as the original five year period. However, on October 19, 1995, the Company and Curray agreed to co-management of the Pelican Palace whereby the Company and Operator serve as the operator of the video poker casino, restaurant and beverage facilities, with

Curray assuming the role of landlord, pursuant to which Curray assumes all responsibility for property maintenance. Under the Operating and Financing Agreement, the net income from operation of the truck stop facility and the video poker casino was allocated 70% to the Company to repay the first lien mortgage, and the remaining 30% was split equally between the Company and Curray, until the mortgage was paid. After the mortgage was paid on May 31, 1996, the net income from operations is split 50% to the Company and 50% to Curray. However, the Company has agreed to pay from its share of net income an amount equal to 2% of the net revenues generated from the video poker machines to a nonaffiliate party as a finder's fee in connection with the Pelican Palace acquisition. The Company has entered into a subcontract with a nonaffiliate corporation to manage and operate the fuel pump operations and convenience store in return for a monthly payment to the Company of $2,500, plus a percentage of all fuel sales and a percentage of merchandise sales over $500,000. Consequently, the Company will not employ on site personnel to manage these operations. The Company will, however, remain primarily responsible for management of such operations. Therefore, the Company is not required to obtain Curray's consent to this subcontract. Curray consented to the contribution and assignment of the operation of the video poker casino to Operator. At December 31, 1997, the Company was operating the restaurant at the Pelican Palace and employed 13 persons for such operations. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

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

     In addition to contributing and assigning the right to operate the video poker casino and tavern route operations to Operator, OM contributed and assigned all of its interest in 259 video poker devices and related operating assets, subject to approximately $861,098 of debt (as of the effective date of the Merger with OM) which Operator agreed to pay. In each of 1995 and 1996, the Company contributed and assigned an additional 50 devices and related operating assets subject to approximately $91,100 and $96,050 of debt, respectively, with respect to the Company's acquisition of Ozdon Investments, Inc. and the sublease with New Orleans Video Poker, Inc., and funded approximately $7,400 in leasehold improvements during 1997. In exchange for such contributions and assignments, the Company is entitled to a 49% net profits interest in Operator and a special gross income allocation and distribution equal to 20% of the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and all fees and taxes paid to the state. Operator is responsible for all operational costs and expenses of the video poker casinos and the tavern route, including labor, maintenance, repair and its share of the rental or other percentage fees payable to the owners of the truck stop facilities in which the casinos are located pursuant to the contracts between the Company and such owners, the casino operations portion of which have been assigned by the Company to Operator. In view of the allocation and distribution to the Company of 20% of the net revenues generated from the devices and the allocation and distribution among the Company and Mr. Williams based on their respective capital accounts until their capital accounts have been reduced to zero, which had not occurred as of December 31, 1997, significant distributions have not been made to Mr. Williams with respect to his 51% net profits interest.

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

     As noted above, under "Acquisition of Ozdon Investments, Inc.", the Company contributed to Operator on December 15, 1995 the gaming devices and other assets necessary to run the video poker casino operations at the Gold Rush, subject to liabilities of approximately $91,100 which were assumed by Operator. This contribution increased the capital account of the Company under the terms of the Operating Agreement between the Company and Mr. Williams. Also, as noted below under "Operation of Video Poker Casinos--The Diamond Jubilee, New Orleans, Louisiana", Operator commenced operation of a video poker casino in New Orleans effective July 1, 1996 pursuant to a sublease between Operator and New Orleans Video Poker Company, Inc. ("NOVP"), a corporation owned 50.1% by Mr. Williams and his spouse and 29.5% owned by nine other stockholders of the Company. Further, as noted below under "Operation of Video Poker Casinos -- Silver Fox - Jeanrerette, Louisiana", the Company and Operator sold the video poker casino operations in 1996 at one of the truck stops originally operated by OM. Consequently, the number of video poker casinos currently operated by Operator is five, including King's Lucky Lady, and Port Allen will constitute the sixth casino operated by Operator when it is finished.

LICENSE RENEWAL PROCESS

     As further discussed under "Regulation and Licensing", below, the Louisiana Gaming Control Board ("Gaming Control Board") has undertaken a review of all licensees operating video poker casinos, including the Operator. The Company has had preliminary meetings with the State Police, which is conducting the initial reviews for the Gaming Control Board, concerning the structure of Operator described above and whether such structure satisfies the Louisiana residency requirements necessary for a license to operate video poker casinos. The Company believes the structure satisfies the residency requirements, but the Gaming Control Board has not made a final determination of this matter. If the State Police concludes that the structure of Operator does not satisfy the Louisiana residency requirements, it will forward its conclusion to the Gaming Control Board and the Company and Operator will be entitled to a hearing before the Gaming Control Board. In such event, it is possible that the Company and Operator would be required to restructure Operator, which could, depending on the nature of any such restructure, result in material adverse changes to the Company's ownership interest in, and revenues received from, Operator, which in turn could have a material adverse effect on the Company's financial condition. It is also possible that the Gaming Control Board would not allow the Company and Operator an opportunity to restructure Operator, and instead revoke Operator's license, although the Company does not presently believe the Gaming Control Board will take such action. The revocation of Operator's license would have a material adverse effect on the Company's business operations and financial condition.

OPERATION OF VIDEO POKER CASINOS

     Under Louisiana law, a licensed truck stop facility covering at least five contiguous acres which has overnight facilities, a restaurant and service facilities for 18 wheel tractor-trailers may segregate an area of the facility as the video poker casino for adult patronage only and place up to 50 video poker devices for play in the casino area; while racetracks and off track betting ("OTB") parlors are permitted to install an unlimited number of video poker devices, and qualifying locations with liquor licenses ("taverns") are limited to three such devices. Operator presently operates the video poker casinos in five truck stops in Louisiana, including King's Lucky Lady, and handles all sales of alcoholic beverages at the convenience store and restaurant in three of such truck stops. Upon completion of the Port Allen Truck Stop, Operator will operate a sixth video poker casino. At December 31, 1997, Operator employed approximately 93 persons in connection with such operations. The truck stops in which these video poker casinos are operated are located in Opelousas, Port Barre, Loomey, Vinton, and New Orleans, Louisiana, and the sixth casino will be located in Port Allen, Louisiana. Operator generally operates these video poker casinos pursuant to long term contracts with the owners of the truck stops. These casinos and the agreements with the owners are described below.

See, also, "Regulation and Licensing -- Louisiana -- Recent Changes in Louisiana Act", below, for a discussion of recent changes to Louisiana law regarding operation of truck stop video poker casinos.

      THE GOLD RUSH - OPELOUSAS, LOUISIANA. The Gold Rush is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Gold Rush contains approximately 1,752 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to a license from the Company which may be terminated by either the Company or Operator upon 120 days' prior written notice to the other party. A non-affiliate of the Company is entitled to a revenue participation interest of 10% of the gaming profits (total cash played in the machines less winnings paid out and less all franchise, licensing and device fees paid to the State of Louisiana or any other political subdivision) from the operations of the video poker casino. There are two other truck stops operating a total of approximately 85 video poker devices within 20 miles of the Gold Rush, a race track operating approximately 60 video poker devices within 18 miles, and a Native American gaming casino approximately 35 miles from the Gold Rush. Of the two other truck stops with video poker casinos, one is the Company's King's Lucky Lady video poker casino. See "Marketing and Competition", below.
Operator employed 19 persons at the Gold Rush at December 31, 1997.

      KING'S LUCKY LADY - PORT BARRE, LOUISIANA. King's Lucky Lady is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at King's Lucky Lady contains approximately 1,600 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Commercial Lease previously discussed. There are two other truck stops operating a total of approximately 85 video poker devices within 20 miles of King's Lucky Lady, a race track operating approximately 60 video poker devices within 18 miles and a Native American gaming casino approximately 40 miles from King's Lucky Lady. One of these truck stops is the Gold Rush. See "Marketing and Competition", below. Operator employed 20 persons at King's Lucky Lady at December 31, 1997. See the discussion of King's Lucky Lady, above, for a discussion of the Company's possible loss of the right to operate the video poker casino at King's Lucky Lady effective April 30, 1997.

      PELICAN PALACE - TOOMEY, LOUISIANA. The Pelican Palace is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Pelican Palace contains approximately 2,200 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Operating and Financing Agreement previously discussed. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Pelican Palace. The Lucky Longhorn, one of these truck stops, is also operated by Operator and is located across Interstate 10. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Pelican Palace, and four riverboat casinos operating within
approximately 25 miles.  See "Marketing and Competition," below.   Operator
employed 18 persons at the Pelican Palace at December 31, 1997.

      LUCKY LONGHORN - VINTON, LOUISIANA. The Lucky Longhorn video poker casino contains approximately 3,000 square feet and 50 video poker devices within the Lucky Longhorn truck stop in Vinton, Louisiana, across Interstate 10 from the Pelican Palace. Operator operates the video poker casino pursuant to an Act of Contract and Agreement dated June 5, 1992 with three nonaffiliated corporations and two nonaffiliated individuals who own the truck stop (referred to collectively as "Longhorn") which was assigned to Operator by OM. Pursuant to the Act of Contract and Agreement, as modified, the Company, as successor in merger to OM, agreed to provide Longhorn financing of $800,000 to renovate the Lucky Longhorn. This financing was provided by the Company arranging an $800,000 bank loan to Longhorn, which was guaranteed by the Company. At December 31, 1995, this loan had been repaid. Operator has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years (commencing August 2, 1992). Operator and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the 22.5% (32.5% after July 1, 1994) net device revenue tax payable to the state. Operator has interpreted the Act of Contract and Agreement to provide that the full 32.5% net device revenue tax is deducted for purposes of determining net revenues, but Longhorn has questioned whether only the former rate of 22.5% should be used for these purposes. The reduction in Longhorn's net revenue distributions for 1997 (a full year), 1996 (a full year), 1995 (a full year) and 1994 (six months only) utilizing the full 32.5% tax, rather than the 22.5% tax, aggregated $175,132, $180,420, $209,190 and $116,162, respectively. Operator believes its interpretation is correct and has filed a petition in Louisiana state court seeking an interpretation by the court whether Operator's interpretation is correct. See "Item 3 -- Legal Proceedings." Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino, with the exception of contracted security. Operator employed 19 persons at the Lucky Longhorn at December 31, 1997. Operator has assumed all of the Company's responsibilities under the Act of Contract and Agreement. Longhorn has consented to the assignment by the Company and Operator.

     There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Lucky Longhorn. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Lucky Longhorn, and four riverboat casinos operating within approximately 25 miles. See "Marketing and Competition", below.

     STELLY'S-LEBEAU, LOUISIANA. Stelly's video poker casino was closed on January 4, 1996 pending completion of various improvements required to satisfy Louisiana video poker regulations, and was reopened on November 22, 1996. It was closed again on May 28, 1997 because its license to operate video poker devices was suspended by the Louisiana State Police because it had failed to maintain sufficient fuel sales necessary to operate 16 video poker devices. As of the date of filing of this Form 10-KSB, Operator has terminated its rights to operate the video poker casino at Stelly's.

     THE DIAMOND JUBILEE - NEW ORLEANS, LOUISIANA. The Diamond Jubilee video poker casino contains approximately 2,700 square feet and 50 video poker devices (40 devices from February 1, 1997 through the date of filing of this Form 10-
KSB) within The Diamond Jubilee truck stop in east New Orleans, Louisiana. Operator operates the video poker casino pursuant to a Sublease Agreement (the "Casino Sublease") dated July 1, 1996 between Operator and New Orleans Video Poker, Inc. ("NOVP"), a Louisiana corporation 50.1% owned by Donald I. Williams and his spouse and 29.5% owned by nine other stockholders of the Company. NOVP, through various agreements with third parties, manages the truck stop and related fuel operations and the restaurant. NOVP leases the truck stop operations and the video poker casino from Stanley Doussan ("Doussan") pursuant to a Lease Agreement, Addendum to Lease and Sublease and Operator's Agreement dated July 10, 1992, as amended by an Amendment to Lease and Addendum to Lease dated December 15, 1992 (collectively, the "Operator's Agreements"). The Operator's Agreements give NOVP the right to lease and operate the truck stop and video poker casino for a period of 10 years (commencing January 1, 1993). NOVP is required to pay rent to Doussan equal to 50% of the net receipts from the video poker devices (except for the first three years Doussan agreed to reduce it to 40% unless NOVP recouped $300,000 of its construction costs prior to the end of such three year period). Net receipts are defined to mean all money played in the devices less winnings paid out and any tax or franchise fee payable to the state. NOVP is also required to pay an escalating fixed monthly rental, which is currently $4,751 per month and escalates to $4,907 per month for the last year of the term of the Operator's Agreements. Under the terms of the Casino Sublease, which was consented to by Doussan, Operator leases the video poker casino, bar, related parking area and one gasoline pump for a term of one year, subject to automatic renewal for successive one year periods at Operator's sole discretion, with a maximum of 30 one year renewals, provided NOVP can terminate the Casino Sublease at any time if the sublease payments to it fall below $5,000 per month for five consecutive months after payment by Operator of various indebtedness assumed by it. Operator agreed to pay rent to NOVP during the term of the Casino Sublease equal to 50% of the net operating cash flow of Operator from operations of the casino, after deducting all costs and expenses of operations, interest and principal on indebtedness for furniture, fixture or equipment and a reasonable reserve. Operator assumed approximately $96,050 of indebtedness of NOVP as the purchase price for 50 video poker devices and an automated teller machine. Operator also has an option to sublease the truck stop and fuel operations and restaurant and purchase NOVP's 50% share of net operating cash flow. The Company also issued 450,000 shares of Common Stock to NOVP as partial consideration for NOVP entering into the Casino Sublease, and granted piggy-back and demand registration rights to NOVP expiring July 1, 1998. Operator employed 13 persons at The Diamond Jubilee at December 31, 1997.

     There are six other truck stops operating a total of approximately 190 video poker devices, and a river boat casino, within 12 miles of The Diamond Jubilee. See "Marketing and Competition", below. At December 31, 1996, The Diamond Jubilee did not have sufficient fuel sales necessary to operate 50 video poker devices under Louisiana regulations, and as of February 1, 1997 the Company was required to remove 10 devices from operations until increased fuel sales are maintained. Further, fuel sales dropped below 75,000 gallons per month during the first quarter of 1998, which will result in the removal of an additional five devices from operations during the second quarter of 1998 until increased fuel sales are maintained. In order to increase fuel sales, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and Doussan to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel sales will increase to a level to allow reinstallation of all 15 devices.

     RIVER PORT - PORT ALLEN, LOUISIANA. River Port is also described above under "Operation of Truck Stop Facilities." On January 17, 1997, a wholly owned subsidiary of the Company entered into a Lease Agreement with S.W. Day and T. Joe Calloway, two nonaffiliated individuals, to lease undeveloped land for a term of 50 years and to construct on it a truck stop and video poker casino.
The Company had the right to terminate the Lease Agreement prior to June 30, 1997 if certain conditions are not satisfied. The Company plans to build an approximately 3,500 square feet video poker casino and bar and an approximately 3,500 to 4,500 square feet restaurant/convenience store on the land at an approximate cost of $2,300,000 (including equipment) which the Company expects to fund through long-term indebtedness not yet obtained. The Lease Agreement provides for payment of a base rent of $7,000 per month, commencing on the earlier of commencement of construction or June 30, 1997, and additional rent equal to 10% of the net revenues generated from video poker operations; net revenues meaning all money played in the devices less winnings paid out and all franchise fees, device fees and other taxes payable to the state or any other governmental agency, other than federal or state income taxes.

VIDEO POKER TAVERN ROUTE

     Operator also operated 13 video poker devices in six third-party taverns as of December 31, 1997 through a subcontract with a nonaffiliated which provides that Operator is entitled to 50% of the net revenues payable to the subcontractor generated from the devices, and the subcontractor and Operator split certain costs of operations on an agreed basis. OM assigned this subcontract to Operator and the subcontractor has consented to this assignment.

CRUISE FRANCHISE AND TRAVEL OPERATIONS

     GalaxSea offers two types of franchises for sale. The first is for the establishment and start-up of a new cruise travel store that sells cruises and tours exclusively (a "Start-up"). The second is for full service retail travel agencies which allow such stores and agencies to, respectively, convert to (a "Conversion") or add on (an "Add-on") GalaxSea travel vacation stores. Regardless of the type of franchise, each GalaxSea store is expected to closely adhere to the GalaxSea system which focuses on creating a retail environment and attitude and to participate in the national, regional and local marketing promotions that GalaxSea provides for its franchisees. As of December 31, 1997, GalaxSea had 69 franchises in its system. GalaxSea receives a franchise fee for each franchise sold. The franchise fee for a Start-up is presently $25,000.
The franchise fee for a Conversion/Add-on is presently $5,000 subject to a discount based on existing cruise sales volume. Each franchisee pays a monthly license fee rather than a royalty percentage based on that agency's annual cruise sales volume. The maximum monthly license for any GalaxSea agency is presently $750. In addition to franchise fees and monthly license fees, GalaxSea has contracts with most major cruise lines which provide for GalaxSea to receive override payments based on the cruise sales of all GalaxSea franchisees. The contracts also generally provide for favorable commission structures for the franchisees.

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

     COMPETITION. Gaming Operations. The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery terminals, video poker devices, Native American gaming ventures and other forms of legalized gaming in the United States. Many of the Company's competitors and potential competitors have significantly greater experience and financial resources than the Company. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing efforts and customer service and satisfaction. The Company's truck stops casinos are subject to extensive competition from other truck stops and taverns located within its market area for each truck stop, and from Louisiana's racetracks and OTB parlors which may install an unlimited number of video poker devices. As of December 31, 1997, there were over 15,000 video poker devices in operation in Louisiana. Most are one to three devices located in taverns. As of such date, there were approximately 100 licensed truck stops with approximately 3,500 devices in the aggregate. Each truck stop is permitted to have up to 50 video poker devices and each tavern is permitted to have up to three video poker devices. In addition, Louisiana has authorized riverboat gaming, and one land-based casino located in New Orleans (which is presently involved in bankruptcy reorganization proceedings). Twelve riverboats were in operation at December 31, 1997, four in Lake Charles (approximately 23 miles from the Company's Lucky Longhorn and Pelican Palace), three in New Orleans (over 100 miles from any of the Company's truck stop casinos, except The Diamond Jubilee, which is in New Orleans), two in Bossier City (over 100 miles from any of the Company's truck stop casinos), one in Shreveport (over 100 miles from any of the Company's truck stop casinos), and two in Baton Rouge (over 40 miles from any of the Company's truck stop casinos). At December 31, 1997, there were three Native American casinos in operation in Louisiana, one in Kinder, one in Marksville and one in Charentan. The riverboats and land-based casinos are permitted to have table games, slot machines and video poker devices. It is anticipated that the riverboats and the casinos will focus their marketing efforts on the tourist market. Although the Company has focused its marketing efforts primarily on local residents, such other gaming operations will provide substantial competition.

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

GalaxSea believes this will enable it to increase its number of Start-up and Add-on franchises, although there can be no assurance in this regard. GalaxSea also believes that its joint marketing agreement with International will enable it to attract a certain number of agencies affiliated with International to buy Add-on franchises. During 1997, GalaxSea sold one Start-up franchise and seven of International's affiliated agencies bought Add-on franchises.

EMPLOYEES

     As of December 31, 1997, the Company employed 84 persons full time and part time, including two executive officers and four administrative personnel, with the remainder involved in on-site operation of the Gold Rush, King's Lucky Lady and Pelican Palace truck stops, and five involved in the operation of the existing River Port convenience store and fuel facility. As of December 31, 1997, Operator employed 93 persons full and part time, including one executive and five managerial personnel, with the remainder involved in on-site operation of the five truck stop casinos. None of the Company's or Operator's current employees are covered by any collective bargaining agreements. The Company considers its employee relations and those of Operator to be good.

     GalaxSea presently has three employees. I.T. Cruise presently has no employees. Several employees of International also perform duties for GalaxSea and I.T. Cruise, and the Company reimburses International for their services.

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

     Operator, an indirect operating subsidiary of the Company which operates the truck stop casinos, has been granted a license as a Device owner by the Division. Under the terms of the Louisiana Act, licenses expire at midnight on June 30 of each year and must be renewed annually through payment of certain fees and continued compliance with the suitability requirements of the Louisiana Act. All license fees must be paid on or before May 15 in each year licenses are renewable. Operator has timely submitted its renewal applications, but there is a backlog existing at the Gaming Control Board and at the Division.
The Gaming Control Board and the Division are behind in reviewing applications, including the application of Operator. See, also, "License Renewal Process", above, for a discussion of the renewal examination to which the Company is presently subject and the possible results thereof if the Operator is found not to meet the residency requirements.

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

     According to the regulations adopted by the Gaming Control Board, the annual gross revenues generated from the video poker operations of a facility may not exceed its annual gross revenues from its primary business operations. The Company was not in compliance with this regulation for its fiscal years ended 1997, 1996, 1995 and 1994. However, this regulation was not being enforced in 1997, 1996, 1995 and 1994. The Louisiana Act was recently amended, as discussed below under "Recent Changes in Louisiana Act", to further qualify and restrict video gaming operations in truck stops. However, as amended, the Louisiana Act still does not contain a provision similar to this regulation.
The Gaming Control Board has informally indicated that it does not currently plan to enforce any of its regulations that are not based on express statutory provisions. Since the legislature further qualified and restricted truck stop video poker operations, but did not choose to include a restriction of this type, the Company presently anticipates that the Gaming Control Board will continue to choose not to enforce this regulation.

     ESTABLISHMENT LICENSE. The Louisiana Act also provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of Devices within the Establishment. The Establishment license is typically granted to the owner of the truck stop facility, but may also be granted to a lessee of the facility. The owners are the Establishment licensees for King's Lucky Lady, the Pelican Palace, The Diamond Jubilee and the Lucky Longhorn. Ozdon is the establishment licensee for the Gold Rush. River Port Truck Stop, Inc. is presently anticipated to be the establishment licensee for River Port.

     Establishment licenses are also subject to annual renewal at the same time Device owner licenses are renewable, and the payment of an annual fee. The Gaming Control Board has the same authority to deny, suspend, condition or revoke an Establishment license, and to conduct investigations (including investigations of 5% owners), as it does for Device owner licenses. As with the Device owner license, the Establishment license is a pure and absolute privilege. The loss by the Company or the owner of the truck stop of the Establishment license for any of the five truck stops within which Operator operates video poker casinos would have a material adverse effect upon the business of the Company.

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

     The Gaming Control Board and the Division are strictly enforcing the requirements of the Louisiana Act which require the Establishment Licensee to be in control of the fuel operations and related amenities at the truck stop. The determination whether the Establishment Licensee has satisfied such control requirements involves various subjective criteria and the determination is not easily predictable. It is possible that the Gaming Control Board or the Division could interpret these subjective criteria in such a manner to conclude that the Establishment licensee at one or more of the Company's truck stops was not in compliance, in which case their Establishment license could be revoked, which would also result in the Operator losing its ability to operate the video poker truck stop casino at such truck stop. The Company is reviewing its present arrangements with its various Establishment licensees and the fuel operators at the existing truck stops in an attempt to determine whether they are in compliance or whether modifications need to be made to bring them into compliance. There can be no assurance that the Gaming Control Board or the Division might not have a different interpretation than the Company or Establishment licensee with regard to the existing arrangements and their compliance with the fuel operations control requirement.

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

     In addition to raising the franchise payment, the Louisiana legislature also adopted additional standards to be satisfied for a truck stop facility to be considered a qualified truck stop facility for placement of video poker devices. These standards include increasing the required parking area for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring access to repair facilities; and requiring certain other amenities be available for truck drivers. Under the new law, operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 1997, each of the five truck stops at which Operator operates truck stop casinos satisfies these additional criteria.

     The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities had until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales, as follows: (i) up to 50 devices if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel, (ii) up to 40 devices if sales equal at least 75,000 gallons, but are less than 100,000 gallons, per month and 30,000 of such gallons are diesel, and (iii) up to 35 devices if sales equal at least 50,000 gallons, but are less than 75,000 gallons, and 10,000 of such gallons are diesel. During the grandfather period for existing licensed facilities (which expired January 1, 1996), facilities were required to average monthly sales of at least 25,000 gallons per month, commencing October 1994, in order to continue operating video poker devices at the facility. As of December 31, 1997, four of the truck stop facilities at which Operator operates truck stop casinos was operating the maximum number of 50 devices. However, as of December 31, 1997, fuel sales at The Diamond Jubilee were below the level required to operate 50 video poker devices, and on February 1, 1997 ten devices were removed from operations at The Diamond Jubilee until increased fuel sales are maintained. Also, as discussed above under "Operation of Video Poker Casinos - The Diamond Jubilee", an additional five devices will be removed in the second quarter of 1998 until increased fuel sales are maintained. It is anticipated that the Division will review fuel sales at truck stops on a quarterly basis to determine whether the average monthly fuel sales volumes are being satisfied for the number of devices operated, and, if not, the number of operating devices will be reduced until the next quarterly review. The reduction in the number of devices operated at the Operator's truck stop casinos could have an adverse effect on the cash flow of the Company if the level of fuel sales cannot be increased to reach the former level of devices maintained by Operator, although such effect will be mitigated by the fact that rarely are all devices in a location in operation at the same time.

     There has been during the past several years a perceived increase in anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians. In April 1996, the Louisiana Legislature approved a local-option bill which gave the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. At this general election, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker, but two parishes voted to discontinue video poker casinos which will result in the future closure of six taverns and the loss of 13 video poker devices as of June 30, 1999. The Company believes there is continuing anti-gaming sentiment prevailing within certain segments of the population and with certain politicians. From time to time bills are proposed in the legislature to restrict or terminate truck stop video poker casinos, and the Gaming Control Board and Division are interpreting very strictly various regulatory requirements which sometimes involve subjective criteria, which interpretations may result in the loss of licenses by certain licensees. The Company cannot predict whether anti-gaming sentiment or any future proposed legislation will result in further changes to the gaming laws of Louisiana, or an outright ban on certain forms of gaming, including truck stop video poker casinos. The State of Louisiana and the local parishes generate substantial revenues from license fees and taxes on the gaming industry, so the loss of portions of these revenues would most likely be carefully examined in connection with any future proposed limitations on gaming. The Company continues to monitor these proceedings and provides input as appropriate. The Company also continues to review other gaming opportunities outside Louisiana, and other non-gaming opportunities, for purposes of diversification.

     The Gaming Control Board has undertaken a review of all licensees operating video poker casinos. The Company is aware of at least two operators who have lost their licenses on the grounds they were not in compliance with Louisiana requirements. The Operator is being examined as part of this process. See "License Renewal Process", above, for a description of this examination and the possible results thereof.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company owns the Gold Rush truck stop facility and the building in which the video poker casino is operated. This property is subject to a mortgage having a remaining principal balance of approximately $828,625 at December 31, 1997, and which requires monthly payments of principal and interest of approximately $22,814 through June 20, 2001, at which time the note will be paid in full. This property is further described under Item 1 -"Description of Business -- Operation of Truck Stop Facilities", "-- Assignment to OM Operating, L.L.C." and "--Operation of Video Poker Casinos". Reference is hereby made to these sections for a description of this property and the Company's various rights relative to this property.

     A description of the various agreements under which the Company operates and manages the two other truck stop facilities and participates in the ownership of the four other truck stop video poker casinos, and a description of the River Port lease, is also included under Item 1--"Description of Business -- Operation of Truck Stop Facilities", "--Assignment to OM Operating, L.L.C." and "-- Operation of Video Poker Casinos". Reference is also hereby made to these sections for a description of those agreements and the Company's various rights relative to the truck stops.

     The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 5,645 square feet pursuant to a 72 month lease (commencing November 1996) which provides for a rental rate of approximately $4,704 per month. The Company subleases approximately 2,015 square feet of its office space to International for $1,595 per month pursuant to a month to month verbal agreement.

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

     T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, LLC, 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operatre King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator will be required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of April 1, 1998, Operator had placed in escrow $197,404 for the period from May 1997 through February 1998. Operator and the Company plan to petition the court in June 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if it does not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board "pink sheets" under the trading symbol "NAGM". Consequently, there is currently no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                                               CLOSING BID PRICE
                CALENDAR YEARS                -------------------
                  BY QUARTER                 HIGH              LOW
                --------------               ----              ----

   1996         First                        $  1/4            $ 1/4
                Second                        11/16              1/4
                Third                          7/16             1/16
                Fourth                         7/32              1/8

   1997         First                        $ 5/32            $5/32
                Second                         5/32             5/32
                Third                          3/32             3/32
                Fourth                         1/32             1/32

     At March 31, 1998, the Company had approximately 3,276 common stockholders of record, 31 holders of Class A Preferred Stock of record and one holder of Series B Preferred Stock of record.

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

     As of December 31, 1997, the Company was fourteen principal payments in arrears (a total of $470,673 in principal is past due; interest has not been paid since November 1, 1997, and an aggregate of $17,398 in interest is past due) to International Tours, Inc. ("International") on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,116,854 at December 31, 1997 and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On April 1, 1998, International agreed to allow the $638,071 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $68,434 at December 31, 1997, and require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter. As of April 1, 1998, 12 monthly payments, for a total of $313,776, have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company. Until the International note is paid in full and the subordinated debentures are paid in full, the Company is prohibited from paying dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     PRESENT CASH SHORTFALL. As of January 1, 1998, the Company was fourteen months in arrears (a total of $470,673 of principal and $17,398 in interest payable) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,116,854 at January 1, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

     The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $638,071 accrued and owed at April 1, 1998 to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $80,671 at April 1, 1998. These debentures require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter, and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1998. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino, any required restructuring of the Company's revenue and profits interests in OM Operating, L.L.C. (see "Item 1 -- Description of Business -- License Renewal Process"), and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the second quarter of 1998, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

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

See also, "Item 1 -- Description of Business -- Regulation and Licensing -- Gaming Operations -- Louisiana -- Establishment License" and -- "Recent Changes in Louisiana Act" for a discussion of the strict enforcement of the Louisiana Act and the perceived anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians, which sentiment may also impact the review of Operator and any possible restructuring of Operator, or even a possible loss of Operator's license to Operate the video poker casinos.

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


     GENERAL CONDITION. The Company ended fiscal 1997 with $615,712 in cash and other current assets amounting to $642,952, including accounts receivable of $361,684, inventories and prepaid expenses of $265,259 and current notes receivable of $16,009. The Company's total liabilities were $5,417,683 at December 31, 1997, including accounts payable and accrued liabilities of $1,344,477, current notes payable of $1,341,130, long-term notes payable of $1,952,076 and preferred stock dividends payable of $780,000. The Company's liabilities decreased $441,742 from $5,859,425 at December 31, 1996 to $5,417,683 at December 31, 1997. This decline was comprised of increases in current liabilities of $307,111 and other notes totaling $4,905, reductions in liabilities from payments on long and short-term debt to banks and equipment manufacturers totaling $234,953, payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $334,934, note reductions related to the acquisition of I.T. Cruise and GalaxSea of $98,065, payments on promissory notes payable to Class A Preferred shareholders of $16,928 and payments on pre-Merger liabilities of Western Natural Gas Company ("WNGC") of $68,878.

     Accounts payable and accrued liabilities of $1,344,477 included $655,850 in trade payables, state franchise taxes of $207,210, casino distributions of $209,844, payroll and payroll taxes of $174,967, income tax payable of $10,774 and accrued interest of $85,832.

     The current portion of other notes payable totaling $1,341,130 includes $536,261 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $334,558; $211,819 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $203,762 payable to Class A Preferred shareholders; and $54,730 in equipment leases and other notes.

     Long-term debt of $1,952,076 includes $616,806 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders; $611,593 related to the acquisition of I.T. Cruise and GalaxSea; and $31,093 in equipment leases and other notes.

     In July 1993, OM Investors, Inc. committed to loan $1,450,000 to the Curray Corporation ("Curray") for the construction of the Pelican Palace truck stop and video poker facility in Toomey, Louisiana. Construction was commenced in 1993 and substantially completed in March 1994. The $1,450,000 loan was evidenced by a promissory note payable to the Company which was paid-in-full as of May 31, 1996. Under the Operating and Financing Agreement with Curray, 70% of the net income from the operation of the facility was dedicated to the repayment of the note. Now that the note receivable from Curray is paid-in-full, net income is split 50% to the Company and 50% to Curray.

     Effective July 1, 1996 the Company entered into a sublease agreement with New Orleans Video Poker, Inc. ("NOVP") to sublease and manage The Diamond Jubilee video poker casino and truck stop in New Orleans, Louisiana. This sublease provides for a 50/50 split between the Company and NOVP of the net cash flow generated by the Diamond Jubilee. The sublease further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of NOVP, as the purchase price for 50 video poker
devices and an automated teller machine.   The Company has the option to
purchase NOVP's 50% share of the cash flow. The transaction also included the issuance of 450,000 shares of common stock in the Company to NOVP.

     At December 31, 1997, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,351,791.

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

     Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1997. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

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


RESULTS OF OPERATIONS

NET INCOME FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997.

     Company operations resulted in net income before income taxes of $154,822 for the twelve months ended December 31, 1997, a decrease of $535,812 from 1996's $690,634. Effective June 1, 1996 the Company began recording income from GalaxSea and I.T. Cruise marketing and franchise operations, which amounted to a loss of $236,926 in 1997 compared to 1996's loss of $339,862. On June 1, 1997 the Company began recording retail revenues as a result of operating the existing convenience store and fuel facility at the River Port Truck Stop in Port Allen, LA.,with a resulting operating loss of $44,019 through December 31,1997. The Company's operating profit before depreciation, amortization and interest expense amounted to $1,245,054 through December 31, 1997, down 26% from 1996's $1,677,792.

REVENUES TOTALED $23,806,042 THROUGH DECEMBER 31, 1996 COMPARED TO $19,709,299 FOR 1996, UP 21%.

     VIDEO POKER REVENUES totaled $14,947,240 through December 31, 1997, up $1,825,915, or 14% from 1996's $13,121,325. The majority of this growth in video poker revenue resulted from a full year of operation at The Diamond
Jubilee which generated incremental revenue of $1,201,398 during 1997.   Gains
were also achieved at the Pelican Palace - $359,146; the Gold Rush - $275,136; Stelly's Southern Gold - $125,374; and King's Lucky Lady -$55,230. Declines in video poker revenue were experienced at the Lucky Longhorn - $100,080 and Route operations -$90,289 from 1996 to 1997. Video poker revenue production by location for 1997 and 1996 was as follows:

     Lucky Longhorn, Vinton, LA - $3,516,099 in 1997 and $3,616,178 in 1996,
down 3%; resulting in average daily revenue per device (50 devices) of $193 through December 31, 1997 compared to 1996's $198.

     Pelican Palace, Toomey, LA - $3,093,173 in 1997 and $2,734,027 in 1996, up
13%; resulting in average daily revenue per device (50 devices) of $170 through December 31, 1997 compared to 1996's $150.

     Gold Rush, in Opelousas, LA - $3,070,091 in 1997 and $2,794,955 in 1996, up
10%; resulting in average daily revenue per device (50 devices) of $168 through December 31, 1997 compared to $153 for 1996.

     Diamond Jubilee generated $2,398,962 in 1997 compared to its contribution in 1996 of $1,197,564 for the six months ended December 31, 1996, an increase of 100%; resulting in average daily revenue per device (on an average of 40.9 devices) of $161 through December 31, 1997 compared to $132 per device (50 devices) from July 1996 through December 31, 1996.

     King's Lucky Lady, Port Barre, LA - $2,345,981 in 1997 and $2,290,751 in 1996, up 2%; resulting in average daily revenue per device (50 devices) of $129 through December 31, 1997 compared to 1996's $126.

     Route Operations - South LA - $339,083 in 1997 and $429,371 in 1996, down 21%; resulted in average daily revenue per device (on an average of 22 devices) of $42 through December 31, 1997 compared to average daily revenue per device (on an average of 25 devices) of $48 in 1996.

     Stelly's-LeBeau, LA - produced video poker revenue of $183,853 in approximately five months of operation compared to $58,479 for less than two months in 1996; resulting in average daily revenue per device (16 devices) of $78 through May 28, 1997 compared to average daily revenue per device (16 devices) of $83 in 1996.


     RETAIL REVENUES from fuel and convenience store, and food and beverage operations amounted to $7,553,400 in 1997 compared to 1996's $6,073,907, an increase of 24%.

     Combined fuel and convenience store sales for 1997 increased $1,335,107, or 29% to $5,966,888 compared to $4,631,781 in 1996. Fuel sales for 1997 amounted to $5,016,039 making up 66.4% of the Company's retail sales, compared to 1996's fuel sales of $3,906,306 contributing 64% of the Company's retail sales. Convenience store retail sales totaling $950,849 were up 31% for 1997 versus 1996's $725,474. Growth occurred at the Gold Rush, which reported $3,297,550 in revenue compared to 1996's $2,668,763, up 24%; King's Lucky Lady generated $2,160,010, up 10% from 1996's $1,963,018; and the River Port Truck Stop posted sales totaling $509,328 from June through December.

     1997 food and beverage sales increased $144,386, or 10% to $1,586,512, compared to $1,442,126 in 1996. Food and beverage sales for each location were as follows: King's Lucky Lady $821,342 in 1997 compared to 1996's $794,328, up 3%; Pelican Palace - $276,764 in 1997 versus $237,210 in 1996, up 8%; Gold
Rush - $419,205 in 1997 compared to $368,003 in 1996, up 14%; and The Diamond Jubilee - $69,201 in 1997 compared to $42,585 for 1996, up 63%.


     CRUISE REVENUES generated by I.T. Cruise and GalaxSea totaled $1,305,402 in 1997 compared to $514,067 for the seven months ended December 31, 1996. I.T. Cruise revenue resulting from its contracts with International Tours, Inc. amounted to accrued overrides and commissions of $212,452 for 1997 compared to 1996's $220,000; there were no marketing fees from I.T. Cruise recorded in 1997
as compared to  $5,939 in 1996.   The accrual of GalaxSea's franchise system
revenues was comprised of overrides and commissions of $177,654 in 1997 versus $84,383 in 1996; monthly license fees of $131,871 in 1997 compared to $81,575 in 1996; franchise sales fees of $28,150 in 1997 versus 1996's $28,250; marketing fees totaling $664,853 in 1997 compared to 1996's $54,721; and convention and training fees of $90,422 in 1997 compared to $39,199 in 1996.

CASINO AND TRUCK STOP OPERATIONS

     CASINO AND TRUCK STOP OPERATIONS recorded direct operating profit from Casino and Truck Stop Operations of $2,945,893 in 1997, an increase of $304,173, or 12% over 1996's $2,641,720.

     The Gold Rush's casino and truck stop operations produced operating profit of approximately $1,142,331 in 1997 compared to $998,117 in 1996, up 14%. Fuel sales averaged approximately 191,000 gallons per month.

     The Lucky Longhorn's operating profit was approximately $648,338 in 1997 compared to $713,879 in 1996, down 9%. During the month of January 1997, operations were suspended for 3 days due to an ice storm. The Lucky Longhorn has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1996. The raising of the legal drinking age statewide from 18 to 21 years of age particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. Fuel sales averaged approximately 188,000 gallons per month.

     The Pelican Palace generated operating profit of approximately $554,697 in 1997 compared to 1996's $314,865, an increase of 76%. During the month of January 1997, operations were suspended for 3 days due to an ice storm. The Pelican has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1996. In 1996, a portion of the income was applied to the reduction of a note receivable, which was satisfied in May of 1996 (noted above). Fuel sales averaged approximately 145,000 gallons per month.

     King's Lucky Lady's operating profit for 1997 was approximately $492,147 compared to operating profit for 1996 of approximately $483,841, up 2%. See "Item 1 -- Description of Business -- Operation of Truck Stop Facilities -- King's Lucky Lady - Port Barre, Louisiana" for a discussion of the judgement rendered against Company regarding the validity of the it's option to renew the lease on King's Lucky Lady. The Company has filed a suspensive appeal in an effort to reverse this decision. Fuel sales averaged approximately 129,000 gallons per month.

     The Diamond Jubilee generated operating profit of approximately $97,604 in 1997, compared to 1996's $90,819, up 8%, representing a complete year of video poker income compared to six months of 1996; two competitors with a total of 80 video poker devices came into the market during 1997 thus diluting The Diamond Jubilee's market share. See " Item 1 -- Description of Business -- Operation of Video Poker Casinos -- The Diamond Jubilee - New Orleans, Louisiana" for a discussion of the loss of 10 devices at The Diamond Jubilee after December 31, 1996, and the expected loss of an additional five devices during the second quarter of 1998, until increased fuel sales are maintained. Fuel sales averaged approximately 89,000 gallons per month during 1997. Average fuel sales by
quarter for 1997 were as follows:   1st - 76,366 gallons per month;  2nd -
92,975 gallons per month;  3rd - 105,238 gallons per month; and 4th - 81,897
gallons per month.   Increased price competition has affected sales, which
resulted in less than the required minimum for the fourth quarter of 1997 (100,000 gallons per month is necessary for 50 devices), so the Company operated 50 devices from July of 1996 through January of 1997, but has only operated 40 devices since of February 1, 1997. In order to increase fuel sales substantially, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and the landlord to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel could be maintained at the minimum level to operate 50 devices, or even 40 devices.

     Route Operations generated operating profit for 1997 of approximately $46,133 compared to operating profit for 1996 of approximately $61,596, down 25%. At December 31, 1997, the Company had 13 devices operating within 6 locations, compared to 1996, when the Company operated 22 devices within 10 locations. The reduction in the number of route locations is the result of the expiration of the initial five year operating leases with tavern owners who have elected to purchase and operate their own video poker devices. The original operating leases had no provision for renewal.

     Stelly's Southern Gold recorded operating profit through December 31, 1997 of approximately $8,662 compared to a loss in 1996 of $21,397. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility on May 28, 1997. See "Item 1 -- Description of Business -- Operation of Video Poker Casinos -- Stelly's - LeBeau, Louisiana" for a discussion of the the termination of this operating lease and the loss of all 16 devices at Stelly's.

     River Port Truck Stop posted sales of $509,328 for the months of June through December of 1997, resulting in an operating loss of $44,019 for 1997. Fuel sales averaged approximately 49,000 gallons per month.


CRUISE OPERATIONS

     COMBINED CRUISE OPERATIONS recorded an operating loss which amounted to $236,926 in 1997, on revenues totaling $1,305,402. 1996's loss of $339,862 for seven months of operations was recorded based on revenues of $514,057. The gain in revenue was for the most part due to marketing fees totaling $664,853 in 1997 compared to 1996's $54,721. These marketing fees were the result of a broad based program coordinated by GalaxSea to produce cruise industry publications and promotions subscribed to by the cruise lines. Also, a complete year of operations illustrated the annualized impact of accrued overrides and commissions, monthly license fees, convention and training fees on total operating revenue. A change in the marketing contract with Princess Cruises caused accrued overrides and commissions to reflect a reduction in revenue in 1997 in the amount of $115,000, as the fees previously accrued in 1997 and expected to be received in January of 1998 are now going to be paid quarterly throughout each year starting in 1998. The GalaxSea franchise system was expanded to 69 during 1997, up from 1996's 61 franchisees; the growth was comprised of seven add-ons and one start-up.

     GalaxSea's 1997 revenues amounted to $1,092,050, with an operating loss of approximately $382,865; revenues recorded for I.T. Cruise were $212,452, with an operating profit of approximately $145,939 for 1997.


EXPENSES TOTALED $23,651,220 THROUGH DECEMBER 31, 1997 COMPARED TO $19,018,665 FOR 1996, UP 24%.

     VIDEO POKER operations recorded a direct cost of revenue amounting to $8,535,678 in 1997 and $7,551,036 in 1996, an increase of 13%. This includes fees paid to the State of Louisiana of $5,090,508 (34.1% of video poker revenue) in 1997 and $4,478,153 (34.1% of video poker revenue) in 1996, and profit sharing payments as defined in operating and management contracts of $3,483,915 (23.3% of video poker revenue) in 1997 and $3,072,885 (23.4% of video poker revenue) in 1996.

     RETAIL operations recorded a cost of revenue related to fuel, convenience store, food and beverage operations totaling $6,304,179 (83.5% of truck stop and convenience store sales) in 1996, compared to $5,031,519 (82.8% of truck
stop and convenience store sales) in 1996.   Fuel cost of goods sold for 1997
amounted to $4,722,738, representing a cost margin of 94.2%, compared to 1996's fuel cost of goods sold totaling $3,748,439, with a cost margin of 96%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during 1997, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. Convenience store retail cost of goods sold totaling $807,846 (85.0% of sales) was up 30% for 1997 versus 1996's $621,383 (85.7% of sales). In addition, the cost of revenue in food and beverage operations amounted to $773,595, up 17% in 1997 with a cost of goods sold margin of 48.8% compared to 1996's $661,697, with a cost of goods sold margin of 45.9%. Restaurant promotions designed to increase fuel sales contributed to this decline in profit margin along with the pass through of minimum wage cost increases. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates three of these low volume restaurants.

     CRUISE operations recorded a direct cost of revenue amounting to $671,313 for 1997. This was comprised of marketing, training and promotional expenses totaling $ 599,068 and royalty fees of $72,245. During 1996 the Company recorded a total of $101,3897 in direct costs of revenue.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $7,078,853 in 1997 and $5,554,120 in 1996 represented 29.7% and 28.2% of total revenue for 1997 and 1996, respectively.

     DEPRECIATION AND AMORTIZATION amounted to $754,021 in 1997 and $664,365 in 1996. The Company recorded depreciation and amortization for a full fiscal period in 1997, which totaled $346,492 compared to 1996's $168,304, resulting from the acquisition of GalaxSea and I.T. Cruise, which took place in June of
1996.  Interest expense was $336,211 in 1997 and $322,793 in 1996.   Other
revenue and expense (net) was $67,780 in 1997, compared to $$206,557 in 1996.


COMPARISON OF 1997 TO 1996

     VIDEO POKER revenues increased from $13,121,325 in 1996 to 14,947,240 in 1997, up $1,825,915 or 14%, due primarily to a full year of operation at The Diamond Jubilee, which generated revenue of $2,398,962 during 1997 compared to $1,197,564 in 1996, an increase of $1,201,398, or 100%. The Pelican Palace produced $3,093,173 in 1997 versus $2,734,027 in 1996, an increase of $359,146, or 13%. The Gold Rush posted $3,070,091 in 1997 compared with $2,794,955 in 1996, up $275,136, or 10%. Stelly's produced video poker revenue of $183,853 in approximately five months of operation compared to $58,479 for less than two months in 1996; an increase of $125,374. King's Lucky Lady recorded video poker revenues of $2,345,981 in 1997 versus $2,290,751 in 1996, up $55,230, or 2%.
Declines in video poker revenue were experienced at the Lucky Longhorn from $3,616,178 in 1996 to $3,516,099 in 1997, down $100,080, or 3%; and Route operations to $339,083 in 1997 from $429,371 in 1996, down $90,289, or 21%.

     RETAIL revenues from fuel and convenience store, food and beverage operations amounted to $7,553,400 in 1997 compared to 1996's $6,073,907, an increase amounting to $1,479,493, or 24%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $1,272,660, or 25% from $5,031,519 in 1996 to $6,304,179 in 1997.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES totaled $7,091,843 in 1997 and $5,572,545 for 1996, an increase of $1,519,298, or 27.3%. This overall increase resulted primarily from payroll, contract and professional services, truck stop and casino promotional expenses and new operations.

     Payroll related expenses increased $354,691, or 13%, from $2,823,026 in 1996 to $3,177,717 in 1997. This overall increase in payroll expense was comprised of the following: operating The Diamond Jubilee for a full fiscal period resulted in an increase in labor cost over 1996 of $104,717; Cruise Operations added $81,030; River Port added $36,565; and Stelly's added $14,304; and all other payroll expenses were up $118,075, an increase of 4.6%. The increase in the Federal Minimum Wage from $4.35 per hour to $4.75 per hour went into effect on October 1, 1996 and was increased again on September 1, 1997 to $5.15 per hour. This increase was passed through by vendors and contractors which raised the Company's overall level of direct operating expenses.

     Contract and professional services (outside services) expenses increased $434,016, or 69%, from $626,017 in 1996 to $1,060,033 in 1997; which included legal and accounting fees totaling $413,695 in 1997 and $177,023 for 1996, an increase of $236,672, or 134%, resulting from regulatory and licensing issues as discussed above; casino security costs of $313,992 in 1997 and $226,381 for 1996, an increase of $88,445, or 39%, resulting from operating The Diamond Jubilee for a full fiscal period and the increase in the Federal Minimum Wage; and consulting fees totaling $331,512 in 1997 and $222,613 for 1996, an increase of $108,899, or 49% related to a full fiscal period in cruise marketing operations.

     Truck stop and casino promotional expenses amounted to $804,897 in 1997, up 30%, or $187,530 from 1996's $617,367, consisting of 3.9% and 3.2% of combined truck stop and casino revenue for 1997 and 1996 respectively. This increase in promotional expense was the result of targeted marketing programs to maintain and/or to increase fuel sales and to increase the length of time customers spend in the casino.

     The Company recorded expenses for a full fiscal period for The Diamond Jubilee and cruise marketing operations, along with seven months in 1997 operating the existing convenience store and fuel facility at the River Port Truck Stop. Direct operating expenses associated with these operations, but excluding payroll, outside services and promotional expenses, amounted to $777,440 in 1997 compared to 1996's $307,609, an increase of $469,831, or 153%. These incremental direct operating expenses were recorded for cruise operations, up $282,334, or 123%, The Diamond Jubilee, up $106,536, or 136%, and River Port added $80,961.

     All other expenses totaled $1,271,756 in 1997 compared to $1,198,526, an increase of $73,230, or 6.1%.

     DEPRECIATION AND AMORTIZATION amounted to $754,021 in 1997 and $664,365 in 1996, an increase of $89,656, or 14%. Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $335,324 in 1997 compared to $425,807 for 1996. Depreciation and amortization on truck stop and convenience store operations totaled $59,215 in 1997 and $51,829 for 1996; and amounted to $12,990 in 1997 versus 1996's $18,425 on corporate assets. Interest expense was $336,211 in 1997 and $322,793 for 1996, an increase of $13,418, or 4%. Combined other revenue and expense (net) totaled $67,780 in 1997, which includes rental income, interest income, ATM commissions and miscellaneous gains and losses on the disposal of assets. In addition, during 1997 the Company and Operator were subject to a court order which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997. This escrow requirement amounted to $139,660 through December 31, 1997 and was recorded as an expense entitled as a "litigation reserve".

YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the digit value to 00. The risk is that computer systems will not properly recognize sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption.

     The Company is conducting a review of its computer systems and is taking steps to correct Year 2000 compliance issues. The Company benefits from having relatively new computer systems in most locations and management believes the Year 2000 issues can be mitigated without a significant potential effect on the Company's financial position. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without costs and uncertainties that might affect the future financial results or cause reported financial information to not be necessarily indicative of future operating results or future financial condition.

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts included in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator, maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's markets, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-KSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.



                                   PART III

For information called for by Items 9, 10, 11 and 12, reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on or around June 3, 1998, which the Company intends to file with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein by reference.


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

     Exhibit
     Number           Description of Exhibits
     ------           -----------------------

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

     10.8.1 Conditional Sale Contract Promissory Note and Security Agreement dated November 23, 1993 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.20.1 to the Form S-4 and incorporated herein by reference .

     10.8.2           Assignment dated November 22, 1993 relating to Exhibit
                      10.20.1 filed as Exhibit 10.20.2 to the Form S-4 and incorporated herein by reference.

     10.9.1 Conditional Sale Contract Promissory Note and Security Agreement dated October 7, 1993 between OM and A.M.A. Distributors, Inc. filed as Exhibit 10.21.1 to the Form S-4 and incorporated herein by reference .

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

     10.14.5 Collateral Promissory Note dated July 21, 1993 in the original principal amount of $1,450,000 payable by Curray Corporation to OM filed as Exhibit 10.27.5 to the Form S-4 and incorporated herein by reference .

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

     10.28.1 Lease Agreement dated January 17, 1997 between S.W. Day and T. Joe Calloway and River Port Truck Stop, Inc. (a subsidiary of the Company) filed as Exhibit 10.28.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference.

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


                                    NORTH AMERICAN GAMING AND
                                    ENTERTAINMENT CORPORATION


April 13, 1998                      By:  /s/ E. H. Hawes, II, President
                                        --------------------------------------
                                        E. H.  Hawes, II, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 13, 1998                      /s/ E. H. Hawes, II
                                    ------------------------------------------
                                    E.H. HAWES, II
                                    Director (Chairman)

April 13, 1998                      /s/ Daryl N. Snadon
                                    ------------------------------------------
                                    DARYL N. SNADON
                                    Director

April 13, 1998                      /s/ Richard P. Crane, Jr.
                                    ------------------------------------------
                                    RICHARD P. CRANE, JR.
                                    Director


April 13, 1998                      /s/ George J. Akmon
                                    ------------------------------------------
                                    GEORGE J. AKMON
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Principal Financial
                                    and Accounting Officer)

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                              PAGE
                                                              ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       F-2

CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - FOR THE YEARS ENDED
 DECEMBER 31, 1997 AND 1996                                    F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -
 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996                F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE YEARS ENDED
 DECEMBER 31, 1997 AND 1996                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-7

                              ARTHUR ANDERSEN LLP




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
North American Gaming and Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of North American Gaming and Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Gaming and Entertainment Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP



New Orleans, Louisiana,
March 12, 1998

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------

                                                          1997          1996
                                                          ----          ----
ASSETS
------

CURRENT ASSETS:
  Cash                                               $   428,454   $   364,965
  Restricted cash                                        187,258       183,529
  Accounts receivable                                    361,684       291,597
  Inventories, at cost                                   151,903        81,557
  Prepaid insurance                                       94,326        99,328
  Notes receivable - current                              16,009       135,824
  Current deferred tax asset                              19,030        19,030
                                                     -----------   -----------
                                                       1,258,664     1,175,830
                                                     -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                         1,351,791     1,492,255
                                                     -----------   -----------

OTHER ASSETS:
  Deposits                                               151,768        76,488
  Long-term deferred tax asset                           428,948       539,448
  Revenue interest rights, net of accumulated
    amortization                                         235,393       286,753
  Trade name, contract rights and organizational
    costs, net of accumulated amortization               168,418       258,583
  Goodwill, net of accumulated amortization              928,512     1,183,607
  Notes receivable - long-term                            33,523        49,173
                                                     -----------   -----------
                                                       1,946,562     2,394,052
                                                     -----------   -----------
       Total assets                                  $ 4,557,017   $ 5,062,137
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities           $ 1,333,703   $ 1,005,349
  Notes payable - current                              1,341,130     1,385,597
  Income taxes payable                                    10,774        32,017
  Preferred stock dividends payable                      780,000       780,000
                                                     -----------   -----------
  Total current liabilities                            3,465,607     3,202,963
                                                     -----------   -----------

NOTES PAYABLE - LONG-TERM                                663,249       898,756
                                                     -----------   -----------

NOTES PAYABLE TO CERTAIN STOCKHOLDERS - LONG-TERM      1,288,827     1,757,706
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A preferred stock, $3.00 par value,
    10% annual cumulative dividend, 1,600,000
    shares authorized, 1,287,000 shares issued at
    December 31, 1997 and 1996                         3,861,000     3,861,000
  Preferred stock, series "B" $.01 par value,
    8,000,000 shares authorized and issued at
    December 31, 1997 and 1996                            80,000        80,000
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 20,095,698 and 20,093,347 shares
    issued at December 31, 1997 and 1996                 200,957       200,957

  Additional paid-in capital (deficit)                (3,257,112)   (3,257,112)
  Retained earnings (deficit)                         (1,745,511)   (1,682,133)
                                                     -----------   -----------
                                                        (860,666)     (797,288)
                                                     -----------   -----------
       Total liabilities and stockholders' equity    $ 4,557,017   $ 5,062,137
                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                                          1997          1996
                                                          ----          ----
REVENUE:
  Video poker                                        $14,947,240    $13,121,325
  Truck stop and convenience store                     7,553,400      6,073,907
  Cruise                                               1,305,402        514,067
                                                     -----------    -----------
                                                      23,806,042     19,709,299
                                                     -----------    -----------

COSTS AND EXPENSES:
  Video poker:
    Cost of revenue                                    8,574,423      7,551,036
    Depreciation and amortization                        335,324        425,807
                                                     -----------    -----------
                                                       8,909,747      7,976,843
                                                     -----------    -----------

  Truck stop and convenience store:
    Cost of revenue                                    6,304,179      5,031,519
    Depreciation and amortization                         59,215         51,829
                                                     -----------    -----------
                                                       6,363,394      5,083,348
                                                     -----------    -----------

  Cruise:
    Cost of revenue                                      671,313        101,389
    Depreciation and amortization                        346,492        168,304
                                                     -----------    -----------
                                                       1,017,805        269,693
                                                     -----------    -----------

  General and administrative, including
    depreciation of $12,990 and $18,425
    in 1997 and 1996                                   7,091,843      5,572,545
                                                     -----------    -----------

OPERATING INCOME                                         423,253        806,870
                                                     -----------    -----------

  Interest expense                                       336,211        322,793
  Other revenue, net                                      67,780        206,557
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 154,822        690,634

  Provision for income taxes                             218,200        378,279
                                                     -----------    -----------

NET INCOME (LOSS)                                        (63,378)       312,355

LESS:  Preferred stock dividends                            -          (200,000)
                                                     -----------    -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK         $   (63,378)   $   112,355
                                                     ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE                         $.00           $.01
                                                        ====           ====



   The accompanying notes are an integral part of the financial statements.

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                ----------------------------------------------

                                                                                                            Total
                                            Class A   Preferred              Additional      Retained   Stockholders'
                                           Preferred    Stock     Common       Paid-in       Earnings       Equity
                                             Stock    Series "B"  Stock   Capital (Deficit)  (Deficit)    (Deficit)
                                           ---------  ----------  ------  -----------------  ---------  -------------
BALANCE, December 31, 1995                 $4,800,000   $  -      $147,116   $(3,334,565)   $(1,794,488)   $(181,937)
                                           ----------   -------   --------   -----------    -----------    ---------
ISSUANCE OF COMMON STOCK
 AND PREFERRED STOCK
 SERIES "B" TO ACQUIRE
 GALAXSEA CRUISES AND
 TOURS, INC. AND IT CRUISE,
 INC., $.01 par value, 4,934,106
 COMMON SHARES, 8,000,000
 PREFERRED "B" shares                            -       80,000     49,341          -              -         129,341

RETIREMENT OF CLASS A
 PREFERRED STOCK                             (939,000)     -          -             -              -        (939,000)

ISSUANCE OF COMMON STOCK
 TO ENTER OPERATING
 AGREEMENT WITH NEW
 ORLEANS VIDEO POKER, INC.
 $.01 par value, 450,000 shares                  -         -         4,500        77,453           -          81,953

CLASS A PREFERRED STOCK
 DIVIDENDS                                       -         -          -             -          (200,000)    (200,000)

NET INCOME FOR THE YEAR
 ENDED DECEMBER 31, 1996                         -         -          -             -           312,355      312,355
                                           ----------   -------   --------   -----------    -----------    ---------

BALANCE, December 31, 1996                 $3,861,000   $80,000   $200,957   $(3,257,112)   $(1,682,133)   $(797,288)

NET INCOME FOR THE YEAR
 ENDED DECEMBER 31, 1997                         -         -          -             -           (63,378)     (63,378)
                                           ----------   -------   --------   -----------    -----------    ---------

BALANCE, December 31, 1997                 $3,861,000   $80,000   $200,957   $(3,257,112)   $(1,745,511)   $(860,666)
                                           ==========   =======   ========   ===========    ==='=======    =========



   The accompanying notes are an integral part of the financial statements.

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                ----------------------------------------------

                                                        1997          1996
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ (63,378)  $   312,355
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Gain on sale of property, plant and equipment        -          (17,451)
     Depreciation and amortization                     729,009       663,359
     Bad debt expense                                   14,500          -
     Deferred tax expense                              110,500       172,135
 Changes in operating assets and liabilities:
   (Increase) decrease in-
     Accounts receivable                               (70,087)     (125,950)
     Income taxes receivable                              -          116,634
     Inventories                                       (70,346)      (21,666)
     Prepaid insurance                                   5,002       (52,253)
     Deposits                                          (75,280)      (29,242)
   Increase (decrease) in:
     Accounts payable and accrued liabilities          328,354       183,714
     Income taxes payable                              (21,243)       32,017
                                                     ---------   -----------

     Net cash provided by operating activities         887,031     1,233,652
                                                     ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment      -           30,148
 Purchases of property, plant and equipment           (228,742)     (305,503)
 Advances on notes receivable                           (5,045)      (75,058)
 Repayments by borrowers                               126,010       333,671
 Acquisition of GalaxSea and IT Cruise                    -         (100,000)
                                                     ---------   -----------

   Net cash used in investing activities              (107,777)     (116,742)
                                                     ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Retirement of Preferred Stock                            -         (939,000)
 Proceeds from borrowings                               66,664     1,027,334
 Payments on borrowings                               (778,700)   (1,352,869)
                                                     ---------   -----------

     Net cash used in financing activities            (712,036)   (1,264,535)
                                                     ---------   -----------

NET INCREASE (DECREASE) IN CASH                         67,218      (147,625)

CASH - beginning of year                               548,494       696,119
                                                     ---------   -----------

CASH - ending of year                                $ 615,712   $   548,494
                                                     =========   ===========

CASH PAID DURING THE YEAR FOR:
   Income taxes, net of refunds received             $ 148,128   $    52,233
   Interest                                          $ 273,052   $   321,507


   The accompanying notes are an integral part of the financial statements.

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------



1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ---------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of North American Gaming and Entertainment Corporation, a Delaware corporation (NAGEC) and its consolidated subsidiaries, OM Operating, LLC (OM), GalaxSea Cruises and Tours, Inc. (GalaxSea), and IT Cruise, Inc. (IT Cruise), (collectively, the Company).

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

The Company's operations as of December 31, 1997 consisted of the truck stop facilities and video poker casinos in three truck stops, the video poker casinos in two other truck stops, and the video poker devices for a route of 6 bars and restaurants, all located in the state of Louisiana. The Company also operates two subsidiaries in the cruise travel business, GalaxSea and IT Cruise (see Note
10).

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

Mr. Williams is allocated 51% of the profits and losses of Operator. OM is allocated 49% of the profits and losses of Operator. Notwithstanding the above, each member's distributive share of income, gain, loss, deduction or credit shall conform with the Operating Agreement of the Operator which provides net income after the gross income allocation to OM to be allocated to OM and Mr. Williams in proportion to their respective capital account balances.

Application of the above provisions of the Operating Agreement of Operator resulted in 100% of the net income being allocated to OM and 0% being allocated to Mr. Williams for the years ended December 31, 1997 and 1996.

Upon dissolution each member shall first be entitled to a distribution equal to the fair market value (measured as of the date contributed) of their contributions to Operator. After this return of capital distribution, the remaining assets will be distributed in the same proportion as each member's remaining equity accounts bears to the total remaining equity of Operator.

See discussion at Note 7 of the license renewal process which could require the Company to restructure this ownership structure.

Regulation
----------

Video poker revenue represents approximately 63% and 67% of the Company's operating revenue for the years ended December 31, 1997 and 1996, respectively. Failure to comply with Louisiana State Police regulations regarding Video Poker could result in its license being revoked (see Note 7).

Earnings (Loss) per Common Share
--------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which simplifies the computation of earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Under SFAS No. 128, the Company computes two earnings per share amounts - basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. No such dilutive effect existed in regards to the Company's earnings per share as there were no dilutive options outstanding as of year end of either period presented. Retroactive application of SFAS No. 128 did not result in any change in previously reported historical earnings per share.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the company to report financial and descriptive information about its operating segments. The Company will adopt SFAS No. 131 in 1998.

2.  PROPERTY AND EQUIPMENT:
    -----------------------

Expenditures for property and equipment are recorded at cost. Renewals and improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance, repairs and other renewals are charged to expense. Property and equipment included the following:

                                        1997          1996
                                        ----          ----
    Land                           $    10,000   $    10,000

    Buildings                          257,064       257,064

    Leasehold Improvements             937,115       829,093

    Video Poker Machines             1,670,935     1,659,828

    Furniture and Equipment            565,996       480,600

    Vehicles                            84,894        60,677
                                   -----------   -----------

                                     3,526,004     3,297,262
    Less Accumulated Depreciation   (2,174,213)   (1,805,007)
                                   -----------   -----------

    Property and Equipment - Net   $ 1,351,791   $ 1,492,255
                                   ===========   ===========

Depreciation is provided over the estimated useful lives of assets using an accelerated method for financial accounting purposes. Depreciation expense totaled $369,206 and $445,841 for 1997 and 1996, respectively.

Video poker machines are pledged to secure certain notes payable and a letter of credit. (See Notes 5 and 7).

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
    -----------------------------------------

Accounts Payable and Accrued Liabilities as of December 31, 1997 and 1996 included the following:

                                       1997        1996
                                       ----        ----
    Trade accounts payable         $  646,760  $  443,138
    Accrued payroll                   174,967     120,523
    Accrued interest payable           85,832      19,509
    State franchise fees payable      207,210     211,744
    Gaming allocations payable        209,844     210,435
    Other                               9,090        -
                                   ----------  ----------

                                   $1,333,703  $1,005,349
                                   ==========  ==========

4.  INCOME TAXES:
    -------------
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated U. S. Federal tax return.

The components of the provision for income taxes as shown on the accompanying consolidated statement of operations, are as follows:

                            1997       1996
                            ----       ----
    Current  -  Federal   $ 48,647   $116,635
             -  State       59,053     89,509
    Deferred               110,500    172,135
                          --------   --------

                          $218,200   $378,279
                          ========   ========

Components of the net deferred tax asset are as follows:

                                          1997          1996
                                          ----          ----
    Deferred tax assets:
    Net operating loss carryforwards   $1,172,879    $1,283,379
    Vacation accrual                       29,325        14,103
    Other, net                              4,499        20,410
                                       ----------    ----------

    Total deferred tax assets           1,206,703     1,317,892
    Less - valuation allowance           (758,725)     (759,414)
                                       ----------    ----------

    Net deferred tax assets            $  447,978    $  558,478
                                       ==========    ==========

At December 31, 1997, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $3,316,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $330,000. The amounts of operating loss carryforwards expire in varying amounts each year beginning in 1996 through 2008. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided. Effective January 1, 1996, the Company reduced the valuation allowance by approximately $720,000 which eliminated all of the unamortized goodwill associated with the Western merger at that date.

The following is a reconciliation of the U. S. statutory tax rate to the Company's effective rate for the years ended December 31, 1997 and 1996:

                               1997   1996
                               ----   ----
    Statutory rate             34.0%  34.0%
    Goodwill amortization      72.7    8.2
    State income taxes         49.3   13.0
    Other                     (15.1)  (0.4)
                              -----   ----

    Company's effective rate  140.9%  54.8%
                              =====   ====

The availability of the Company's NOL carryforward to offset future income taxes is currently being challenged by the Internal Revenue Service. In the opinion of management, based on the advice of legal counsel, the Company expects its position to be upheld upon appeal.

5.  NOTES PAYABLE:
    --------------

                                                         1997          1996
                                                         ----          ----
NOTES PAYABLE TO A BANK, interest at 8.5%,
  secured by a collateral mortgage
  note in the amount of $1,450,000
  and guaranteed by certain stockholders             $   828,625   $ 1,023,217

NOTES PAYABLE TO CERTAIN STOCKHOLDERS,
  unsecured, interest at 9%, payable in
  36 equal monthly installments, issued
  in exchange for 100% of stock of Ozdon
  Investments, Inc.                                      334,558       669,492

NOTE PAYABLE TO A STOCKHOLDER, interest
  at 9%, payable in monthly installments
  of $50,000.  Loan collateralized by
  security interest in 100 % of the
  stock of GalaxSea and IT Cruise.                     1,116,854     1,199,219

NOTES PAYABLE TO CERTAIN STOCKHOLDERS,
  interest of 9%, payable in equal monthly
  installments until maturity on June 1, 2003,
  collateralized by a subordinated debenture.            896,346       913,274

NOTE PAYABLE TO A BANK, interest of prime plus
  2% (10.75% at December 31, 1996), payable in
  monthly installments of  $20,833 of principal
  plus interest.  The note is guaranteed by a
  stockholder of the Company                                -           68,878


OTHER                                                    116,823       167,979
                                                     -----------   -----------

                                                       3,293,206     4,042,059

  Less:  Current Portion                              (1,341,130)   (1,385,597)
                                                     -----------   -----------

  Long-Term Portion                                  $ 1,952,076   $ 2,656,462
                                                     ===========   ===========

The amounts due in subsequent years are as follows:

              1998                      $1,340,754
              1999                       1,015,022
              2000                         425,547
              2001                         320,906
              2002                         190,977
                                        ----------

              Total                     $3,293,206
                                        ==========

Debt Restructuring
------------------

As of March 1, 1998, the Company was in arrears in payments to International Tours, Inc. (International), a related party, on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,116,854 at December 31, 1997 and March 1, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. The Company is current in payment of all other indebtedness and payables except as discussed below.

The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the amounts accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is no longer in arrears, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 at December 31, 1997 and March 1, 1998. These notes require aggregate payments of principal and interest of $11,250 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company.

As of December 31, 1997, the carrying value of the Company's long-term debt approximated fair value.

6.  RELATED PARTY TRANSACTIONS:
    ---------------------------

During 1996, the Company acquired GalaxSea and IT Cruise from International Tours, Inc. (International). The principal owner of IT Cruise was a minority shareholder of the Company at the time of the acquisitions. The additional common and preferred Class B shares issued as part of the consideration for this transaction gave International ownership in 44% of the total common and Preferred Class B shares of the Company. Since October 27, 1996, the Company has subleased space in its corporate office to International receiving rents of $19,100 and $3,200 in 1997 and 1996, respectively. Several employees of International also perform duties for GalaxSea and IT Cruise. The Company has an agreement under which it reimburses International for services provided by its employees. Payments under this agreement were $111,000 and $105,000 in 1997 and 1996, respectively. In 1997, the Company performed certain accounting services for International and received $13,000. In 1997 and 1996, 4 and 37 franchise locations of International were converted to franchises of GalaxSea, respectively. In conjunction with the GalaxSea and IT Cruise acquisitions, as well as the retirement of preferred stock, NAGE incurred notes payable to certain shareholders in 1996, as detailed in Note 5. At December 31, 1996, the Company held a note receivable from International totaling $117,911.

During 1997 and 1996 the Company paid a significant shareholder consulting fees totaling $68,750 and $37,000.

During 1996, the Company acquired the rights to operate the Diamond Jubilee from New Orleans Video Poker, Inc. (NOVP) a corporation owned 79.6% by shareholders of the Company (see Note 9).

7.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES:
    ----------------------------------------------

The Company's gaming operations are located in south central and southwest Louisiana. Substantially all of the Company's customers reside in eastern Texas or southern Louisiana. A change in general economic conditions or the extent and nature of regulations enabling gaming in Louisiana or Texas could adversely effect future operating results of the Company.

The Company's operations in Louisiana depend on the continued licensability and qualification of the Company and its subsidiary under the laws enacted in the state of Louisiana. Such licensing and qualifications are reviewed periodically by the gaming authorities in Louisiana.

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

King's Lucky Lady
-----------------

As discussed in Note 9, the initial term of the lease for King's Lucky Lady expired on April 30, 1997. As of March 12, 1998, the parties have been unable to negotiate a percentage rental acceptable to both parties for the lease to be renewed. The Company has been notified by the lessor of his intention to terminate the lease. On March 3, 1998, the 27th Judicial District Court in St. Landry Parish, Louisiana issued a partial final judgment which deemed the lease invalid effective April 30, 1997, and required the Company to vacate the property. The Company has appealed this judgment. The outcome of the suspensive appeal, which was filed with the Third Circuit Court of Appeals, is uncertain at this time. Since April 30, 1997 the Company has been depositing 50% of net cash from operations from the King's property into an escrow account. As conditions to filing the appeal, the Company provided a $250,000 letter of credit in lieu of a suspensive appeal bond, and effective March 3, 1998 is required to deposit 100% of all net operating cash flows in the escrow account. The Company has not included the escrowed cash, which totaled $140,000 at December 31, 1997, in its balance sheet and has recorded an expense for this amount. King's Lucky Lady accounted for $2,317,000 of the Company's gaming revenues for 1997.

Lucky Longhorn
--------------

The Company has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years, commencing August 2, 1992 (see Note
9). The Company and Longhorn split equally the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the 22.5% (32.5% after July 1, 1994) net device revenues tax payable to the state. The Company has interpreted the Act of Contract and Agreement to provide that the full 32.5% net device revenue tax is deducted for purposes of determining net revenues, but Longhorn has questioned whether only the former rate of 22.5% should be used for these purposes. The reduction in Longhorn's net revenue distributions for 1997 (a full year), 1996 (a full year), 1995 (a full year) and 1994 (six months only) utilizing the full 32.5% tax, rather than the 22.5% tax, was $351,227, $180,420, $209,190 and $116,162, respectively. The Company believes its interpretation is correct and has filed a petition in Louisiana state court seeking a concurring opinion by the court.

Louisiana Regulations
---------------------

According to the regulations established by the State Police of Louisiana (the Division) for video draw poker machines, the licensed facility's primary business annual gross revenue shall exceed the facility's video gaming annual gross revenue. For the period ended December 31, 1997 and 1996, the Company was in violation of this regulation. This regulation was not being enforced in 1997 and 1996. Currently, gaming laws in effect do not contain a provision similar to this regulation, and the Division has informally indicated that it does not plan to enforce any of its regulations that are not based on express statutory provisions. Management presently anticipates that the Division will continue to choose not to enforce this regulation.

Effective July 1, 1994, the Louisiana legislature adopted additional standards to be satisfied for a truck stop facility for placement of video poker devices. These standards include increasing the required parking area for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring on-site repair facilities; and requiring that certain other amenities be available for truck drivers. Operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 1997, all five truck stops at which the Company operates truck stop casinos satisfied these additional criteria.

The franchise payment payable to the State of Louisiana in 1996 and 1997 was 32.5% of net gaming device revenue for truck stop casinos and 26% of net gaming device revenue for devices placed in bars and restaurants.

The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities would have until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales. As of December 31, 1997, four of the five Company facilities met the monthly fuel sales requirements. However, fuel sales at the Diamond Jubilee location did not meet the minimum for a casino with forty video poker machines, and the property may face additional loss of machines. This property accounted for $2,398,000 of the Company's gaming revenues for 1997.

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its financial position.

8.  STOCKHOLDERS' EQUITY:
    ---------------------

The Class A preferred stock has a par value of $3 per share and bears a 10% annual cumulative dividend on par value, payable monthly to record holders on the last day of each month. No dividends have been paid since the issuance of the preferred stock in October 1994. During 1996, in conjunction with the retirement of 313,000 shares of Class A preferred stock at the time of the acquisition of GalaxSea and IT Cruise, the Class A preferred shareholders agreed to allow the Company to discontinue accruing dividends on preferred stock for a two-year period. (See further discussion at Note 10.) Dividends of $480,000 were accrued during 1996 and total accrued dividends payable are $780,000 at December 31, 1997 and 1996, respectively.

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

The Company may not without the vote or written consent by the holders of at least a majority of the outstanding class "A" preferred stock, voting as a separate class, amend the certificate so as to alter or change the powers, preferences or special rights of the preferred stock so as to adversely affect the holders of preferred stock. However, the designation by the Board of one or more series of existing authorized preferred stock with dividend, liquidation, voting or conversion rights having priority over or having greater or more beneficial rights per share than the preferred stock is not considered an amendment to the certificate for which the holders of preferred stock are entitled to vote as a class.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. FASB Statement No. 123 AAccounting for Stock-Based
Compensation: ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 are presented below.

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

No options to purchase the Company's stock were issued during 1997.

A summary of the company's stock options as of December 31, 1997 and 1996 and changes during the year ended on those dates follows:

                                              1997                      1996
                                    ------------------------  ------------------------
                                            Weighted Average          Weighted Average
                                    Shares   Exercise Price   Shares   Exercise Price
                                    ------  ----------------  ------  ----------------
Outstanding at beginning of year    710,000       $.45        210,000       $.80
 Granted                               -            -         500,000        .30
 Exercised                             -            -            -            -
 Cancelled                             -            -            -            -
                                    -------       ----        -------       ----
Outstanding at end of year          710,000       $.45        710,000       $.45
                                    -------       ----        -------       ----

Exercisable at end of year          710,000                   710,000
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

Had compensation cost for the company's 1996 options been determined consistent with SFAS 123, the Company's net income, net income applicable to common stockholders' and net income per common share for 1996 would approximate the pro forma amounts below:

                                        As Reported  Pro Forma
                                        -----------  ---------
Net income                                $312,355    $321,114
Net income applicable to common stock     $112,355    $ 31,114

Net income per common share                 $.01        $.00

There was no similar pro forma effect for 1997 as the Company issued no options during the year.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

9.  GAMING CONTRACTS:
    ----------------

The Company has five gaming establishments as well as video poker route operations in Louisiana as of December 31, 1997. The Company operated two additional gaming establishments during the year ended December 31, 1996 whose operations were discontinued by the Company during 1996. The Company's gaming contracts assign various percentages of gaming revenues of these establishments. When the Company enters into a contract with an establishment, it acquires the right to place gaming devices in its truck stop facilities or bars. These agreements provide the establishments and route operators a percentage of the net gaming income. In addition, the Company has a revenue sharing agreement on a single location (Gold Rush) which operates similar to the other gaming contracts, but the Company owns the truck stop facility. Below is a listing of the gaming contracts the Company has at December 31, 1997, and a definition of terms used.

NET GAMING INCOME - Video poker revenue less franchise fees and device fees.

ROUTE OPERATORS - Individuals who count, report, and deposit the gaming income.

Route Operations
----------------

The Company has contracts with several bars and restaurants. These contracts provide the establishment's owners with 50% of the net gaming income, and the route operator with 25% of the net gaming income. These contracts were signed from June 1992 through December 1992, and are for a period of five years each, and will not be renewed.

King's Lucky Lady
-----------------

In April 1992, the Company signed an agreement for the lease of the King's Truck Stop in Port Barre, Louisiana. Total rent expense in 1997 and 1996 for this lease was $318,901 and $316,351, respectively. This lease is for a term of five years beginning on May 1, 1992, with monthly rental payments of 20% of the net revenue from the video poker machines. The Company has an option to renew the lease for three additional five-year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. Minimum future rentals cannot be estimated since future revenues are not known.

See discussion at Note 7 of the Company's possible loss of the right to operate the video poker casino at King's Lucky Lady effective April 30, 1997.

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

                                      Grantee's % of
                Establishment's % of    Net Gaming
    Income       Net Gaming Income        Income
    ------      --------------------  --------------
    Years 1 - 2         30%                 70%
    Years 3 - 5         40%                 60%
    Thereafter          50%                 50%

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

As discussed in Note 7, Stelly's was temporarily closed on January 1, 1996, reopened in November, 1996, and was permanently closed in May, 1997.

Video gaming devices were removed from Stelly's during 1997 due to failure of the property to generate insufficient sales volumes to meet state requirements.

Pelican Palace
--------------

The Company lent approximately $1,450,000 to Curray Corporation during 1994 for the construction of a truck stop in Vinton, Louisiana. Curray Corporation started construction in 1993 and the Company began operating 50 video poker machines during 1994. Under the agreement with Curray, 70% of the net profit of the premise's operations are dedicated to repayment of the loan from the Company with the remainder split 50%/50% to each party. After the note was paid in full, the revenues were split 50%/50%. The agreement has an initial term of five years with three options to renew for an additional five years each. The note was paid in full during 1996.

Gold Rush
---------

The Gold Rush is located in Opelousas, Louisiana, at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Company owns this truck stop facility in addition to operating the gaming devices.

In December 1992, Ozdon Investments, Inc. (Ozdon) entered into a loan agreement that required, upon repayment of the loan, the creditor be paid a percentage (10%) of net gaming income as long as Ozdon continues to operate the gaming establishment in St. Landry Parish, Louisiana. In addition, in the event that Ozdon is sold to an unrelated party, the agreement provides for the creditor to receive 10% of the proceeds from the sale in excess of $265,000. Because the stated interest rate on the loan (6%) was substantially lower than Ozdon's effective borrowing rate at the time of the loan, the note was recorded at a discount at Ozdon's effective rate of interest. The difference between the face value of the note and the discounted value was recorded as a capital contribution to Ozdon to reflect the purchase of the revenue and liquidation rights of the creditor. Ozdon repaid the loan in October 1993, and the resulting distributions of net gaming income under this contract are included in video poker cost of revenues. Because the Company and Ozdon were related parties at the time of the sale, the agreement remains in effect after the acquisition of Ozdon by the Company.

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

  River Port
 -----------

The Company is currently in the process of procuring financing and designing a new video gaming facility located in Port Allen, Louisiana. The facility, which operates as a wholly-owned subsidiary of North American Gaming currently consists of a convenience store and truck stop. The Company has yet to determine whether cash flows will be sufficient to complete construction of the video gaming portion of the property as of March 12, 1998. Additionally, the agreement with the lessor of the subject property requires completion of a video poker facility by September 30, 1998. As of March 12, 1998, the Company's investment in River Port was approximately $200,000.

10.  ACQUISITIONS:
     -------------

On June 10, 1996 the Company acquired 100% of the issued and outstanding capital stock of GalaxSea and 100% of the issued and outstanding capital stock of IT Cruise from International. Both corporations were wholly-owned subsidiaries of International.

GalaxSea was acquired by virtue of a merger with a newly created wholly-owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of common stock and 8,000,000 shares of series "B" preferred stock to International. The 8,000,000 shares of series "B" preferred stock are entitled to one vote for each share issued and will vote together with the common stock as one class, and not as a separate class. Simultaneous to the closing of the merger, the Company also restructured its existing outstanding Class A preferred stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of the Class A preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A preferred stock into 8,240,000 shares of common stock at any time within two years of the closing date. In the event of any such forced conversion, International was granted anti-dilution protection and will, upon the issuance of such shares of common stock to the former holders of Class A preferred stock, be entitled to an additional 5,452,854 shares of common stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. The common and preferred stock issued in conjunction with the acquisition were recorded at $.01 per share which approximated fair value of the stock, as of the date of acquisition. The $780,000 of dividends on the Class A preferred stock accumulated and accrued through May 31, 1996 exists as accrued dividends payable. IT Cruise was acquired in exchange for $100,000 cash and a promissory note in the principal amount of $1,400,000 payable by the Company to IT Cruise.

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
                                               ========

The intangible assets in the above acquisitions comprise primarily of trade name, software development, and organization costs, and will be amortized by the Company over 5 years. The Company recognized $1,323,766 in Goodwill from this transaction, which is also being amortized over 5 years.