Form 10KSB40/A
period 1997-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1998-04-30
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                              (AMENDMENT NO. ONE)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

Transitional Small Business Disclosure Format (check one):

               Yes                   No   X
                   -----                ------

                               TABLE OF CONTENTS

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........    1
ITEM 10. EXECUTIVE COMPENSATION.............................................    3
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....    4
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................    7

                           NORTH AMERICAN GAMING AND
                           ENTERTAINMENT CORPORATION


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The following table provides information as of April 30, 1998, with respect to each of the Company's directors and each executive officer, and certain officers of certain of the Company's subsidiaries:

                                                                 Served as Executive
                                                                     Officer or
          Name                  Age        Position                Director Since

                           DIRECTORS AND EXECUTIVE OFFICERS

       E.H. Hawes, II            59     Director (Chairman)               1998
       Daryl N. Snadon/(1)/      53     Director                          1994
       Richard P. Crane, Jr.     58     Director and Secretary            1994
       George J. Akmon           54     Executive Vice                    1994
                                        President,
                                        Chief Operating Officer,
                                        Treasurer and Chief
                                        Financial Officer

                    CERTAIN OFFICERS OF CERTAIN SUBSIDIARIES

       Ron Blaylock              58     Chairman of I.T. Cruise,          1992
                                        Inc. and GalaxSea Cruises
                                        and Tours, Inc.
       Ted C. Parker             43     President of I.T. Cruise,         1997
                                        Inc. and GalaxSea Cruises
                                        and Tours, Inc.

----------------------
(1)  Member of Audit and Compliance Review Committee.


       E. H. HAWES, II. Mr. Hawes has been the Chairman of the Board, President and Chief Executive Officer of the Company since January 7, 1998. He has been the Chairman of the Board of IT Financial Corporation ("ITFC"), which is the holding company for International Tours, Inc. ("International"), since 1969, and has been the Chairman of the Board of International since 1969. ITFC and International are privately owned corporations engaged in the business of travel agency franchising and travel agency training and schools. Mr. Hawes has also been President of Glacier Petroleum, Inc., a privately owned oil and gas exploration company, since 1971.

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

       RICHARD P. CRANE, JR. Mr. Crane has been a partner in the law firm of Musick, Peeler and Garrett, Santa Monica, California, since February 1997, and prior to that time was a partner in the laws firms of Crane & McCann, Santa Monica, California, for approximately three years, Crane, Rayle & Lennemann, Santa Monica, California, for approximately two years, and Girardi, Keese & Crane, Los Angeles, California, for 14 years. Mr. Crane has practiced law for over 33 years, seven of which were with the U.S. Attorney General's Office where for five years he was the Attorney in Charge and Chief Trial Counsel of the Organized Crime and Racketeering Section of the Western Regional Office. He has served as a Director and as Secretary of the Company since October 1994. Mr. Crane is also a director of Service Merchandise, Inc. and Bullet Sports International, Inc. both of which are publicly traded companies. He is a graduate of Vanderbilt University and holds a law degree from Vanderbilt University Law School.

       GEORGE J. AKMON. Mr. Akmon has served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since November 1, 1994, as Treasurer since March 2, 1995, and served as a Director from November 1, 1994 until January 1, 1998. He also served as President and a Director of OM Investors, Inc. ("OM") from October 17, 1994 until December 15, 1995. He was also appointed as the Manager of OM Operating, L.L.C. ("Operator") on April 15, 1998. Mr. Akmon has been involved in the gaming and resort industries for approximately 25 years. Prior to his affiliation with the Company, Mr. Akmon owned his own consulting firm for approximately 14 months and provided consulting services in the gaming industry and general business area. Prior to that he was Chief Financial Officer of the Dunes Hotel & Country Club in Las Vegas, Nevada, for nine months, Chief Financial Officer and Director of Operations for Windmill Harbour Co., a resort community in Hilton Head, South Carolina, for two and one-half years, Vice President/General Manager of Harbour Town Resorts, a resort in Hilton Head, South Carolina, for two and one-half years, and Chief Financial Officer of Sea Pines Resorts in Hilton Head, South Carolina, for one year. He also served as Controller of Harrah's Resort in Reno/Lake Tahoe from February 1972 through November 1983. Mr. Akmon is a graduate of California State University with a B.A. in Economics.

       RON BLAYLOCK. Mr. Blaylock served as the President of I.T. Cruise, Inc. ("I.T. Cruise") from June 1993 until October 1997 and has served as Chairman since June 1993. He has also served as Chairman of GalaxSea Cruises and Tours, Inc. ("GalaxSea") since October 1995, and served as President of GalaxSea from October 1995 until September 1996. He has been the President of International since 1970 and the President of ITFC since 1986.

       TED C. PARKER, JR. Mr. Parker has served as President of both GalaxSea and I.T. Cruise since October 1997 and as Vice President of International since November 1995. He was Vice President and a Director of both GalaxSea and I.T. Cruise from November 1995 until October 1997. He was a consultant for International and the Company from October 1994 until October 1995, and served as President of Western Natural Gas Company (the Company's predecessor) from January 1986 until October 1994. Mr. Parker holds an undergraduate degree from Vanderbilt University and is a graduate of the Southern Methodist University School of Law.

       During 1997, the Board of Directors held two meetings. The Company has an Audit and Compliance Review Committee, but does not have a nominating or compensation committee or any committee performing similar functions.

       The Audit and Compliance Review Committee presently consists of Daryl N. Snadon. This Committee is responsible for serving in an oversight and supervisory capacity in the areas of accounting, auditing, licensing and statutory and regulatory compliance. The Committee was appointed in November 1994 but did not hold a meeting in 1997.

       Non-officer directors of the Company were paid a fee of $1,250 during 1997 for serving as a director, plus $500 for each meeting of the Board attended. In addition, the Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1997.

ITEM 10.  EXECUTIVE COMPENSATION

       The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995, and the number of options granted, to the Chief Executive Officer of the Company and the other executive officer named below, and the value of the unexercised options held by such Chief Executive Officer and the other executive officer named below on December 31, 1997:

                              SUMMARY COMPENSATION TABLE
                                                                  Long Term
                                           Annual                Compensation-
   Name and                              Compensation             Securities             All
   Principal                         --------------------         Underlying            Other
   Position                   Year   Salary         Bonus     Options or Warrants    Compensation
--------------------          ----   ------        ------     -------------------    ------------
Lamar E. Ozley, Jr.,          1997  $ 78,125       $  -          $   -                   $   -
 Chief Executive              1996    75,000          -              -                       -
  Officer/(1)/                1995    78,606          -              -                       -

George J. Akmon               1997   145,000          -              -                      472/(2)/
 Executive Vice               1996   130,000        5,000         500,000                 2,606/(2)/
 President,                   1995   131,250          -              -                    1,706/(2)/
 Chief Operating
 Officer, Secretary,
 Treasurer and Chief
 Financial Officer

------------------

(1) Mr. Ozley resigned as the Chief Execute Officer of the Company effective January 1, 1998.

(2) Includes $2,100 and $1,200 in rent subsidy in 1996 and 1995, respectively, and $472 in 1997 and $506 in 1996 and 1995 for life insurance premiums on the 20% portion of a key-man life insurance policy for which Mr. Akmon's estate is the beneficiary.

--------------------

                            OPTION/SAR GRANT TABLE
                (OPTION/WARRANT/SAR GRANTS IN LAST FISCAL YEAR)


                       Number of
                       Securities    Percent of
                       Underlying      Total
                       Options or  Option/Warrant                Market Price
                        Warrants     Granted to    Exercise or      on Date
                        Granted     Employees in    Base Price     of Grant     Expiration
        Name               #        Fiscal Year       ($/Sh)        ($/Sh)         Date
---------------------  ----------  --------------  ------------  -------------  ----------
Lamar E. Ozley, Jr.        -             -            $ -           $  -            -
George J. Akmon            -             -              -              -            -

             AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL
                       YEAR AND FY-END OPTION/SAR VALUES

                                                                        Value of
                                                                      Unexercised
                        Shares               Number of Securities     In-the-Money
                       Acquired             Underlying Unexercised  Options/Warrants/
                          on       Value    Options/Warrants/SARs     SARs at 1997
                       Exercise   Realized    at 1997 FY-End(1)          FY-End
        Name               #         $                #                     $
---------------------  ---------  --------  ----------------------  -----------------
Lamar E. Ozley, Jr.      None       None                  -                $ -

George J. Akmon          None       None            710,000/(1)/             -/(1)/

----------------------

(1) All options are vested. Value is based on the closing bid price of $0.03125 per share on December 31, 1997. None of the options were in-the-money on December 31, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information regarding the ownership of Common Stock, Class A Preferred Stock and Series B Preferred Stock as of April 30, 1998, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock or Class A or Series B Preferred Stock, each current director, and all executive officers and directors of the Company as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                                      Class A and Series B
                                        Preferred Stock                                   Common Stock
                                     ---------------------------  -----------------------------------------------------------
                                                                                           Number of Shares-
                                                                                              Assuming Full
                                                        Percent                               Conversion of
                                          Number           of         Number               Class A and Series B
    Name and Address                        of          Class or        of                   Preferred Stock
    of Beneficial Owner                   Shares         Series       Shares      Percent  by All Holders/(1)/   Percent/(1)/
-----------------------------------  -----------------  --------  --------------  -------  --------------------  ------------
                                      Series B Preferred Stock/(2)/
                                     ------------------------------
International Tours, Inc. /(3)/           3,096,000      100.0       8,838,106      35.4            17,386,960          41.6
  13150 Coit Road
  Suite 125
  Dallas, Texas 75240
I.T. Financial Corporation/(3)/           3,096,000      100.0       9,030,432      36.1            17,579,286          42.1
 13150 Coit Road
 Suite 125
 Dallas, Texas 75240
Hawes Partners/(3)/                       3,096,000      100.0       9,030,432      36.1            17,578,716          42.1
 Shangri-La Vista Tower
 Route 3
 Afton, Oklahoma 74331
E.H. Hawes, II/(3)/                       3,096,000      100.0       9,032,776      36.1            17,581,620          42.1
  Shangri-La Vista Tower
  Route 3
  Afton, Oklahoma 74331
A. Keith Weber/(3)/                       3,096,000      100.0       9,124,161      36.5            17,673,015          42.3
  2411 W. 59th Street
  Mission Hills, Kansas 66208
Ron Blaylock/(3)/                         3,096,000      100.0       9,036,266      36.1            17,585,120          42.1
  13150 Coit Road
  Suite 125
  Dallas, Texas 75240
                                      Class A Preferred Stock/(4)/
                                      ----------------------------
Lamar E. Ozley, Jr.                         249,356       19.4      1,136,494/(5)/   4.5             2,732,992/(5)/      6.5
  6306 Mill Point Circle
  Dallas, Texas  75248
Donald I. Williams                          128,700/(6)/  10.0      1,729,000/(6)/   8.6             2,553,000/(6)/      6.1
P. & J. Williams, L.L.C.
  903 East Main
  New Roads, Louisiana  70760
J. Larry Jordan                             127,928        9.9        776,000        3.9             1,595,057           3.8
  206 Woodlawn
  Haynesville, Louisiana  71038
D.W. Morton, Ltd./(7)/                      178,893       13.9      1,355,439        6.7             2,497,909           6.0
Delwin W. Morton
Brevely G. Morton
  777 #. 15th Street
  Plano, Texas 75074
Loy F. Weaver                               152,510       11.9        839,945        4.2             1,816,388           4.3
  c/o Homer National Bank
  P. O. Box 689
  Homer, Louisiana 71040
Daryl N. Snadon/(8)/                              -         -         535,673        2.7               535,673           1.3
  15280 Addison Rd., Ste 300
  Dallas, Texas  75248

                                      Class A and Series B
                                        Preferred Stock                                   Common Stock
                                     ---------------------------  -----------------------------------------------------------
                                                                                           Number of Shares-
                                                                                              Assuming Full
                                                        Percent                               Conversion of
                                          Number           of         Number               Class A and Series B
    Name and Address                        of          Class or        of                   Preferred Stock
    of Beneficial Owner                   Shares         Series       Shares      Percent  by All Holders/(1)/   Percent/(1)/
-----------------------------------  -----------------  --------  --------------  -------  --------------------  ------------
Richard P. Crane, Jr./(9)/                    -              -        785,556        3.8          785,556           1.9
  530 Wilshire Blvd., Ste. 400
  Santa Monica, California  90401
George J. Akmon/(10)/                         -              -        710,000        3.4          710,000           1.7
  7308 Vineyard Dr.
  Plano, Texas  75025
All Executive Officers and            3,096,000/(2)(3)/  100.0     11,064,005       42.2       19,612,849          45.6
  Directors as a Group
  (4 persons)/(8)(9)(10)/

-----------------------
(1) The Company has the right prior to June 10, 1998 to force conversion of the 1,287,000 outstanding shares of Class A Preferred Stock. The Company plans to exercise this right, but will be required to hold a stockholders' meeting to amend the Certificate of Incorporation to increase the number of authorized shares prior to such conversion. Upon the Company's exercise of this right, the 1,287,000 shares of Class A Preferred Stock are convertible into 8,240,000 shares of Common Stock and International will receive an additional 5,452,854 shares of Common Stock pursuant to an anti-dilution agreement with the Company. See Item 12 - "Certain Relationships and Related Transactions -- Acquisition of GalaxSea and I.T. Cruise". For purposes of this column and the percentage ownership after conversion, the full 8,240,000 shares of Common Stock to be issued to the holders of Class A Preferred Stock upon conversion and the full 5,452,854 shares of Common Stock to be issued to International in accordance with its anti-dilution agreement are considered to be issued and outstanding.

(2) Represents Series B Preferred Stock which votes with Common Stock and Class A Preferred Stock as one class. Series B Preferred Stock is convertible into Common Stock at a rate of one share of Common Stock for one share of Series B Preferred Stock.

(3) International Tours, Inc. ("International") owns 8,838,106 shares of Common Stock and 3,096,000 shares of Series B Preferred Stock of record and beneficially, and has the right to receive an additional 5,452,854 shares of Common Stock pursuant to an anti-dilution agreement with the Company if the Class A Preferred Stock is called for mandatory conversion. I.T. Financial Corporation ("ITFC"), Edwin Hugh Hawes II, A. Keith Weber and Ron Blaylock own of record and beneficially 192,326, 2,334, 93,729 and 5,834 shares of Common Stock, respectively. Hawes Partners is a partnership one-third owned by each of Messrs. Hawes, Weber and Blaylock. ITFC and Hawes Partners beneficially own approximately 49.38% and 48.14%, respectively, of the outstanding capital stock of International, and Hawes Partners beneficially owns approximately 65% of the outstanding capital stock of ITFC. Consequently, the 8,838,106 shares of Common Stock and 3,096,000 shares of Series B Preferred Stock owned of record and beneficially by International, and the 5,452,854 shares of Common Stock issuable to International under its anti-dilution agreement with the Company, may also be deemed to be beneficially owned by each of ITFC, Hawes Partners and Messrs. Hawes, Weber and Blaylock, and are reflected accordingly in the table above for their respective ownership positions. Each of ITFC, Hawes Partners and Messrs. Hawes, Weber and Blaylock disclaim beneficial ownership of any of the other shares of the Company referenced in this note not owned of record by that person or entity. Ted C. Parker, Jr., an officer of International and the President of GalaxSea and I.T. Cruise, owns 1,243,335 shares of Common Stock of record and beneficially. Mr. Parker's shares are not included in the table above for the ownership positions of International, ITFC, Hawes Partners or Messrs. Hawes, Weber and Blaylock, and each of such persons and entities disclaims beneficial ownership of Mr. Parker's shares, and Mr. Parker disclaims beneficial ownership of any of the shares owned by any of such persons or entities.

(4) Represents Class A Preferred Stock which votes with Common Stock and Series B Preferred Stock as one class. The 1,287,000 outstanding shares of Class A Preferred Stock are convertible into 8,240,000 shares of Common Stock if called for mandatory conversion by the Company prior to June 10, 1998. As noted in Note (1) above, the Company plans to exercise its right to force conversion prior to June 10, 1998.

(5) Includes 12,000 shares owned of record and beneficially by Mr. Ozley's spouse, and 100,000 shares owned of record by his spouse as custodian for their minor son under the Uniform Transfer to Minors Act. Mr. Ozley disclaims beneficial ownership of these 112,000 shares.

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

(8) These shares are pledged as collateral on a note payable to Mr. Snadon's former wife.

(9)  Includes a vested option to acquire 500,000 shares.

(10) Constitutes vested options to acquire 710,000 shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Restructure of OM Operating, L.L.C. Louisiana law requires a device operator's license in order to own and operate truck stop video poker devices, and further requires that a licensed device owner and operator be at least majority owned by Louisiana residents. Following the merger ("Merger") of the Company and OM, there could be no assurance that the Company would be majority owned by Louisiana residents, and if not, then OM would not be deemed majority owned by Louisiana residents and would lose its device operator's license to operate and manage its truck stop video poker casinos. Consequently, on the effective date of the Merger, OM contributed and assigned to OM Operating, L.L.C. ("Operator") all of its rights, duties and obligations to operate OM's existing video poker casinos and its tavern route, and Operator became the licensed device operator. Operator is a Louisiana limited liability company organized by OM and Donald I. Williams ("Williams"), a former director and Vice President of OM until the effective date of the Merger. Operator is owned 51% by Williams and 49% by the Company, as successor in merger to OM, and will exist until the earlier of December 31, 2050 or the date that Operator no longer owns or operates any video poker devices.

     In addition to contributing and assigning the right to operate the video poker casino and tavern route operations to Operator, the Company, as successor in merger to OM, also contributed and assigned all of its interest in 259 video poker devices and related operating assets, subject to approximately $861,098 of debt (as of the effective date of the Merger) which Operator agreed to pay. In each of 1995 and 1996, the Company contributed and assigned an additional 50 devices and related operating assets subject to approximately $91,100 and $96,050 of debt, respectively, with respect to the Company's acquisition of Ozdon Investments, Inc. and the sublease with New Orleans

Video Poker, Inc., and funded approximately $7,400 in leasehold improvements during 1997. In exchange for its contributions and assignments, the Company was entitled to a 49% net profits interest in Operator and a special gross income allocation and distribution equal to 20% of the net revenues generated from operation of the video poker devices. For this purpose, net revenues means total money played in all devices, less all payout of winnings and less all gaming and device taxes and fees payable to the State of Louisiana. Operator is responsible for all operational costs and expenses of the video poker casinos and the tavern route, including labor, maintenance, repair and its share of the rental or other percentage fees payable to the owners of the truck stop facilities in which the casinos are located pursuant to the contracts between the Company and such owners, the casino operations portion of which were assigned by the Company to Operator.

     Effective April 15, 1998, the Company and Williams entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of Operator to effect a restructuring of Operator which the Company believes effectively addresses certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. See Item 1 - "Description of Business -- License Renewal Process".
The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board has not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). The Company believed its existing structure satisfied such residency requirements, but believes the restructure of Operator will make an even stronger case that Operator satisfies such requirements and will allay any concerns and questions which the Gaming Control Board or Division may have in this regard. The Company has submitted to the Division and Gaming Control Board the Amendment and related documents effecting the restructure of Operator for their review in connection with their review of Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with the restructure and with the Company's conclusion.

     The Amendment deleted several provisions of, and added several new provisions to, the Operating Agreement, and certain related transactions were agreed upon to effect the restructure of Operator. Among these provisions and transactions are the ones discussed in the following paragraphs.

     The Company contributed to Operator the Company's right to a 20% special gross income allocation and distribution in exchange for 99% of the ownership interests in Operator, and then immediately and simultaneously assigned 50% of the ownership interests in Operator to Williams in exchange for a $4,000,000 nonrecourse note (the "Note") payable by Williams to the Company, so that immediately thereafter Williams owns 51% and the Company owns 49% of the ownership interests in Operator, the Company no longer has a 20% gross income allocation and distribution right, and Williams owes the Company $4,000,000 pursuant to the Note. The Note is payable solely from cash flow distributions made by Operator to Williams from the existing five video poker casinos operated by Operator (less an amount to allow Williams to pay his federal and state income taxes on Operator's net taxable income attributable to such casinos), and is secured by his 51% ownership interest and all cash flow distributions made to him with respect to the five existing video poker casinos. The principal balance of the Note is automatically reduced pro-rata (at percentages agreed upon based on 1997 net operating income of each casino) if Operator loses the right to operate any of the five existing video poker casinos.

     Williams and the Company agreed to appoint George J. Akmon, who is the Executive Vice President and Chief Financial Officer of the Company, as the Manager of Operator, to replace Williams, the previous Manager. The Manager is responsible for all routine, daily operational decisions. Decisions such as incurring debt, selling or buying devices, entering into additional agreements to operate video poker devices, amending existing agreements, and other material, nonroutine decisions require the approval of 65% of the ownership interests in Operator. Until the Note is paid in full, the Company has the right to remove and appoint a new Manager with the concurrence of Williams, and must at the request of Williams remove and replace any Manager who fails to satisfactorily perform his duties. Once the Note has been paid in full, Managers will be elected by the owners of at least 65% of the ownership interests in Operator.

     On April 15, 1998, the Company and Operator entered into a Consulting and Administrative Agreement (the "Consulting Agreement") pursuant to which the Company has agreed to provide consulting and administrative services relating to the daily management of each of Operator's video poker casinos. The Company will receive a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino Operator loses the right to operate, and increased by $50,000 for each new video poker casino operated by Operator during the term of the Consulting Agreement. The Consulting Agreement expires on the later of April 15, 2002 or the date the Note is paid in full, provided the Company has an option to extend the Consulting Agreement for an additional six years, unless the Note was not paid in full within six years, in which case the extension is reduced so the maximum term of such extension, when added to the original term, does not exceed 12 years. The fee payable during any extension term is to be agreed upon by the Company and Operator (acting at the direction of Williams), and if they cannot reach agreement, they have agreed to submit the issue to binding arbitration so that a reasonable fee will be determined by binding arbitration.

     Williams and Operator also entered into an Employment Agreement on April 15, 1998 pursuant to which Williams will receive an annual salary of $250,000, will be eligible to participate in any employee benefit plans of Operator, will be furnished the use of a company automobile and will be reimbursed for expenses incurred on behalf of Operator during the course of his employment. The Employment Agreement terminates on the later of April 15, 2002 or the date the
Note is paid in full.

     The Company agreed to lease to Operator the land and buildings constituting The Gold Rush Truck Stop. The lease will be effective April 15, 1998 and will be a triple-net lease pursuant to which Operator will be responsible for property taxes, insurance and all repairs and maintenance, except for the foundation, outer walls and roof, for which the Company will be responsible. The lease will require annual rental payments of $400,000 and will be for a term commencing April 15, 1998 and expiring April 15, 2008, subject to a five year renewal option if elected by Williams, on behalf of Operator, at which time the rent will be adjusted based on the change in the Consumer Price Index. The Company also granted Williams a right of first refusal to purchase the land and buildings constituting The Gold Rush Truck Stop, or any portion thereof, if the Company proposes to sell them to a third party. Williams will have the prior right to purchase the land and buildings, or such portion thereof, upon the same terms and conditions and at the same price as offered by such third party.

     Pursuant to the Amendment, each of Williams (and certain related parties) and the Company (and certain affiliates) agreed that all video poker gaming opportunities within Louisiana that either party desires to pursue must first be presented to Operator for its review and determination whether it desires to pursue such opportunity. If Operator elects not to purse the opportunity, then the presenting party will be free to pursue it for a certain specified period upon terms and conditions substantially equivalent to those presented to Operator. Williams is also entitled to receive a finder's fee of $50,000 for each opportunity brought by him to Operator which is consummated by Operator.

     The Company and Williams terminated the various rights of first refusal and purchase options which the Company previously had with regard to the 51% ownership interest of Williams. Pursuant to the Amendment, if either the Company or Williams fails to maintain the suitability requirements of the Louisiana Act, his or her ownership interests may be sold to a third party, with the consent of the other party (which consent may not be unreasonably withheld), upon such terms and conditions as he or it may negotiate with such third party; provided, if such sale is not accomplished within specified time periods, the other party has the right to locate a purchaser (or buy the interest himself or itself) for a purchase price equal to the allocable share of Operator's net operating income for the preceding calendar year multiplied by a factor of two.

     As long as the suitability standards are being maintained by each party, each of Williams and the Company is given the right under the Amendment to sell his or its ownership interests at any time to any third party with the consent of the other person, which consent may not be unreasonably withheld. If the Company is selling its ownership interests, it is also entitled to assign the Consulting Agreement to the purchaser with the consent of Williams, which consent may not be unreasonably withheld, if such purchaser has expertise to perform the services being performed by the Company under the Consulting Agreement.

     River Port Truck Stop - Port Allen, Louisiana. As part of the Amendment, the Company and Williams agreed to form a new limited liability company called River Port Truck Stop, LLC to pursue development, construction, ownership and operation of the River Port Truck Stop in Port Allen, Louisiana. Initially, River Port Truck Stop, LLC will be owned 50% by the Company and 50% by Williams, but it is contemplated that additional equity partners may be admitted so that the ownership interest of each of the Company and Williams would be reduced pro-rata down to 40% each, with other equity partners owning 20%. Williams and the Company have agreed to seek financing to develop the River Port Truck Stop and other equity partners. Upon obtaining necessary financing, the Company has agreed to cause the existing lease covering the River Port location to be assigned to River Port Truck Stop, LLC.

     Acquisition of Ozdon Investments, Inc. On December 15, 1995 ("Closing"), but to be effective November 1, 1995, the Company acquired 100% of the issued and outstanding capital stock of Ozdon Investments, Inc. ("Ozdon") in exchange for 600,000 shares of the Company's Common Stock and $1 million in principal amount of Notes (the "Notes") payable by the Company to the shareholders of Ozdon ("Shareholders"), which Notes bear interest at 9% per annum, are payable in 36 equal monthly payments of principal and interest, and are secured by a pledge of the net cash flow generated from the Gold Rush truck stop video poker casino. The acquisition price was based on a third party appraisal, utilizing a discounted cash flow for a two year holding period. Lamar E. Ozley, Jr., the former President, Chief Executive Officer and Chairman of the Board of the Company, owned 46.5% of the outstanding shares of Ozdon and his wife owned 2% of such outstanding shares. Donald I. Williams also owned 46.5% of the outstanding shares of Ozdon, but transferred such shares to an affiliated limited liability company prior to the Closing. The Company agreed to dissolve and liquidate Ozdon into the Company following Closing, and to distribute the assets used in the gaming operations of Ozdon (including 50 gaming devices), subject to liabilities of approximately $91,100, to Operator. This distribution was made effective as of the date of Closing, but the Company subsequently decided to retain Ozdon as a wholly owned operating subsidiary and did not consummate the dissolution. The Company also entered into a license with Operator pursuant to which the Company gave Operator the right to operate the casino and lounge, and the right to handle all sales of alcoholic beverages at the convenience store and restaurant. This license may be terminated by either the Company or Operator upon 120 days' prior written notice to the other party. Ozdon was the original owner of The Gold Rush Truck Stop facility and video poker casino, which opened for business on February 17, 1993. Ozdon expended approximately $411,640 to construct and equip the facility.

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

     I.T. Cruise was acquired in exchange for $100,000 cash and a promissory note in the principal amount of $1,400,000 payable by the Company to International. The promissory note bears interest at nine percent per annum, is payable in 31 equal monthly installments of $50,000 each and one final installment of $27,414.22, and is secured by a pledge of the outstanding capital stock of GalaxSea and I.T. Cruise owned by the Company. As of December 31, 1997, the Company was 14 principal payments in arrears (a total of $470,673 in principal is past due; interest has not been paid since November 1, 1997, and an aggregate of $17,398 in interest is past due), and on April 1, 1998, International agreed to allow the $638,071 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof), and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess avaiable cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinanted debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock. As of April 1, 1998, 12 monthly payments, for a total of $313,776, have not been made pursuant to the subordinated debendtures. The subordinated debentures and the amounts unpaid are expressly made suborinate to the International note as well as other senior debt of the Company.

     Lamar E. Ozley, Jr. is a Class A Preferred Stockholder and was issued a subordinated debenture in the original principal amount of $181,931.25 for the redemption of 60,644 shares of Class A Preferred Stock owned by him.

     Overhead Sharing Agreement. The Company and International have agreed to an overhead sharing arrangement pursuant to which the Company subleases approximately 2,015 square feet of office space to International in the Company's principal executive offices for a monthly rental of $1,595, and reimburses International for the portion of the salaries of International's employees attributable to services performed by them for GalaxSea and I.T. Cruise. During 1997 and 1996, the Company paid $111,000 and $105,000, respectively, in salary and employee reimbursements to International, and International paid $19,140 in rent to the Company. In 1997, the Company performed certain accounting services for International and was paid $13,000.

     Guarantees of Certain Stockholders. Eight stockholders of OM agreed to guarantee repayment of certain bank indebtedness of OM in varying amounts.
Lamar E. Ozley, Jr., J. Larry Jordan and Loy F. Weaver have jointly and severally guaranteed repayment of $1,350,000 of OM's bank debt, which was assumed by Operator at the effective date of the Merger, and which had an outstanding principal balance of $828,625 as of December 31, 1997. None of the shareholders receives compensation from the Company for such guarantees, and the guarantees are not secured by a pledge of any assets of the Company.

     Consulting Agreement.  On May 16, 1997 (but to be retroactive to January 1,
1997), the Company entered into a Consulting Agreement with E.H. Hawes, II, pursuant to which the Company paid Mr. Hawes $6,250 per month for providing various consulting services to the Company. This Consulting Agreement was terminated effective January 14, 1998 after Mr. Hawes was appointed Chairman of the Board, President and Chief Executive Officer of the Company.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), and Rule 12b-15 promulgated thereunder, the Company has duly caused this Amendment No. One to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTH AMERICAN GAMING
                                    AND ENTERTAINMENT CORPORATION


April 30, 1998                      By:      /s/ George J. Akmon
                                        -------------------------------

                                        George J. Akmon,
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)