Form 10QSB
period 1998-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1998-05-14
CIK 29952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                               75 - 2571032
              --------                               ------------
(State of incorporation or organization)            (IRS Employer
                                                  Identification No.)


   13150 Coit Road, Suite 125, Dallas, Texas             75240
   -----------------------------------------             -----
   (Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code    (972) 671-1133
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

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 1998: 20,095,698
                 ----------

Transitional Small Business Disclosure Format (Check One):     Yes    No  xx
                                                                   --     --

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                             31-MAR-98     31-DEC-97
                                                                            ------------  ------------
ASSETS                                                                       UNAUDITED
------
CURRENT ASSETS:
  Cash                                                                      $   700,662   $   428,454
  Restricted cash                                                               200,209       187,258
  Accounts receivable                                                           226,556       361,684
  Inventories, at cost                                                          141,539       151,903
  Prepaid Expenses                                                              122,160        94,326
  Notes receivable - current                                                     25,263        16,009
  Current deferred tax asset                                                     19,030        19,030
                                                                            -----------   -----------
     TOTAL CURRENT ASSETS                                                     1,435,419     1,258,664
                                                                            -----------   -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                       1,331,873     1,351,791
                                                                            -----------   -----------

OTHER ASSETS:
  Deposits                                                                      290,619       151,768
  Long-term deferred tax asset                                                  428,948       428,948
  Revenue interest rights                                                       222,553       235,393
  Trade name, contract rights and organizational costs, net of
    accumulated amortization                                                    156,175       168,418
  Goodwill and merger costs                                                     861,403       928,512
  Notes Receivable-long-term                                                     19,023        33,523
                                                                            -----------   -----------
                                                                              1,978,721     1,946,562
                                                                            -----------   -----------
     TOTAL ASSETS                                                           $ 4,746,013   $ 4,557,017
                                                                            ===========   ===========

LIABILITY AND STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $ 1,507,469   $ 1,333,703
  Notes payable - current                                                     1,252,370     1,341,130
  Income Taxes Payable                                                           23,274        10,774
  Preferred stock dividends payable                                             780,000       780,000
                                                                            -----------   -----------
     TOTAL CURRENT LIABILITIES                                                3,563,113     3,465,607

NOTES PAYABLE-LONG-TERM                                                         601,616       663,249

NOTES PAYABLE TO CERTAIN STOCKHOLDERS-LONG-TERM                               1,292,827     1,288,827
                                                                            -----------   -----------

     TOTAL LIABILITIES                                                      $ 5,457,556   $ 5,417,683

STOCKHOLDERS' EQUITY:
 Class A preferred stock,$3.00 par value, 10% annual cumulative dividend
   1,600,000 shares authorized, 1,287,000 and 1,287,000 shares issued,
   at March 31, 1998 and December 31, 1997                                  $ 3,861,000   $ 3,861,000
 Preferred stock, $.01 par value, 10,000,000 shares authorized 8,000,000
   series "B" issued at March 31, 1998 and December 31, 1997.                    80,000        80,000
 Common stock, $.01 par value, 25,000,000 shares authorized, 20,095,698
   shares issued at March 31, 1998 and December 31, 1997                        200,957       200,957
 Additional paid-in-capital (deficit)                                        (3,257,090)   (3,257,112)
 Retained earnings (deficit)                                                 (1,596,410)   (1,745,511)
                                                                            -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                                             $  (711,543)  $  (860,666)
                                                                            -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 4,746,013   $ 4,557,017
                                                                            ===========   ===========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                       QUARTER ENDED
                                                  31-MAR-98      31-MAR-97
                                                --------------  -----------
REVENUE:
 Video Poker Revenue                               $3,979,045   $3,786,053
 Truck Stop and Convenience Store                   1,942,587    1,586,726
 Cruise Revenue                                       228,559      282,654
                                                   ----------   ----------
                                                    6,150,191    5,655,433

COST AND EXPENSES:
 Cost of Revenues                                   3,894,896    3,547,918
 General and Administrative Expenses                1,767,161    1,520,533
 Interest Expense                                      75,628       69,754
 Depreciation and Amortization                        155,094      164,864
                                                   ----------   ----------
                                                    5,892,779    5,303,069
                                                   ----------   ----------

OPERATING INCOME (LOSS)                               257,412      352,364

OTHER REVENUE (EXPENSE), NET                          (95,788)      29,480
                                                   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES              161,624      381,844

PROVISION FOR INCOME TAXES                            (12,500)    (146,000)
                                                   ----------   ----------

NET INCOME                                         $  149,124   $  235,844

LESS: Preferred Stock Dividends                             -            -

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $  149,124   $  235,844
                                                   ==========   ==========
BASIC EARNINGS PER SHARE                           $     0.01   $     0.01
                                                   ==========   ==========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                                   31-MAR-98   31-MAR-97
                                                                   ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                         $ 149,124   $ 235,844

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                        155,094     164,864

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                           135,128     (32,273)
(Increase) decrease in inventories                                    10,364       4,780
(Increase) decrease in prepaid expenses                              (27,834)    (86,005)
(Increase) decrease in deposits                                     (138,851)     (2,170)
Increase (decrease) in income taxes payable                           12,500     146,000
Increase (decrease) in accounts payable and accrued liabilities      173,766      19,508
                                                                   ---------   ---------

Net cash provided (used) by operating activities                     469,291     450,548
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                           (43,363)    (72,624)
Proceeds to borrowers                                                      -      (4,431)
Repayment by borrowers                                                 5,246      15,547
                                                                   ---------   ---------

Net cash provided (used) by investing activities                     (38,117)    (61,508)
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                                (146,015)   (250,815)
                                                                   ---------   ---------

Net cash provided (used) by financing activities                    (146,015)   (250,815)
                                                                   ---------   ---------

NET INCREASE (DECREASE) IN CASH                                      285,159     138,225

CASH - beginning of period                                           615,712     548,494
                                                                   ---------   ---------

CASH - ending of period                                            $ 900,871   $ 686,719
                                                                   =========   =========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1998 AND 1997


NOTE 1. OPINION OF MANAGEMENT
-----------------------------

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2. ACQUISITION OF ASSETS
-----------------------------

In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional
Rent would be 10% of Net Revenue.   The Company is planning to build and operate
a video poker casino, restaurant, truck stop and convenience store on the property through River Port Truck Stop, LLC, to be owned approximately 40% by the Company. See Note 7, below. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary River Port Truck Stop, Inc., began operations. The Company is currently in the facility design process, and once this phase is complete, applications to secure the proper permits will be made. Construction is expected to be completed by the end of the third quarter of 1998.

On June 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") and 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") from International Tours, Inc. ("International"). Both corporations were wholly owned subsidiaries of International.

GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of Common Stock and 8,000,000 shares of a newly designated series of the Company's preferred stock, par value $.01 per share, designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"). The 8,000,000 shares of Series B Preferred Stock are entitled to one vote for each share issued and will vote together with the Common Stock as one class, and not as a separate class (except as mandated by law); International has converted 4,904,000 shares of Series B Preferred Stock into Common Stock, leaving 3,096,000 shares of Series B Preferred Stock outstanding. As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable, and will continue to exist as accrued dividends payable after conversion of the Class A Preferred Stock into Common Stock.

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

Effective July 1, 1996 the Company entered into a sub-lease agreement with New Orleans Video Poker, Inc. ("NOVP") to manage the Diamond Jubilee Video Poker Casino and Truck-Stop in New Orleans, LA. This agreement provides for a 50/50 split between the Company and NOVP of the net cash flow generated by the Diamond Jubilee. The agreement further provides for the Company to assume the outstanding liabilities of NOVP, exclusive of notes payable to the principals of
NOVP, with all the operating assets becoming the property of the Company.   The
Company has the option to purchase NOVP's 50% share of the cash flow. The transaction also included the issuance of 450,000 shares of Common Stock in the Company to NOVP.

NOTE 3. PRESENT CASH SHORTFALL
------------------------------

As of April 1, 1998, the Company was seventeen principal payments in arrears, at regular principal and interest payments of $50,000 per month (a total of $595,384 of principal and $42,687 in interest payable; interest has not been paid since November 1, 1997), in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,120,854 at March 31, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On April 1, 1998, International agreed to allow the $638,071 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $80,671 at April 1, 1998, and require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter. As of April 1, 1998, 12 monthly payments, for a total of $313,776, have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company. Until the International note is paid in full and the subordinated debentures are paid in full, the Company is prohibited from paying dividends on its Common Stock. See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources - Present Cash Shortfall."

NOTE 4. LEASE TERMINATION
-------------------------

In T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, L.L.C., 27th Judicial District Court, St. Landry Parish, Louisiana, the preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and OM Operating, L.L.C. ("Operator") on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operate King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator will be required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of May 1, 1998, Operator had placed in escrow $259,204 for the period from May 1997 through March 1998. Operator and the Company plan to petition the court in June 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if they do not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.

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

NOTE 6. COMPREHENSIVE INCOME
----------------------------

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 will be effective for 1998. Adoption of this standard did not have an effect on the Company's financial statements, financial position or results of operations in the first quarter of 1998.

NOTE 7. RESTRUCTURE OF OM OPERATING, L.L.C. AND RELATED MATTERS
---------------------------------------------------------------

     RESTRUCTURE OF OM OPERATING, L.L.C. Effective April 15, 1998, the Company and Donald I. Williams ("Williams") entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of Operator to effect a restructuring of Operator which the Company believes effectively addresses certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board has not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). The Company believed its existing structure satisfied such residency requirements, but believes the restructure of Operator will make an even stronger case that Operator satisfies such requirements and will allay any concerns and questions which the Gaming Control Board or Division may have in this regard. The Company has submitted to the Division and Gaming Control Board the Amendment and related documents effecting the restructure of Operator for their review in connection with their review of Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with the restructure and with the Company's conclusion.

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

     The Company and Williams terminated the various rights of first refusal and purchase options which the Company previously had with regard to the 51% ownership interest of Williams. Pursuant to the Amendment, if either the Company or Williams fails to maintain the suitability requirements of the Louisiana Act, his or its ownership interests may be sold to a third party, with the consent of the other party (which consent may not be unreasonably withheld), upon such terms and conditions as he or it may negotiate with such third party; provided, if such sale is not accomplished within specified time periods, the other party has the right to locate a purchaser (or buy the interest himself or itself) for a purchase price equal to the allocable share of Operator's net operating income for the preceding calendar year multiplied by a factor of two.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     PRESENT CASH SHORTFALL. As of April 1, 1998, the Company was seventeen months in arrears (a total of $595,384 of principal and $42,687 in interest payable) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,120,854 at April 1, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

     The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $638,071 accrued and owed at April 1, 1998 to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $80,671 at April 1, 1998. These debentures require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter, and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1998. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino and the restructuring of the Company's revenue and profits interests in Operator, and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the second quarter of 1998, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

     As noted previously, the structure of Operator and the various interests (including revenue and profits interests) of the Company in Operator are being reviewed by the Louisiana Gaming Control Board. Any adverse ruling by the Louisiana Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in material adverse changes in Operator's structure, but it cannot predict the results of the review until the review is completed. Strict enforcement of the Louisiana Act and the perceived anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians may also impact the review of Operator and any possible restructuring of Operator, or even a possible loss of Operator's license to Operate the video poker casinos.

     As also noted previously, the Company has been involved in litigation respecting its continued right to operate King's Lucky Lady Truck Stop, and the ultimate resolution of such case against the Company and Operator would have an adverse affect on the Company's cash flow.

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


     GENERAL CONDITION. The Company ended the first quarter of 1998 with $900,871 in cash and other current assets amounting to $534,548, including accounts receivable of $226,556, inventories and prepaid expenses of $263,699 and current notes receivable of $25,263. The Company's total liabilities were $5,457,556 at March 31, 1998, including accounts payable and accrued liabilities of $1,530,743, current notes payable of $1,252,370, long-term notes payable of $1,894,443 and preferred stock dividends payable of $780,000. The Company's liabilities increased $39,873 from $5,417,683 at December 31, 1997 to $5,457,556 at March 31, 1998. This variance was comprised of an increase in current liabilities of $186,266 and reductions in liabilities from other notes payable totaling

$6,570, payments on long and short-term debt to banks totaling $51,285 and payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $88,538.

     Accounts payable and accrued liabilities of $1,530,743 included $723,230 in trade payables, state franchise taxes of $211,715, casino distributions of $255,932, payroll and payroll taxes of $186,499, income tax payable of $23,274 and accrued interest of $130,093.

     The current portion of other notes payable totaling $1,252,370 includes $520,611 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $246,020; $216,352 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $203,762 payable to Class A Preferred shareholders; and $65,625 in equipment leases and other notes.

     Long-term debt of $1,894,443 includes $560,988 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders; $600,243 related to the acquisition of I.T. Cruise and GalaxSea; and $40,628 in equipment leases and other notes.

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

     At March 31, 1998, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,331,873.

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

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to equity instruments issued to acquire goods and services from nonemployees. SFAS No. 123 defines a fair value based method of accounting for employee stock option and similar equity instruments. Entities may either adopt that accounting method or may elect to continue the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue following Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method had been adopted. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company will follow Opinion No. 25. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

RESULTS OF OPERATIONS

NET INCOME FOR THE FIRST QUARTER ENDED MARCH 31, 1998.

     Company operations resulted in net income before income taxes of $161,624 for the three months ended March 31, 1998, a decrease of $220,220, or 58%, from 1997's $381,844. The Company's operating profit before depreciation, amortization and interest expense amounted to $392,347 through March 31, 1998, down 36% from 1997's $616,462. On June 1, 1997 the Company began recording retail revenues as a result of operating the existing convenience store and fuel facility at the River Port Truck Stop in Port Allen, LA., with a resulting operating loss of $2,962 through March 31,1998. During 1997 the Company and Operator were subject to a court orders which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997 through March 2, 1998, and 100% from March 3, 1998 until a judgement is made on the Company's and Operator's appeal. This escrow requirement, recorded as an expense entitled as a "litigation reserve", amounted to $139,660 through December 31, 1997, with a total of $119,544 added as a result of first quarter 1998 operations.

REVENUES TOTALED $6,150,191 THROUGH MARCH 31, 1998 COMPARED TO $5,655,433 FOR 1997, UP 12%.

     VIDEO POKER REVENUES totaled $3,979,045 through March 31, 1998, up $192,992, or 5% from 1997's $3,786,053. Gains were achieved at the Pelican Palace - $146,343; King's Lucky Lady - $99,621, the Lucky Longhorn $57,696; the Gold Rush - $42,331 and the Diamond Jubilee - $14,596. Declines in video poker revenue were experienced mainly due the closure of Stelly's Southern Gold - $109,095 and the reduction of Route Operations - $58,500 from 1997 to 1998. Video poker revenue production by location for 1998 and 1997 was as follows:

     Pelican Palace, Toomey, LA - $883,919 in 1998 and $737,575 in 1997, up 20%;
resulting in average daily revenue per device (50 devices) of $196 through March 31, 1998 compared to 1997's $164.

     King's Lucky Lady, Port Barre, LA - $681,464 in 1998 and $581,844 in 1997, up 17%; resulting in average daily revenue per device (50 devices) of $151 through March 31, 1998 compared to 1997's $129.

     Lucky Longhorn, Vinton, LA - $932,712 in 1998 and $875,016 in 1997, up 7%;
resulting in average daily revenue per device (50 devices) of $207 through March 31, 1998 compared to 1996's $194.

     Gold Rush, Opelousas, LA - $794,377 in 1998 and $752,045 in 1997, up 6%;
resulting in average daily revenue per device (50 devices) of $177 through March 31, 1998 compared to $167 for 1997.

     Diamond Jubilee, New Orleans, LA - $637,059 in 1998 and $622,462 in 1997, up 2%; resulting in average daily revenue per device (40 devices) of $177 through March 31, 1998 compared to $159 for 1997( on an average of 43.3 devices).

     Route Operations - South LA - $49,515 in 1998 and $108,015 in 1997, down 54%; resulting in average daily revenue per device (13 devices) of $42 through March 31, 1998 compared to average daily revenue per device (22 devices) of $54 in 1997.

     Stelly's-LeBeau, LA - closed May 28, 1997; first quarter 1997 production amounted to $109,095, resulting in average daily revenue per device (16 devices) of $76.

     RETAIL REVENUES from fuel and convenience store, food and beverage operations amounted to $1,942,587 for the first quarter of 1998 compared to 1997's $1,586,726, an increase of 22%.

     Combined fuel and convenience store sales for the first quarter of 1998 increased $294,040, or 24%, to $1,507,408 compared to $1,213,368 in 1997. Fuel sales for 1998 amounted to $1,240,445, making up 63.9% of the Company's retail sales, compared to 1997's fuel sales of $1,019,642, contributing 64.3% of the Company's retail sales. Convenience store retail sales totaling $266,963 were up 38% for 1998 versus 1997's $193,726. Growth occurred at the Gold Rush, which reported $903,125 in revenue for the first quarter compared to 1997's $788,190, up 15%; King's Lucky Lady generated $708,975, down 2% from 1997's $721,266; and the River Port Truck Stop posted sales totaling $222,137 for the first quarter of 1998.

     First quarter 1998 food and beverage sales increased $61,821, or 17%, to $435,179, compared to $373,358 in 1997. Food and beverage sales for each location were as follows: King's Lucky Lady $213,351 in 1998 compared to 1997's $203,118, up 5%; Gold Rush -$113,478 in 1998 compared to $92,970 in 1997, up
22%;  Pelican Palace - $88,570 in 1998 versus $57,443 in 1997, up 54%;  and the
Diamond Jubilee - $19,780 in 1998 compared to $19,827 for 1997.

     CRUISE REVENUES accrued for I.T. Cruise and GalaxSea totaled $228,559 for the first quarter of 1998 compared to 1997's $282,654. I.T. Cruise revenue resulting from its contracts with International Tours, Inc. amounted to accrued overrides and commissions of $60,000 for 1998 compared to 1997's $103,043. The accrual of GalaxSea's franchise system revenues was comprised of overrides and commissions of $45,000 in 1998 versus $80,370 in 1997; monthly license fees of $53,218 in 1998 compared to $27,713 in 1997; franchise sales fees of $1,250 in 1998 compared to $1,000 in 1997; marketing fees totaling $62,448 in 1998 compared to 1997's $64,732; and convention and training fees of $6,643 in 1998 compared to $5,796 in 1997.


CASINO AND TRUCK STOP OPERATIONS

     CASINO AND TRUCK STOP OPERATIONS recorded direct operating profit of $827,187 for the first quarter of 1998, a decrease of $30,962, or 3.6%, from 1997's $858,149.

      The Gold Rush's casino and truck stop operations produced operating profit of approximately $277,665 in 1998 compared to $298,598 in 1997, down 7%. Fuel sales averaged approximately 196,000 gallons per month.

     The Lucky Longhorn's operating profit was approximately $154,895 in 1998 compared to $193,051 in 1997, down 20%. Operating margins suffered as strong promotional efforts were implemented to recover market share for the property. The Lucky Longhorn has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1997. The raising of the legal drinking age statewide from 18 to 21 years of age particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. During the month of January 1997, operations were suspended for 3 days due to an ice storm. Fuel sales averaged approximately 284,000 gallons per month.

     The Pelican Palace generated operating profit of approximately $176,667 in 1998 compared to 1997's $145,496, an increase of 21%. Strong promotional efforts were implemented to gain market share in casino and fuel sales. The Pelican has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1997. During the month of January 1998, operations were suspended for 3 days due to an ice storm. In 1997, a portion of the income was applied to the reduction of a note receivable, which was satisfied in May of 1997 (noted above). Fuel sales averaged approximately 146,000 gallons per month.

     King's Lucky Lady's operating profit for 1998 was approximately $184,414 compared to operating profit for 1997 of approximately $145,261, up 27%. Strong promotional efforts were implemented to gain market share in casino and fuel sales. See Part II, Item 1 -- Legal Proceedings" for a discussion of the judgement rendered against Company regarding the validity of its option to renew the lease on King's Lucky Lady. The Company has filed a suspensive appeal in an effort to reverse this decision. Fuel sales averaged approximately 122,000 gallons per month.

     The Diamond Jubilee generated operating profit of approximately $29,793 in 1998, compared to 1997's $43,285, down 37%. Two competitors with a total of 80 video poker devices came into the market during 1998 thus diluting The Diamond Jubilee's market share. The Diamond Jubilee also lost 10 devices at The Diamond Jubilee after December 31, 1997 due to failure to maintain required fuel sales, and is expected to lose an additional five devices during the second quarter of 1998, until increased fuel sales are maintained. Fuel sales averaged approximately 70,000 gallons per month during the first quarter of 1998 compared to 76,000 gallons per month in 1997. Increased price competition has affected sales, which resulted in less than the required minimum for the fourth quarter of 1997 (100,000 gallons per month is necessary for 50 devices), so the Company operated 50 devices from July of 1996 through January of 1997, but has only operated 40 devices since of February 1, 1997. In order to increase fuel sales substantially, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Company is presently negotiating with NOVP and the landlord to share such costs if any such improvements are desired. There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel could be maintained at the minimum level to operate 50 devices, or even 40 devices.

     Route Operations generated operating profit for 1998 of approximately $6,715 compared to operating profit for 1997 of approximately $15,242, down 56%. During the first quarter of 1998, the Company had 13 devices operating within 6 locations, compared to 1997, when the Company operated 22 devices within 10 locations. The reduction in the number of route locations is the result of the expiration of the initial five year operating leases with tavern owners who have elected to purchase and operate their own video poker devices. The original operating leases had no provision for renewal.

     Stelly's Southern Gold was closed May 28, 1997. Operating profit for the first quarter of 1997 amounted to $17,216. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility on May 28, 1998. See "Item

1 -- Description of Business -- Operation of Video Poker Casinos -- Stelly's - LeBeau, Louisiana" for a discussion of the termination of this operating lease and the loss of all 16 devices at Stelly's.

     River Port Truck Stop posted sales of $222,137 for the first quarter of 1998, with a resulting operating loss of $2,962. Fuel sales averaged approximately 47,000 gallons per month.


CRUISE OPERATIONS

     Combined Cruise Operations recorded an operating profit which amounted to $21,441 for the first quarter of 1998, on revenues totaling $228,559, while 1997's operating profit of $31,920 was recorded based on revenues of $282,654. The loss in revenue was for the most part due to a restructuring of contracts by certain cruise lines. Marketing fees accrued are the result of a broad based program coordinated by GalaxSea to produce cruise industry publications and promotions subscribed to by the cruise lines. The GalaxSea franchise system included 72 franchisees at March 31, 1998 compared to 62 at the end of the first quarter of 1997.

     GalaxSea's first quarter 1998 revenues amounted to $168,559, with an operating loss of approximately $14,087; revenues recorded for I.T. Cruise were $60,000, with an operating profit of approximately $35,529 for the first quarter of 1998.


EXPENSES TOTALED $5,988,567 THROUGH MARCH 31, 1998 COMPARED TO $5,273,589 FOR 1997, UP 14%.

     VIDEO POKER operations recorded a direct cost of revenue amounting to $2,259,948 in 1998 and $2,187,940 in 1997, an increase of 3%. This includes fees paid to the State of Louisiana of $1,349,550 (33.9% of video poker revenue) in 1998 and $1,289,884 (34.1% of video poker revenue) in 1997, and profit sharing payments as defined in operating and management contracts of $910,399 (22.9% of video poker revenue) in 1998 and $898,056 (23.7% of video poker revenue) in 1997.

     RETAIL operations recorded an increase of $264,905, or 20% in the cost of revenue related to fuel, convenience store, food and beverage operations. The $1,568,737 (80.8% cost margin on retail sales) in 1998 included $175,432 for the River Port Truck Stop, compared to $1,303,832 (82.2% cost margin on retail sales) in 1997.

     Fuel cost of goods sold for 1998 amounted to $1,144,463, representing a cost margin of 92.3%, compared to 1997's fuel cost of goods sold totaling $957,225, with a cost margin of 93.9%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first quarter of 1998, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

     Convenience store retail cost of goods sold totaling $226,483 (84.8% of sales) was up 35% for 1998 versus 1997's $167,917 (86.7% of sales).

     Food and beverage cost of goods sold totaled $197,791, up 11% in 1998, with a margin on sales of 45.5% compared to 1997's $178,690, with a margin on sales of 47.9%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates three of these low volume restaurants.

     CRUISE operations recorded a direct cost of revenue amounting to $66,210 for the first quarter of 1998 compared to 1997's $56,146, an increase of 18%. This was comprised of marketing, training and promotional expenses totaling $46,504 and royalty fees of $19,706 for 1998. 1997's marketing, training and promotional expenses amounted to $44,840 with royalty fees of $11,306.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $1,767,161 in 1998 and $1,520,533 in 1997 represented 28.7% and 26.9% of total revenue for 1998 and 1997, respectively.

     DEPRECIATION AND AMORTIZATION amounted to $155,094 for the first quarter of 1998 and $164,864 in 1997. Interest expense was $75,628 in 1998 and $69,754 in
1997. Net other revenue/(expense) was ($95,788) in 1998, compared to $29,482 in 1997.

COMPARISON OF 1998 TO 1997

     VIDEO POKER revenues increased to $3,979,045 in the first quarter of 1998 from $3,786,053 in 1997, up $192,992, or 5%. The Pelican Palace produced $883,919 in 1998 versus $737,575 in 1997, an increase of $146,343, or 20%.
King's Lucky Lady recorded video poker revenues of $681,464 in 1998 versus $581,844 in 1997, up $99,621, or 17%. The Lucky Longhorn generated $932,712 in 1997 to $875,016 in 1998, up $57,696, or 7%. The Gold Rush posted $794,377 in
1998 compared with $752,045 in 1997, up $42,331, or 6%. The Diamond Jubilee produced $637,059 in 1998 versus $622,462 in 1997, an increase of $14,596, or
2%. Declines in video poker revenue were experienced mainly due to the closure of Stelly's Southern Gold on May 28, 1997- first quarter 1997 production was $109,095; and the reduction of Route Operations resulting in $49,515 in 1998 from $108,015 in 1997, down $58,500, or 54%.

     RETAIL revenues from fuel and convenience store, food and beverage operations amounted to $1,942,587 for the first quarter of 1998 compared to 1997's $1,586,726, an increase of 22%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $264,905, or 20% from $1,303,832 in 1997 to $1,568,737 in 1998, including $175,432 for the River Port
Truck Stop. The cost of revenue excluding the River Port Truck Stop increased $89,473, or 7%.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES totaled $1,767,161 in 1998 and $1,520,533 for 1997, an increase of $246,628, or 16.2%. This overall increase resulted primarily from payroll, contract and professional services, truck stop and casino promotional expenses and new operations.

     Payroll related expenses increased $69,389, or 9%, from $744,742 in 1997 to $814,131 for the first quarter of 1998, inclusive of an increase from operating the River Port Truck Stop of $18,702 and a decrease from Cruise Operations of $39,511; and all other payroll expenses were up $90,198, an increase of 13%, which now reflects the full impact of the overall 18.4% increase in the Federal Minimum Wage from $4.35 per hour to $4.75 per hour (October 1, 1996) and $4.75 per hour to $5.15 per hour (September 1, 1997). This increase was also passed through by vendors and contractors which raised the Company's overall level of direct operating expenses.

     Contract and professional services (outside services) expenses increased $85,065, or 43%, from $196,121 in 1997 to $281,186 for the quarter ended March 31, 1998; which included legal and accounting fees totaling $138,020 in 1998 and $72,066 for 1997, an increase of $65,954, or 92%, resulting from regulatory and licensing issues as discussed above; casino security costs of $77,601 in 1998 and $69,203 for 1997, an increase of $8,399, or 12%, resulting from the increase in the Federal Minimum Wage; and consulting fees totaling $65,565 in 1998 and $54,852 for 1997, an increase of $10,713, or 20%.

     Truck stop and casino promotional expenses amounted to $248,407 in 1998, up 53%, or $85,581 from 1997's $162,826, consisting of 4.2% and 3.0% of combined truck stop and casino revenue for 1998 and 1997 respectively. This increase in promotional expense was the result of targeted marketing programs to maintain and/or to increase fuel sales and to increase the length of time customers spend in the casino. Complimentary food and beverage was the majority of the increase amounting to $72,754; the direct cost of revenue being approximately 45%.

     Incremental operating expenses, excluding payroll expenses for the River Port Truck Stop, amounted to $31,813 for the first quarter of 1998. Combined Cruise Operations recorded a decrease of $33,234, or 17%, in other operating expenses from 1997's $85,022 to $51,788 for the first quarter of 1998.

     All other expenses totaled $339,836 in 1998 compared to $331,822, a decrease of $8,014, or 2.4%.

     DEPRECIATION AND AMORTIZATION amounted to $155,094 for the first quarter of 1998 and $164,864 in 1997, a decrease of $9,770, or 6%. Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $55,075 in 1998 compared to $76,410 for 1997. Depreciation and amortization on truck stop and convenience store operations totaled $14,292 in 1998 and $14,400 for 1997; Depreciation and amortization on cruise operations amounted to $82,847 in 1998 compared to $71,354 for 1997; and $2,880 in 1998 versus 1997's $2,700 on corporate assets. Interest expense was $75,628 in 1998 and $69,754 for 1997, an increase of $5,875, or 8%. Net other revenue / (expense) totaled ($95,788) in 1998 compared to 1997's $29,482. This line item includes rental income, interest income, ATM commissions and miscellaneous gains and losses on the disposal of assets. In addition, during 1997 the Company and Operator were subject to court orders which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997 through March 2, 1998, and 100% from March 3, 1998 until a judgement is made on the Company's and Operator's appeal. This escrow requirement, recorded as an expense entitled as a "litigation reserve", amounted to $139,660 through December 31, 1997, with a total of $119,544 added as a result of first quarter 1998 operations and is recorded in the category of other expense.

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


FORWARD LOOKING STATEMENTS

     Statements that are not historical facts included in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator, maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's markets, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-QSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.



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

     T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, L.L.C., 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operate King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator will be required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of May 1, 1998, Operator had placed in escrow $259,204 for the period from May 1997 through March 1998. Operator and the Company plan to petition the court in June 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if they do not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Simultaneously with the acquisition of GalaxSea and I.T. Cruise, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable, and will continue to exist as accrued dividends payable after conversion of the Class A Preferred Stock into Common Stock.

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


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


                                    By:  /s/ George J. Akmon
                                         ----------------------------------
                                         Executive Vice-President &
                                         Chief Financial Officer (Principal
                                         Financial and Chief Accounting
                                         Officer)

Date: May 14, 1998