Form 10QSB
period 1998-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1998-08-14
CIK 29952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             Delaware                                            75 - 2571032
             ---------                                          --------------
(State of incorporation or organization)                        (IRS Employer
                                                             Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas                           75240
-----------------------------------------                       --------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code                   (972) 671-1133
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


Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 1998: 34,284,822
               ----------

Transitional Small Business Disclosure Format (Check One):     Yes   No XX
                                                                  --    --

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                               30-JUN-98     31-DEC-97
                                                                              ------------  ------------
ASSETS                                                                         UNAUDITED
------

CURRENT ASSETS:
   Cash                                                                       $   136,199   $   428,454
   Restricted cash                                                                      -       187,258
   Accounts receivable                                                            253,601       361,684
   Inventories, at cost                                                           102,773       151,903
   Prepaid Expenses                                                                67,750        94,326
   Notes receivable - current                                                      15,650        16,009
   Current deferred tax asset                                                      19,030        19,030
                                                                              -----------   -----------
        TOTAL CURRENT ASSETS                                                      595,003     1,258,664
                                                                              -----------   -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                           750,391     1,351,791
                                                                              -----------   -----------

OTHER ASSETS:
   Deposits                                                                       381,822       151,768
   Long-term deferred tax asset                                                   428,948       428,948
   Assets of business that the majority interest
      was transferred under contractual agreement                               1,546,047             -
   Trade name, contract rights and organizational costs, net of
      accumulated amortization                                                    143,931       168,418
   Goodwill and merger costs                                                      793,834       928,512
   Notes Receivable-long-term                                                      15,350        33,523
                                                                              -----------   -----------
                                                                                3,309,932     1,946,562
                                                                              -----------   -----------
        TOTAL ASSETS                                                          $ 4,655,326   $ 4,557,017
                                                                              ===========   ===========

LIABILITY AND STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                   $   762,146   $ 1,333,703
   Notes payable - current                                                        896,915     1,341,130
   Income Taxes Payable                                                                 -        10,774
   Preferred stock dividends payable                                              780,000       780,000
                                                                              -----------   -----------
        TOTAL CURRENT LIABILITIES                                               2,439,061     3,465,607

LONG-TERM LIABILITIES:
   Liabilities of business that the majority interest
    was transferred under contractual agreement                                 1,533,017             -
   Notes Payable-long-term                                                         17,182       663,249
   Notes Payable to certain stockholders-long-term                              1,292,827     1,288,827
                                                                              -----------   -----------
        TOTAL LONG-TERM LIABILITIES                                             2,843,026     1,952,076
                                                                              -----------   -----------

        TOTAL LIABILITIES                                                     $ 5,282,087   $ 5,417,683

STOCKHOLDERS' EQUITY:
  Class A preferred stock,$3.00 par value, 10% annual cumulative dividend
     1,600,000 shares authorized, 414,286 and 1,287,000 shares issued,
     at June 30, 1998 and December 31, 1997                                     1,242,858     3,861,000
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
      3,096,000 and 8,000,000 shares of series "B" issued at June 30, 1998         30,960        80,000
       and Dec. 31, 1997
 Common stock, $.01 par value, 100,000,000 shares authorized, 34,284,822
     and 14,709,342 shares issued at June 30, 1998 and December 31, 1997          342,848       200,957
 Additional paid-in-capital (deficit)                                            (731,821)   (3,257,112)
 Retained earnings (deficit)                                                   (1,511,606)   (1,745,511)
                                                                              -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                                            $  (626,761)  $  (860,666)
                                                                              -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $ 4,655,326   $ 4,557,017
                                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                  30-JUN-98       30-JUN-97     30-JUN-98     30-JUN-97
                                                --------------  -------------  ------------  -----------

REVENUE:
 Video Poker Revenue                               $3,956,806     $ 3,840,224  $ 7,935,851   $ 7,626,277
 Truck Stop and Convenience Store                   2,102,850       1,740,284    4,045,437     3,327,010
 Cruise Revenue                                       280,592         471,486      509,151       754,140
                                                   ----------     -----------  -----------   -----------
                                                    6,340,248       6,051,994   12,490,439    11,707,427

COST AND EXPENSES:
 Cost of Revenues                                   4,080,650       4,039,557    7,975,546     7,587,502
 General and Administrative Expenses                1,849,364       1,745,453    3,616,525     3,266,484
 Interest Expense                                      62,051         104,328      137,679       174,082
 Depreciation and Amortization                        155,259         161,528      310,353       326,392
                                                   ----------     -----------  -----------   -----------
                                                    6,147,324       6,050,866   12,040,103    11,354,460
                                                   ----------     -----------  -----------   -----------

OPERATING INCOME (LOSS)                               192,924           1,128      450,336       352,967

OTHER REVENUE (EXPENSE), NET                          (91,042)         16,629     (186,830)       46,109
                                                   ----------     -----------  -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES              101,882          17,757      263,506       399,076

PROVISION FOR INCOME TAXES                            (17,100)              -      (29,600)     (146,000)
                                                   ----------     -----------  -----------   -----------

NET INCOME                                             84,782          17,757  $   233,906   $   253,076

LESS: Preferred Stock Dividends                             -               -            -             -

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $   84,782     $    17,757  $   233,906   $   253,076
                                                   ==========     ===========  ===========   ===========
BASIC EARNINGS PER SHARE                           $     0.00     $      0.00  $      0.01   $      0.01
                                                   ==========     ===========  ===========   ===========



    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                   30-JUN-98   30-JUN-97
                                                                   ----------  ----------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                         $ 233,906   $ 253,076

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                        310,353     326,392

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                            81,395    (168,026)
(Increase) decrease in inventories                                    22,434     (20,466)
(Increase) decrease in prepaid expenses                              (17,860)     36,005
(Increase) decrease in deposits                                     (262,422)    (13,560)
Increase (decrease) in income taxes payable                                -      13,447
Increase (decrease) in accounts payable and accrued liabilities      183,864     143,444
                                                                               ---------

Net cash provided (used) by operating activities                     551,670     570,312
                                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                           (70,929)   (113,853)
Proceeds to borrowers                                                  7,746      48,087
Repayment by borrowers                                                (7,500)     (8,473)
                                                                   ---------   ---------

Net cash provided (used) by investing activities                      70,683     (74,239)
                                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                                (319,460)   (429,811)
                                                                   ---------   ---------

Net cash provided (used) by financing activities                    (319,460)   (429,811)
                                                                   ---------   ---------

NET INCREASE (DECREASE) IN CASH                                      161,527      66,262

CASH - beginning of period                                           615,712     548,494
                                                                   ---------   ---------

CASH - ending of period                                            $ 777,239   $ 614,756
  ($641,040 of which is included in                                =========   =========
 "Assets of business that the majority
 interest was transferred under contractual
 agreement")




    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

    FOR THE YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED JUNE 30, 1998


Total
                               Class A      Preferred                   Additional          Retained    Stockholders'
                              Preferred      Stock        Common          Paid-in           Earnings       Equity
                                Stock       Series "B"     Stock      Capital (Deficit)     (Deficit)     (Deficit)
                              ----------------------------------------------------------------------------------------
BALANCE, December 31, 1996    $ 3,861,000  $  80,000     $200,957       $(3,257,112)       $(1,682,133)    $(797,288)

NET INCOME FOR THE YEAR
ENDED DECEMBER 31, 1997                 -          -            -                 -            (63,378)      (63,378)
                              -----------  ---------     --------       -----------        -----------     ---------
BALANCE, December 31, 1997    $ 3,861,000  $  80,000     $200,957       $(3,257,112)       $(1,745,511)    $(860,666)
                              -----------  ---------     --------       -----------        -----------     ---------

CONVERSION OF SERIES "B"
 PREFERRED STOCK                        -    (49,040)      49,040                 -                  -             -

CONVERSION OF CLASS A
 PREFERRED STOCK               (2,618,142)         -       55,875         2,562,267                  -             -

ISSUANCE OF ADDITIONAL
COMMON STOCK                            -          -       36,976           (36,976)                 -             -

NET INCOME FOR SIX MONTHS
ENDED JUNE 30, 1998                     -          -            -                 -            233,905       233,905
                              -----------  ---------     --------       -----------        -----------     ---------
BALANCE, JUNE 30, 1998        $ 1,242,858  $  30,960     $342,848       $  (731,821)       $(1,511,606)    $(626,761)
                              ===========  =========     ========       ===========        ===========     =========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------
                            JUNE 30, 1998 AND 1997
                            ----------------------

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

NOTE 2. ACCOUNTING TREATMENT - RESTRUCTURE AND ASSIGNMENT OF OWNERSHIP OF OM OPERATING, LLC

        The Company and Operator have responded to various concerns of the Louisiana Gaming Control Board and the Louisiana Video Gaming Division, of the Gaming Enforcement Section of the Office of the State Police, discussed in Note 9, the Company and Williams restructured Operator effective April 15, 1998.
The restructure included an assignment of ownership interests by the Company which does not qualify for sale treatment under applicable accounting rules until Williams' share of distributions of cash flow result in sufficient
payments on the note to make significant reductions thereof.   Until that time,
the Company will continue to consolidate the operations of Operator.

The assets and liabilities of operator as June 30, 1998 are as follows:

                     ASSETS

     Cash                                    $  641,040
     Accounts Receivable                         44,973
     Inventory                                   26,696
                                             ----------
          Total Current Assets                  712,709
     Property, Plant and Equipment, net         546,820
     Prepaid Expenses                            44,436
     Intangibles and other, net                 242,081
                                             ----------
     TOTAL ASSETS                            $1,546,046
                                             ==========

               LIABILITIES

     Accounts Payable/Accrued Liabilities    $  775,601
     Notes Payable - Current                    235,566
                                             ----------
          Total Current Liabilities           1,011,167
     Notes Payable - Long-term                  521,850
                                             ----------
     TOTAL LIABILITIES                       $1,533,017
                                             ==========

NOTE 3. ACQUISITION OF ASSETS

        In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." ("RPTS") and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional Rent would be 10% of Net Revenue. RPTS assigned the lease to River Port Truck Stop, LLC ("River Port LLC") on May 19, 1998. River Port LLC is a Louisiana limited liability company formed on April 13, 1998, by the Company and Donald I Williams (who own 49.9% and 50.1%, respectively, of the currently outstanding membership interests) to build and operate a video poker casino, restaurant, truck stop and convenience store on the leased property. See Note 9, below. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary RPTS, began operations, and effective July 21, 1998 the operations were taken over by River Port LLC. River Port LLC has completed the facility design process and has made application and has secured the proper permits to build the convenience store, fuel facility and parking lot. Construction is underway on the convenience store and it is expected that this portion of the project will be completed by the middle of the fourth quarter of 1998. The video poker casino is in the final design and permitting phase and construction will commence during September 1998 with completion targeted for December 1, 1998.

        On June 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") and 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") from International Tours, Inc. ("International"). Both corporations were wholly owned subsidiaries of International.

        GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of Common Stock and 8,000,000 shares of a newly designated series of the Company's preferred stock, par value $.01 per share, designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"). The 8,000,000 shares of Series B Preferred Stock are entitled to one vote for each share issued and will vote together with the Common Stock as one class, and not as a separate class (except as mandated by law); International has converted 4,904,000 shares of Series B Preferred Stock into Common Stock, leaving 3,096,000 shares of Series B Preferred Stock outstanding. As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and was entitled, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. This amendment was approved at the Company's annual meeting of the stockholders and 872,714 shares of Class A Preferred Stock converted into 5,587,544 shares of Common Stock effective June 4, 1998 and the remaining 414,286 shares of Class A Preferred Stock converted into 2,652,456 shares of Common Stock effective July 3, 1998. International was issued 3,697,580 and 1,755,274 shares of Common Stock on June 4, 1998 and July 3, 1998, respectively, in compliance with its anti-dilution agreement respecting the conversion of Class A Preferred Stock. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable.

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

NOTE 4. PRESENT CASH SHORTFALL

        As of July 1, 1998, the Company was twenty principal payments in arrears, at regular principal and interest payments of $50,000 per month (a total of $720,255 of principal and $67,816 in interest payable; interest has not been paid since November 1, 1997), in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,120,854 at June 30, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On April 1, 1998, International agreed to allow the $638,071 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $100,839 at July 1, 1998, and require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter. As of July 1, 1998, 15 monthly payments, for a total of $386,950, have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company. Until the International note is paid in full and the subordinated debentures are paid in full, the Company is prohibited from paying dividends on its Common Stock. See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of
Operation - Liquidity and Capital Resources - Present Cash Shortfall."

NOTE 5. LEASE TERMINATION

        In T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, L.L.C., 27th Judicial District Court, St. Landry Parish, Louisiana, the preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and OM Operating, L.L.C. ("Operator") on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operate King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator is required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of July 1, 1998, Operator had placed in escrow $388,821 for the period from May 1997 through June 1998. Operator and the Company plan to petition the court in September 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if they do not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.

NOTE 6. EARNINGS PER SHARE

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income available to common shareholders by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. The adoption of this statement had no material impact on the Company's calculation of earnings per share. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997.

NOTE 7. COMPREHENSIVE INCOME

        In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for 1998. Adoption of this standard did not have an effect on the Company's financial statements, financial position or results of operations in 1998.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

        In June 1998, the FASB issued SFAS 133 "According for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted beginning as early as July 1, 1998. As the Company does not currently have any derivative instruments adoption of this standard would not have any impact on its financial statements, financial position or results of operations.

NOTE 9. RESTRUCTURE OF OM OPERATING, L.L.C. AND RELATED MATTERS

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

     The Company and Williams terminated the various rights of first refusal and purchase options which the Company previously had with regard to the 51% ownership interest of Williams. Pursuant to the Amendment, if either the Company or Williams fails to maintain the suitability requirements of the Louisiana Act, his or its ownership interests may be sold to a third party, with the consent of the other party (which consent may not be unreasonably withheld), upon such terms and conditions as he or it may negotiate with such third party; provided, if such sale is not accomplished within specified time periods, the other party has the right to locate a purchaser (or buy the interest himself or itself) for a purchase price equal to the allocable share of Operator's net operating income for the preceding calendar year multiplied by a factor of two. For the period April 14, 1998 through June 30, 1998, operating profits were $173,097, of which 51% were assignable to Williams.

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

     RIVER PORT TRUCK STOP - PORT ALLEN, LOUISIANA. As part of the Amendment, the Company and Williams agreed to form River Port LLC to pursue development, construction, ownership and operation of the River Port Truck Stop in Port Allen, Louisiana. Initially, River Port LLC will be owned 49.9% by the Company and 50.1% by Williams, but it is contemplated that additional equity partners may be admitted so that the ownership interest of each of the Company and Williams would be reduced pro-rata (after an initial reduction of 0.2% of Williams' interest) down to 40% each, with other equity partners owning 20%.

     On July 21, 1998, the Company and Williams entered into an Operating Agreement to govern the operations of River Port LLC. Williams and the Company agreed to appoint George J. Akmon as the Manager of River Port LLC. The Manager is responsible for all routine, daily operational decisions.
Decisions such as incurring debt, selling or buying devices, entering into additional agreements to operate video poker devices, amending existing agreements, and other material, non routine decisions require the approval of 65% of the ownership interests in River Port LLC. Until the Note is paid in full, the Company has the right to remove and appoint a new manager with the concurrence of Williams, and must at the request of Williams remove and replace any manager who fails to satisfactorily perform his duties. Once the Note has been paid in full, managers will be elected by the owners of at least 65% of the ownership interests in River Port LLC.

     On July 21, 1998, the Company and River Port LLC entered into a Consulting and Administrative Agreement (the "Consulting Agreement") pursuant to which the Company has agreed to provide consulting and administrative services relating to the daily management of River Port LLC's video poker casino. The Company will receive a fee of $50,000 per year for rendering such services. The Consulting Agreement expires on the later of April 15, 2002 or the date the Note is paid in full, provided the Company has an option to extend the Consulting Agreement for an additional six years, unless the Note was not paid in full within six years, in which case the extension is reduced so the maximum term of such extension, when added to the original term, does not exceed 12 years. The fee payable during any extension term is to be agreed upon by the Company and River Port LLC (acting at the direction of Williams), and if they cannot reach agreement, they have agreed to submit the issue to binding arbitration so that a reasonable fee will be determined by binding arbitration.

     Williams, River Port LLC and Operator also entered into an Amendment to Employment Agreement on July 21, 1998 pursuant to which Williams agreed to perform the same services for River Port LLC as he is performing for Operator under the Employment Agreement between him and Operator, and pursuant to which Operator and River Port LLC agreed to split his annual salary of $250,000 pro rata based on the number of truck stop video poker casinos operated by each of them. He will also be reimbursed for expenses incurred on behalf of River Port LLC during the course of his employment. The Employment Agreement terminates on the later of April 15, 2002 or the date the Note is paid in full.

     Pursuant to the Operating Agreement, if either the Company or Williams fails to maintain the suitability requirements of the Louisiana Act, his or its ownership interests may be sold to a third party, with the consent of the other party (which consent may not be unreasonably withheld), upon such terms and conditions as he or it may negotiate with such third party; provided, if such sale is not accomplished within specified time periods, the other party has the right to locate a purchaser (or buy the interest himself or itself) for a purchase price equal to the allocable share of River Port LLC's net operating income for the preceding calendar year multiplied by a factor of two.

     As long as the suitability standards are being maintained by each party, each of Williams and the Company is given the right under the Operating Agreement to sell his or its ownership interests at any time to any third party with the consent of the other person, which consent may not be unreasonably withheld. If the Company is selling its ownership interests, it is also entitled to assign the Consulting Agreement to the purchaser with the consent of Williams, which consent may not be unreasonably withheld, if such purchaser has expertise to perform the services being performed by the Company under the Consulting Agreement.

     Effective July 17, 1998, River Port LLC borrowed $1,750,030 from Cottonport Bank (the "Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by River Port LLC. This note bears interest at an annual rate of 10.25% until December 31, 1998, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal of 2% above the prime rate of Chase. The full amount of the loan is guaranteed by the company and Operator; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual. The lease of the property upon which the truck stop and video poker casino is being constructed has been pledged as collateral for the loan, and the improvements being constructed thereon have been also pledged as collateral for the loan.

NOTE 10. INCOME TAX AUDIT

         Currently, the Internal Revenue Service is challenging the Company's position with regard to utilization of the Net Operating Loss Carry Forward originally incurred by the Company's predecessor. The outcome of this challenge is uncertain and an unfavorable ruling could have a material affect on the Company's earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         PRESENT CASH SHORTFALL. As of July 1, 1998, the Company was twenty months in arrears (a total of $720,255 of principal and $67,816 in interest payable) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,120,854 at July 1, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

         The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $638,071 accrued and owed at April 1, 1998 to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $100,839 at July 1, 1998. These debentures require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter, and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1998. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino and the restructuring of the Company's revenue and profits interests in Operator, and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the fourth quarter of 1998, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1998, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

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

         As also noted previously, the Company has been involved in litigation respecting its continued right to operate King's Lucky Lady Truck Stop, and the ultimate resolution of such case against the Company and Operator would have an adverse affect on the Company's cash flow. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator is required to escrow 100% of the operating profit. This escrow amounted to $249,161 for the six months ended June 30, 1998, the total escrow amounts to $388,821 for the period from May 1997 through June 30, 1998.

     The Company has funded a portion of the construction of the River Port Truck Stop and Casino through cash flow from operations for a total of $306,610 for the six months ended June 30, 1998, the total amount of operating cash flow applied to this project is $346,610 for the period from November 1997 through June 30, 1998. The Company received reimbursement of this amount from the proceeds of the loan from Cottonport Bank on August 6, 1998.

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

     General Condition. For comparison purposes the following is presented on a consolidated basis which includes Operator as presented prior to the restructure of Operator discussed above. The Company ended the second quarter of 1998 with $777,239 in cash and other current assets amounting to $574,910, including accounts receivable of $280,289, inventories and prepaid expenses of $260,685 and current notes receivable of $33,936. The Company's total liabilities were $5,282,087 at June 30, 1998, including accounts payable and accrued liabilities of $1,528,341, current notes payable of $1,141,887, long-term notes payable of $1,831,859 and preferred stock dividends payable of $780,000. The Company's liabilities decreased $135,596 from $5,417,683 at December 31, 1997 to $5,282,087 at June 30, 1998. This variance was comprised of an increase in accounts payable and accrued liabilities of $183,864 and reductions in liabilities from other notes payable totaling $32,561, payments on long and short-term debt to banks totaling $107,822 and payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $179,077.

     Accounts payable and accrued liabilities of $1,528,341 included $741,792 in trade payables, state franchise taxes of $188,693, casino distributions of $227,504, payroll and payroll taxes of $184,188, income tax payable of $10,774 and accrued interest of $175,390.

     The current portion of other notes payable totaling $1,141,887 includes $536,261 related to the acquisition of I.T. Cruise and GalaxSea; the stock purchase note from the Gold Rush acquisition amounting to $155,481; $220,982 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $203,762 payable to Class A Preferred shareholders; and $25,401 in equipment leases and other notes.

     Long-term debt of $1,831,859 includes $499,821 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders; $615,593 related to the acquisition of I.T. Cruise and GalaxSea; and $23,861 in equipment leases and other notes.

     Effective August 4, 1998, Operator and NOVP agreed to expend approximately $170,000 to buy out the current truck stop operating lease, renovate, rehabilitate and improve the fuel operations at Stan's Truck Stop and Restaurant which functions as the qualified truck stop to meet the requirements of operating video poker devices at the Diamond Jubilee. The landlord agreed to a reduction in rental payments equal to $85,000 to participate in the funding of this effort.

     Effective July 17, 1998, River Port LLC borrowed $1,750,000 from the Bank, which loan is guaranteed by the Company and Operator. The loan bears interest at an annual rate of 10.25% until December 31, 1998, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal to 2% above the prime rate of Chase.

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

     At June 30, 1998, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,297,211.

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

     At the general election held on November 5, 1996, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker. The local option initiative gave the voters in each parish the right to decide what forms of gaming they want to continue in their parish. More recently, certain parishes, which had previously approved truck stop video poker, have elected to discontinue this form of gaming. If this were to happen in any of the parishes where the Company operates video poker, it would have a materially adverse impact on operations.

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

RESULTS OF OPERATIONS

NET INCOME FOR THE SIX MONTHS ENDED ENDED JUNE 30, 1998.

     Company operations resulted in net income before income taxes of $263,506 for the six months ended June 30, 1998, a decrease of $135,570, or 34%, from 1997's $399,076. On June 1, 1997 the Company began recording retail revenues as a result of operating the existing convenience store and fuel facility at the River Port Truck Stop in Port Allen, LA., with a resulting operating loss of $21,943 through June 30,1998. During 1997 the Company and Operator were subject to a court order which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997 through March 2, 1998, and 100% from March 3, 1998 until a judgement is made on the Company's and Operator's appeal. This escrow requirement, recorded as an expense entitled as a "litigation reserve", amounted to $139,660 through December 31, 1997, with a total of $249,161 added as a result of operations for the six months ended June 30, 1998. This escrow amounted to $36,740 for the six months ended June 30, 1997. Excluding the litigation reserve, net income was $435,816 and $512,667 for the six months ended June 30, 1997 and 1998, respectively, representing an increase of 18% in 1998.

REVENUES TOTALED $12,490,439 THROUGH JUNE 30, 1998 COMPARED TO $11,707,427 FOR 1997, UP 10%.

     VIDEO POKER REVENUES totaled $7,935,851 through June 30, 1998, up $309,573, or 4% from 1997's $7,626,278. Gains were achieved at the Pelican Palace - $224,900; King's Lucky Lady - $151,935, the Lucky Longhorn $129,073; the Gold Rush - $85,150 and the Diamond Jubilee - $2,071. These gains were partially offset by the closure of Stelly's Southern Gold - $183,852 and the reduction of Route Operations - $99,703 from 1997 to 1998. Video poker revenue production by location for 1998 and 1997 was as follows:

     Pelican Palace, Toomey, LA - $1,748,316 in 1998 and $1,523,416 in 1997, up
15%; resulting in average daily revenue per device (50 devices) of $193 through June 30, 1998 compared to 1997's $168.

     King's Lucky Lady, Port Barre, LA - $1,303,950 in 1998 and $1,152,014 in 1997, up 13%; resulting in average daily revenue per device (50 devices) of $144 through June 30, 1998 compared to 1997's $127.

     Lucky Longhorn, Vinton, LA - $1,895,649 in 1998 and $1,766,577 in 1997, up
7%; resulting in average daily revenue per device (50 devices) of $209 through June 30, 1998 compared to 1997's $195.

     Gold Rush, Opelousas, LA - $1,626,887 in 1998 and $1,541,737 in 1997, up
6%; resulting in average daily revenue per device (50 devices) of $180 through June 30, 1998 compared to $170 for 1997.

     Diamond Jubilee, New Orleans, LA - $1,253,144 in 1998 and $1,251,073 in 1997, up 2%; resulting in average daily revenue per device (40 devices) of $173 through June 30, 1998 compared to $166 for 1997( on an average of 41.7 devices).

     Route Operations - South LA - $107,906 in 1998 and $207,608 in 1997, down 48%; resulting in average daily revenue per device (13 devices) of $46 through June 30, 1998 compared to average daily revenue per device (22 devices) of $52 in 1997.

     Stelly's-LeBeau, LA - closed May 28, 1997; six months ended 1997 production amounted to $183,853, resulting in average daily revenue per device (16 devices) of $78.

     RETAIL REVENUES from fuel and convenience store, food and beverage operations amounted to $4,045,437 for the six months ended June 30,1998 compared to 1997's $3,327,010, an increase of 22%.

     Combined fuel and convenience store sales for the six months ended June 30,1998 increased $579,586, or 23%, to $3,144,598 compared to $2,565,012 in
1997. Fuel sales for 1998 amounted to $2,560,643, making up 63.3% of the Company's retail sales, compared to 1997's fuel sales of $2,157,070, contributing 64.8% of the Company's retail sales. Convenience store retail sales totaling $583,955 were up 43% for 1998 versus 1997's $407,942. Growth occurred at the Gold Rush, which reported $1,646,873 in revenue for the six months ended June 30, 1998 compared to 1997's $1,468,611, up 12%; King's Lucky Lady generated $1,025,446, down 1% from 1997's $1,034,000; and the River Port Truck Stop posted sales totaling $472,279 for the six months ended June 30,1998 compared to one month of operation in 1997 totaling $62,401.

     Six months ended June 30, 1998 food and beverage sales increased $138,841, or 18%, to $900,839, compared to $761,998 in 1997. Food and beverage sales for each location were as follows: King's Lucky Lady $439,587 in 1998 compared to 1997's $406,496, up 8%; Gold Rush - $231,664 in 1998 compared to $198,637 in
1997, up 17%;  Pelican Palace - $183,587 in 1998 versus $119,289 in 1997, up
54%; and the Diamond Jubilee - $46,003 in 1998 compared to $37,576 for 1997, up 22%.


     CRUISE REVENUES accrued for I.T. Cruise and GalaxSea totaled $509,151 for the six months ended June 30,1998 compared to 1997's $754,140. I.T. Cruise revenue resulting from its contracts with International Tours, Inc. amounted to accrued overrides and commissions of $120,000 for 1998 compared to 1997's $152,105. The accrual of GalaxSea's franchise system revenues was comprised of overrides and commissions of $91,045 in 1998 versus $118,030 in 1997; monthly license fees of $100,505 in 1998 compared to $87,450 in 1997; franchise sales fees of $2,500 in 1998 compared to $2,650 in 1997; marketing fees totaling $182,082 in 1998 compared to 1997's $383,162; and convention and training fees of $13,020 in 1998 compared to $10,743 in 1997.

CASINO AND TRUCK STOP OPERATIONS

     CASINO AND TRUCK STOP OPERATIONS recorded direct operating profit of $1,630,585 for the six months ended June 30, 1998 , an increase of $43,864, or 3%, from 1997's $1,586,721.

     The Gold Rush's casino and truck stop operations produced operating profit of approximately $617,280 in 1998 compared to $581,058 in 1997, up 6%. Fuel sales averaged approximately 207,000 gallons per month.

     The Lucky Longhorn's operating profit was approximately $330,146 in 1998 compared to $353,463 in 1997, down 7%. Operating margins suffered as strong promotional efforts were implemented to recover market share for the property. The Lucky Longhorn has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1997. The raising of the legal drinking age statewide from 18 to 21 years of age particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. The Longhorn Club (owed and
operated by lessor) was destroyed by fire on May 10, 1998.   Thus far,  the
Company has realized a reduction in the video poker revenue as a result of a
slight decline in the number of customers at the Lucky Longhorn.   During the
month of January 1997, operations were suspended for 3 days due to an ice storm. Fuel sales averaged approximately 270,000 gallons per month during 1998.

     The Pelican Palace generated operating profit of approximately $321,159 in 1998 compared to 1997's $280,540, an increase of 14%. Strong promotional efforts were implemented to gain market share in casino and fuel sales. The Pelican has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1997. During the month of January 1997, operations were suspended for 3 days due to an ice storm. In 1997, a portion of the income was applied to the reduction of a note receivable, which was satisfied in May of 1997. Fuel sales averaged approximately 160,000 gallons per month during 1998.

     King's Lucky Lady's operating profit for 1998 was approximately $315,844 compared to operating profit for 1997 of approximately $247,938, up 27%. Strong promotional efforts were implemented to gain market share in casino and fuel sales. See Part II, Item 1 -- Legal Proceedings" for a discussion of the judgement rendered against Company regarding the validity of its option to renew the lease on King's Lucky Lady. The Company has filed a suspensive appeal in an effort to reverse this decision. Fuel sales averaged approximately 131,000 gallons per month during 1998.

     The Diamond Jubilee generated operating profit of approximately $52,890 in 1998, compared to 1997's $78,505, down 33%. Two competitors with a total of 80 video poker devices came into the market during 1998 thus diluting The Diamond Jubilee's market share. The Diamond Jubilee also lost 10 devices after December 31, 1997 due to failure to maintain required fuel sales, and is expected to lose an additional five devices during the third quarter of 1998, until increased fuel sales are maintained. Fuel sales averaged approximately 61,000 gallons per month during the six months ended June 30,1998 compared to 84,000 gallons per month in 1997. Increased price competition has affected sales, which resulted in less than the required minimum for the fourth quarter of 1997 (100,000 gallons per month is necessary for 50 devices), so the Company operated 50 devices from July of 1996 through January of 1997, but has only operated 40 devices since of February 1, 1997. In order to increase fuel sales substantially, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. The Operator and NOVP have entered into an agreement with the landlord to expend approximately $170,000 to gain control of the fuel operation and to pay for such improvements. The landlord has agreed to a reduction in rental payments equal to $85,000 to assist in this effort. The Company and NOVP will aggressively market the fuel operation to increase the level of sales in order to maintain the minimum level to operate 50 devices, 40 devices or even 35 devices. There can be no assurance that such improvements will result in fuel sales being increased to achieve the minimum level, or that such sales can be maintained if they reach such levels. From March 30, 1998 to July 20, 1998 U.S. Highway 11 connecting with U.S. 90 (the highway on which the Diamond Jubilee is located), was closed to commercial and non-residential traffic, which affected business volume in the casino and truck stop operation.

     Route Operations generated operating profit for 1998 of approximately $15,209 compared to operating profit for 1997 of approximately $30,058, down 49%. During the six months ended June 30,1998, the Company had 13 devices operating within 6 locations, compared to 1997, when the Company operated 22 devices within 10 locations. The reduction in the number of route locations is the result of the expiration of the initial five year operating leases with tavern owners who have elected to purchase and operate their own video poker devices. The original operating leases had no provision for renewal.

     Stelly's Southern Gold was closed May 28, 1997. Operating profit for the six months ended June 30, 1997 amounted to $10,347. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility on May 28, 1997.

     River Port Truck Stop posted an operating loss of $22,791 for the six months ended June 30, 1998 compared to 1997's recorded operating profit of $4,812 for one month of operation. The loss was due to a full charge of rent expense totaling $42,000 for the six months ended June 30,1998. Construction of a complete truck stop and casino complex is currently in progress on this leased property. Fuel sales averaged approximately 52,000 gallons per month during 1998.


CRUISE OPERATIONS

     Combined Cruise Operations recorded an operating loss which amounted to $19,668 for the six months ended June 30,1998, on revenues totaling $509,151, while 1997's operating loss of $31,804 was recorded based on revenues of $754,140. The loss in revenue was due to a major promotion for the film "Out-to-Sea" which generated promotional revenue of approximatley $111,747 during the second quarter of 1997 and a restructuring of contracts by certain cruise lines. Marketing fees accrued are the result of a broad based program coordinated by GalaxSea to produce cruise industry publications and promotions subscribed to by the cruise lines. The GalaxSea franchise system included 73 franchisees at June 30, 1998 compared to 64 at June 30,1997.

     GalaxSea's six months ended June 30, 1998 revenues amounted to $389,151, with an operating loss of approximately $87,510; revenues recorded for I.T. Cruise were $120,000, with an operating profit of approximately $67,842 for the six months ended June 30,1998.


EXPENSES TOTALED $12,040,103 THROUGH JUNE 30, 1998 COMPARED TO $11,354,360 FOR 1997, UP 6%.

     VIDEO POKER operations recorded a direct cost of revenue amounting to $4,488,749 in 1998 and $4,421,678 in 1997, an increase of 1.5%. This includes fees paid to the State of Louisiana of $2,685,419 (33.8% of video poker revenue) in 1998 and $2,598,051 (34.1% of video poker revenue) in 1997, and profit sharing payments as defined in operating and management contracts of $1,803,331 (22.7% of video poker revenue) in 1998 and $1,823,628 (23.9% of video poker revenue) in 1997.

     RETAIL operations recorded an increase of $495,166, or 18%, in the cost of revenue related to fuel, convenience store, food and beverage operations. The total for the six months ended June 30, 1998 amounted to $3,262,749 (80.7% cost margin on retail sales) compared to $2,767,583 (83.2% cost margin on retail sales) in 1997. Inclued is the River Port Truck Stop's cost of revenue related to fuel and convenience store of $393,794 (83.4% cost margin on retail sales) for 1998 compared to $48,396 for June of 1997. Improvements in the cost of revenue were mainly due to margin improvements on fuel sales which achieved a 92.3% margin in 1998 versus 93.8% in 1997, and food and beverage cost of revenue improvements from 48.9% in 1997 to 45.7% in 1998.

     Fuel cost of goods sold for 1998 amounted to $2,363,843, representing a cost margin of 92.3%, compared to 1997's fuel cost of goods sold totaling $2,022,733, with a cost margin of 93.8%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the six months ended June 30, 1998, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

     Convenience store retail cost of goods sold totaling $487,106 (83.4% of sales) increased 31% in 1998 on growth in sales of 43%. 1997's retail cost of goods sold totaled $372,580 (91.3% of sales).

     Food and beverage cost of goods sold totaled $411,801, up 11% in 1998, with a margin on sales of 45.7% compared to 1997's $372,270, with a margin on sales of 48.9%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates three of these low volume restaurants.

     CRUISE operations recorded a direct cost of revenue amounting to $224,048 for the six months ended June 30, 1998 compared to 1997's $398,241, a decrease of 44%. The reduction in cost was mainly due to a major promotion for the film "Out-to-Sea" for which approximatley $118,779 was recorded during the second
quarter of 1997.   1998's marketing, training and promotional expenses totaled
$181,110 and royalty fees were $42,938. 1997's marketing, training and promotional expenses amounted to $250,147 with royalty fees of $29,313.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $3,616,525 in 1998 and $3,266,484 in 1997 increased 11% and represented 29.0% and 27.9% of total revenue for 1998 and 1997, respectively.

     DEPRECIATION AND AMORTIZATION amounted to $310,353 for the six months ended June 30, 1998 and $326,392 in 1997, a 5% decrease. Interest expense was $137,679 in 1998 and $174,082 in 1997, a 20% decrease. Net other
revenue/(expense) was ($186,830) in 1998, compared to $46,109 in 1997.   The
majority of this expense was due to a total of $249,161 added to the litigation reserve for the six months ended June, 1998.


COMPARISON OF 1998 TO 1997

     VIDEO POKER revenues increased to $7,935,851 in the six months ended June 30, 1998 from $7,626,277 in 1997, up $309,574, or 4%. The Pelican Palace
produced $1,748,316 in 1998 versus $1,523,416 in 1997, an increase of $224,900, or 15%. King's Lucky Lady recorded video poker revenues of $1,303,950 in 1998 versus $1,152,014 in 1997, up $151,936, or 13%. The Lucky Longhorn generated $1,895,649 in 1998 compared to $1,766,577 in 1997, up $129,072, or 7%. The Gold
Rush posted $1,626,887 in 1998 compared with $1,541,737 in 1997, up $85,150, or
6%. The Diamond Jubilee produced $1,253,144 in 1998 versus $1,251,073 in 1997, an increase of $2,071, or 2%. Declines in video poker revenue were experienced mainly due to the closure of Stelly's Southern Gold on May 28, 1997-six months ended June 30, 1997 production was $183,853; and the reduction of Route Operations resulting in $107,906 in 1998 down from $207,608 in 1997, down $99,702, or 48%.

     RETAIL revenues from fuel and convenience store, food and beverage operations amounted to $4,045,437 for the six months ended June 30,1998 compared to 1997's $3,327,010, an increase of 22%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $495,166, or 18% from $2,767,583 in 1997 to $3,262,749 in 1998, including $393,794 for the River Port
Truck Stop. The cost of revenue excluding the River Port Truck Stop increased $149,768, or 5.5%.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES totaled $3,616,525 in 1998 and $3,266,484 for 1997, an increase of $350,041, or 11%. This overall increase resulted primarily from payroll, contract and professional services, truck stop and casino promotional expenses and new operations.

     Payroll related expenses increased $87,394, or 6%, from $1,545,287 in 1997 to $1,632,681 for the six months ended June 30,1998: including an increase due to the Employment Agreement with Williams as outlined above, equal to $34,583 from April 14 through June 30, 1998; operating the River Port Truck Stop of $29,682 for six months in 1998 versus one month in 1997; and a decrease from Cruise Operations of $80,134; all other payroll expenses were up $103,263, an increase of 7%, which now reflects the full impact of the overall 18.4% increase in the Federal Minimum Wage from $4.35 per hour to $4.75 per hour (October 1, 1996) and $4.75 per hour to $5.15 per hour (September 1, 1997). This increase was also passed through by vendors and contractors which raised the Company's overall level of direct operating expenses.

     Contract and professional services (outside services) expenses increased $61,820, or 14%, from $433,161 in 1997 to $494,981 for the six months ended June 30, 1998; which included legal and accounting fees totaling $212,341 in 1998 and $143,273 for 1997, an increase of $69,068, or 48%, resulting from regulatory and licensing issues as discussed above; casino security costs of $157,011 in 1998 and $144,223 for 1997, an increase of $12,788, or 9%, resulting from the increase in the Federal Minimum Wage; and contract services totaling $125,629 in 1998 and $145,665 for 1997, a decrease of $20,036, or 14%.

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

     Incremental operating expenses, excluding payroll expenses for the River Port Truck Stop, amounted to $31,813 for the six months ended June 30,1998. Combined Cruise Operations recorded a decrease of $33,234, or 17%, in other operating expenses from 1997's $85,022 to $51,788 for the six months ended June 30,1998.

     All other expenses totaled $339,836 in 1998 compared to $331,822, a decrease of $8,014, or 2.4%.

     DEPRECIATION AND AMORTIZATION amounted to $155,094 for the six months ended June 30,1998 and $164,864 in 1997, a decrease of $9,770, or 6%.
Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $55,075 in 1998 compared to $76,410 for 1997. Depreciation and amortization on truck stop and convenience store operations totaled $14,292 in 1998 and $14,400
for 1997;   on cruise operations amounted to $82,847 in 1998 compared to $71,354 for 1997; and $2,880 in 1998 versus 1997's $2,700 on corporate assets. Interest expense was $75,628 in 1998 and $69,754 for 1997, an increase of $5,875, or 8%.
Net other revenue/(expense) totaled ($95,788) in 1998 compared to 1997's $29,482. This line item includes rental income, interest income, ATM commissions and miscellaneous gains and losses on the disposal of assets. In addition, during 1997 the Company and Operator were subject to court orders which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997 through March 2, 1998, and 100% from March 3, 1998 until a judgement is made on the Company's and Operator's appeal. This escrow requirement, recorded as an expense entitled as a "litigation reserve", amounted to $139,660 through December 31, 1997, with a total of $249,161 added as a result of six months ended June 30, 1998 operations and is recorded in the category of other expense.

     INCOME TAX EXPENSE amount to $29,600 for the six months ended June, 1998. This is lower than the Company's statutory rate of 34% as the Company expects to realize the Net Operating Loss Carry Forward, a portion of which were reserved and thus not included as a deferred tax asset.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 25, 1995, the Company filed a petition for declaratory judgment in the 14th Judicial District Court, Calcasieu Parish, Louisiana, seeking the court's interpretation of the Act of Contract and Agreement (the "Contract") under which Operator operates the Lucky Longhorn video poker casino. At issue is whether Operator deducts the full 32.5% net device revenue tax, or only 22.5% (which was the statutory rate prior to the amendment of the statute effective July 1, 1994), in calculating net revenues for distribution under the Contract. Longhorn, the other party to the Contract, filed an answer to the Company's suit on November 28, 1995 claiming that only the old rate of 22.5% should be deducted, and claiming that Operator was in default for deducting the higher rate and that the Contract should therefore be terminated. A settlement was reached effective July 1, 1998 with the Longhorn, whereby the Company would assume 100% of the cost of casino security and the Longhorn would provide standard retail value from convenience store, restaurant, motel and beverage products and services, for casino marketing, equal to 50% of the amount paid by the Company for casino security. In addition, the Company agreed to reimburse the Longhorn $60,000 for parking lot paving completed in 1995, payable at $3,000 per month with no interest applied thereon.

        T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, L.L.C., 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operate King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator will be required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of July 1, 1998, Operator had placed in escrow $388,821 for the period from May 1997 through June 30, 1998. Operator and the Company plan to petition the court in September 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if they do not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.

        Harry Woodall, et al v. North American Gaming and Entertainment Corporation, 2nd Judicial District Court, Claiborne Parish, Louisiana. This suit represents a suit for declaratory judgment by former holders of Class A Preferred Stock seeking to have the court order that accrued dividends thereon must be paid. The Company is legally prevented from paying dividends at this time under provisions of the Delaware General Corporation Law, and is also contractually prohibited from paying dividends while certain indebtedness is outstanding. The Company plans to seek removal of this case to federal court and a dismissal of this action. The Company believes it will prevail, but there can be no assurance.

ITEM 2. CHANGES IN SECURITIES.

        The Company issued 5,587,544 shares of Common Stock to former holders of Class A Preferred Stock effective June 4, 1998, and 2,652,456 shares of Common Stock to former holders of Class A Preferred Stock effective July 3, 1998, as a result of the forced conversion discussed in Item 3, below, and issued 3,697,580 shares and 1,755,274 shares of Common Stock to International on June 4, 1998 and July 3, 1998, respectively, pursuant to International's anti-dilution agreement respecting the conversion of Class A Preferred Stock. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for all of the stock issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Simultaneously with the acquisition of GalaxSea and I.T. Cruise, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. This Amendment was approved at the Company's annual meeting of stockholders resulting in the issuance of shares of
Common Stock described in Item 2. above.   The $780,000 of dividends on the
Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable, and will continue to exist as accrued dividends payable after conversion of the Class A Preferred Stock into Common Stock.

See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Present Cash Shortfall."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 4, 1998, the Company held its Annual Meeting of Stockholders, at which the following matters were approved (with holders of Common Stock, Class A Preferred and Series B Preferred Stock voting as one class on both items, and holders of Common Stock voting separately as a class on item (2)):

          (1) Each of the three nominated directors, E.H. Hawes, II, Daryl N. Snadon and Richard P. Crane, Jr. were reelected to the Board of Directors. The following number of shares were voted for, against or withheld with respect to each of such directors:

               Name                     Votes For   Votes Against  Votes Withheld
               ----                     ----------  -------------  --------------

               E. H. Hawes, II          20,111,733            105             564
               Daryl N. Snadon          20,111,733            105             564
               Richard P. Crane, Jr.    20,111,733            105             564

          (2) An amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares was approved with 20,091,044 shares voted for, 3,652,638 shares voted against, 603 shares withheld and no broker non-votes with regard to Common Stock, Class A Preferred Stock and Series B Preferred Stock voting as one class, and 16,746,045 shares for, 3,238,352 shares voted against, 603 shares withheld and no broker non-votes with regard to Common Stock voting separately as a class.

ITEM 5. OTHER INFORMATION.

        The Company may exercise its discretionary authority to vote proxies on any matter raised at next year's annual meeting of stockholders which is not described in the Company's proxy statement unless the Company has received notice of such matter from a stockholder on or before April 6, 1999.

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

*3.1.6 Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares.

3.2 Amended and Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

*10.1 Operating Agreement of River Port Truck Stop, LLC between the Company and Donald I. Williams ("Williams").

*10.2 Amendment to Employment Agreement between River Port Truck Stop, LLC, O.M. Operating, L.L.C. and Williams.

*10.3 Consulting and Administrative Agreement between the Company and River Port Truck Stop, LLC.

*10.4 Letter Agreement between the Company and Williams relating to River Port Truck Stop, LLC.

*10.5 Assignment and Assumption of Lease dated May 19, 1998, by and between River Port Truck Stop, Inc. and River Port Truck Stop, LLC.

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


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


Date: August 14, 1998               By:  /s/ George J. Akmon
                                       --------------------------------
                                       Executive Vice-President &
                                       Chief Financial Officer (Principal
                                       Financial and Chief Accounting
                                       Officer)