Form 10QSB
period 1998-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1998-11-16
CIK 29952

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                           75-2571032
           --------                                      ------------------
(State of incorporation or organization)                    (IRS Employer
                                                         Identification No.)


13150 Coit Road, Suite 125, Dallas, Texas                       75240
-----------------------------------------                       -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code              (972) 671-1133
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

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 1998: 41,788,552
                    ----------

Transitional Small Business Disclosure Format (Check One):     Yes      No xx
                                                                  --       --

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                                  30-SEPT-98    31-DEC-97
                                                                                 ------------  ------------
ASSETS                                                                            UNAUDITED
CURRENT ASSETS:
   Cash                                                                          $    27,229   $   428,454
   Restricted cash                                                                         -       187,258
   Accounts receivable                                                               257,040       361,684
   Inventories, at cost                                                              119,837       151,903
   Prepaid Expenses                                                                   25,510        94,326
   Notes receivable - current                                                         15,650        16,009
   Current deferred tax asset                                                         19,030        19,030
                                                                                 -----------   -----------
        TOTAL CURRENT ASSETS                                                         464,296     1,258,664
                                                                                 -----------   -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                            1,489,609     1,351,791
                                                                                 -----------   -----------

OTHER ASSETS:
   Deposits                                                                          118,968       151,768
   Long-term deferred tax asset                                                      428,948       428,948
   Assets of business that the majority interest
      was transferred under contractual agreement                                  1,683,077             -
   Trade name, contract rights and organizational costs, net of
      accumulated amortization                                                       137,345       168,418
   Goodwill and merger costs                                                         726,265       928,512
   Notes Receivable-long-term                                                         15,350        33,523
                                                                                 -----------   -----------
                                                                                   3,109,953     1,946,562
                                                                                 -----------   -----------
        TOTAL ASSETS                                                             $ 5,063,858   $ 4,557,017
                                                                                 ===========   ===========

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                      $   769,116   $ 1,333,703
   Notes payable - current                                                         1,547,474     1,341,130
   Income Taxes Payable                                                                    -        10,774
   Preferred stock dividends payable                                                 780,000       780,000
                                                                                 -----------   -----------
        TOTAL CURRENT LIABILITIES                                                  3,096,590     3,465,607

LONG-TERM LIABILITIES:
   Liabilities of business that the majority interest
    was transferred under contractual agreement                                    1,547,851             -
   Notes Payable-long-term                                                            16,099       663,249
   Notes Payable to certain stockholders-long-term                                 1,229,644     1,288,827
                                                                                 -----------   -----------
        TOTAL LONG-TERM LIABILITIES                                                2,793,594     1,952,076
                                                                                 -----------   -----------

        TOTAL LIABILITIES                                                        $ 5,890,184   $ 5,417,683

STOCKHOLDERS' EQUITY:
  Class A preferred stock,$3.00 par value, 10% annual cumulative dividend
     1,600,000 shares authorized, no shares and 1,287,000 shares issued,
     at September  30, 1998 and December 31, 1997                                          -     3,861,000
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
      no shares and 8,000,000 shares of series "B" issued at September  30, 1998                    80,000
       and December  31, 1997                                                              -
  Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
     and 14,709,342 shares issued at September 30, 1998 and December 31, 1997        417,886       200,957
  Additional paid-in-capital (deficit)                                               466,960    (3,257,112)
  Retained earnings (deficit)                                                     (1,711,172)   (1,745,511)
                                                                                 -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                                               $  (826,326)  $  (860,666)
                                                                                 -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $ 5,063,858   $ 4,557,017
                                                                                 ===========   ===========

    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                         QUARTER ENDED               NINE MONTHS ENDED
                                                  30-SEPT-98      30-SEPT-97      30-SEPT-98    30-SEPT-97
                                                --------------  ---------------  ------------  ------------
REVENUE:
 Video Poker Revenue                               $3,820,367      $ 3,575,643   $11,756,218   $11,201,920
 Truck Stop and Convenience Store                   2,272,855        2,043,576     6,318,292     5,370,586
 Cruise Revenue                                       209,945          339,043       719,096     1,093,183
                                                   ----------      -----------   -----------   -----------
                                                    6,303,167        5,958,262    18,793,606    17,665,689

COST AND EXPENSES:
 Cost of Revenues                                   4,066,703        3,888,136    12,042,249    11,475,638
 General and Administrative Expenses                2,071,737        1,826,740     5,688,262     5,093,224
 Interest Expense                                      77,322          103,158       215,001       277,240
 Depreciation and Amortization                        152,754          198,191       463,107       524,583
                                                   ----------      -----------   -----------   -----------
                                                    6,368,516        6,016,225    18,408,619    17,370,685
                                                   ----------      -----------   -----------   -----------

OPERATING INCOME (LOSS)                               (65,349)         (57,963)      384,987       295,004

OTHER REVENUE (EXPENSE), NET                          (79,217)         (13,392)     (266,047)       32,717
                                                   ----------      -----------   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             (144,566)         (71,355)      118,940       327,721

PROVISION FOR INCOME TAXES                            (55,000)         (57,772)      (84,600)     (203,772)
                                                   ----------      -----------   -----------   -----------

NET INCOME                                         $ (199,566)     $  (129,127)  $    34,340   $   123,949

LESS: Preferred Stock Dividends                             -                -             -             -

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $ (199,566)     $  (129,127)  $    34,340   $   123,949
                                                   ==========      ===========   ===========   ===========
BASIC EARNINGS PER SHARE                           $    (0.01)     $     (0.01)  $      0.00   $      0.01
                                                   ==========      ===========   ===========   ===========


    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                   30-SEPT-98   30-SEPT-97
                                                                   -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                          $  34,340    $ 123,949

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                         463,107      524,583

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                             85,438      (72,511)
(Increase) decrease in inventories                                      5,720      (80,844)
(Increase) decrease in prepaid expenses                                28,750         (332)
(Increase) decrease in deposits                                      (739,446)     (19,735)
Increase (decrease) in income taxes payable                                 -            -
Increase (decrease) in accounts payable and accrued liabilities       229,513      269,242
                                                                    ---------    ---------

Net cash provided (used) by operating activities                      107,422      744,352
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                           (173,142)    (173,284)
Proceeds to borrowers                                                  12,003       (1,876)
Repayment by borrowers                                                 (7,746)     (96,502)
                                                                    ---------    ---------

Net cash provided (used) by investing activities                      168,885      (78,658)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                                 (242,988)    (547,976)
                                                                    ---------    ---------

Net cash provided (used) by financing activities                     (242,988)    (547,976)
                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                       181,525      117,718

CASH - beginning of period                                            615,712      548,494
                                                                    ---------    ---------

CASH - ending of period                                             $ 797,237    $ 666,212
  ($770,008 of which is included in                                 =========    =========
  "Assets of business that the majority
  interest was transferred under contractual
  agreement")


    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                  NINE MONTHS ENDED SEPT 30, 1998 (UNAUDITED)

                                                                                                                 Total
                                Class A          Preferred                   Additional       Retained        Stockholders'
                                Preferred         Stock           Common      Paid-in         Earnings          Equity
                                 Stock          Series "B"        Stock       Capital         (Deficit)         (Deficit)
                               ------------------------------------------------------------------------------------------

BALANCE, December 31, 1996     $ 3,861,000     $    80,000    $   200,957    $(3,257,112)   $(1,682,133)    $  (797,288)

NET INCOME FOR THE YEAR
ENDED DECEMBER 31, 1997                  -               -              -              -        (63,378)        (63,378)
                               -----------     -----------    -----------    -----------    -----------     -----------

BALANCE, December 31, 1997     $ 3,861,000     $    80,000    $   200,957    $(3,257,112)   $(1,745,511)    $  (860,666)
                               -----------     -----------    -----------    -----------    -----------     -----------

CONVERSION OF SERIES "B"
 PREFERRED STOCK                         -         (80,000)        80,000              -              -               -

CONVERSION OF CLASS A
 PREFERRED STOCK                (3,861,000)              -         82,400      3,778,600              -               -

ISSUANCE OF ADDITIONAL
COMMON STOCK                             -               -         54,529        (54,529)             -               -

NET INCOME FOR NINE MONTHS
ENDED SEPT. 30, 1998                     -               -              -              -         34,340          34,340
                               -----------     -----------    -----------    -----------    -----------     -----------
BALANCE, Sept. 30, 1998        $         -     $         -    $   417,886    $   466,960    $(1,711,172)    $  (826,326)
                               ===========     ===========    ===========    ===========    ===========     ===========

    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          SEPTEMBER 30, 1998 AND 1997


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

The assets and liabilities of operator as September 30, 1998 are as follows:

                  ASSETS

     Cash                                    $  770,008
     Accounts Receivable                         19,206
     Inventory                                   26,346
                                             ----------
          Total Current Assets                  815,560
     Property, Plant and Equipment, net         583,135
     Prepaid Expenses                            40,066
     Intangibles and other, net                 244,316
                                             ----------
     TOTAL ASSETS                            $1,683,077
                                             ==========

               LIABILITIES

     Accounts Payable/Accrued Liabilities    $  804,874
     Notes Payable - Current                    264,150
                                             ----------
          Total Current Liabilities           1,069,024
     Notes Payable - Long-term                  478,827
                                             ----------
     TOTAL LIABILITIES                       $1,547,851
                                             ==========


NOTE 3. ACQUISITION OF ASSETS

        In January of 1997 the Company formed a subsidiary called "River Port Truck Stop, Inc." ("RPTS") and entered into an agreement with S.W. Day and T. Joe Callaway ("Lessor") to lease property in Port Allen, LA for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations that the Additional Rent would be 10% of Net Revenue. RPTS assigned the lease to River Port Truck Stop, LLC ("River Port LLC") on May 19, 1998. River Port LLC is a Louisiana limited liability company formed on April 13, 1998, by the Company and Donald I Williams (who own 49.9% and 50.1%, respectively, of the currently outstanding membership interests) to build and operate a video poker casino, restaurant, truck stop and convenience store on the leased property. See Note 9, below. A convenience store and fuel facility is currently in operation, and effective June 1, 1997 the Company, through its subsidiary RPTS, began operations, and effective July 21, 1998 the operations were taken over by River Port LLC. River Port LLC has completed the facility design process and has made application and has secured the proper permits to build the convenience store, fuel facility and parking lot. Construction is underway on the convenience store and it is expected that this portion of the project will be completed by the end of the fourth quarter of 1998. The video poker casino is in the final design and permitting phase and construction is anticipated to commence during November 1998 with completion targeted for April 1, 1999.

        On June 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc.

("GalaxSea") and 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") from International Tours, Inc. ("International"). Both corporations were wholly owned subsidiaries of International.

        GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of Common Stock and 8,000,000 shares of a newly designated series of the Company's preferred stock, par value $.01 per share, designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"), which has been converted into 8,000,000 shares of Common Stock. As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and was entitled, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. This amendment was approved at the Company's annual meeting of the stockholders and 872,714 shares of Class A Preferred Stock converted into 5,587,544 shares of Common Stock effective June 4 , 1998 and the remaining 414,286 shares of Class A Preferred Stock converted into 2,652,456
shares of Common Stock effective July 3, 1998.   International was issued
3,697,580 and 1,755,274 shares of Common Stock on June 4, 1998 and July 3, 1998, respectively, in compliance with its anti-dilution agreement respecting the conversion of Class A Preferred Stock. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable.

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

        The Company has entered into a letter of intent to sell substantially all of the assets of GalaxSea and I.T. Cruise for an aggregate purchase price of $1,833,333, payable $1,166,667 at closing with the remaining $666,666 payable after one year following closing, subject to the gross revenues of the purchased businesses exceeding a specified amount. The sale of these assets is subject to negotiation of a definitive purchase agreement and the satisfaction of various closing conditions. The closing is tentatively scheduled for December 1, 1998.

NOTE 4. PRESENT CASH SHORTFALL

        As of October 1, 1998, the Company was approximately twenty one principal payments in arrears, at regular principal and interest payments of $50,000 per month (a total of $762,284 of principal and $16,057 in interest payable; on August 5, 1998 accrued interest of $76,892 was paid current and principal was reduced by $58,108), in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at September 30, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On April 1, 1998, International agreed to allow the $638,071 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $122,097 at October 1, 1998, and require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and then $31,114 per month July 1, 1997 through December 31, 1997 and $16,670 per month thereafter. As of October 1, 1998, 18 monthly payments, for a total of $436,960, have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company. Until the International note is paid in full, the Company is prohibited from paying dividends on its Common Stock. See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Present Cash Shortfall."

NOTE 5. LEASE TERMINATION

        In T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, L.L.C., 27th Judicial District Court, St. Landry Parish, Louisiana, the preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and OM Operating, L.L.C. ("Operator") on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operate King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator is required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of October 1, 1998, Operator had placed in escrow $492,376 for the period from May 1997 through September 1998. Operator and the Company plan to petition the court in November 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. The Third Circuit Court of Appeal heard the appeal on November 6, 1998, and the outcome is currently pending a ruling from the court. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if they do not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.

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

NOTE 7. COMPREHENSIVE INCOME

        In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for 1998. Adoption of this standard did not have an effect on the Company's financial statements, financial position or results of operations in 1998.

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

     Williams and the Company agreed to appoint George J. Akmon, who is the Executive Vice President and Chief Operating and Financial Officer of the Company, as the Manager of Operator, to replace Williams, the previous Manager. The Manager is responsible for all routine, daily operational decisions. Decisions such as incurring debt, selling or buying devices, entering into additional agreements to operate video poker devices, amending existing agreements, and other material, nonroutine decisions require the approval of 65% of the ownership interests in Operator. Until the Note is paid in full, the Company has the right to remove and appoint a new manager with the concurrence of Williams, and must at the request of Williams remove and replace any manager who fails to satisfactorily perform his duties. Once the Note has been paid in full, managers will be elected by the owners of at least 65% of the ownership interests in Operator.

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

     The Company and Williams terminated the various rights of first refusal and purchase options which the Company previously had with regard to the 51% ownership interest of Williams. Pursuant to the Amendment, if either the Company or Williams fails to maintain the suitability requirements of the Louisiana Act, his or its ownership interests may be sold to a third party, with the consent of the other party (which consent may not be unreasonably withheld), upon such terms and conditions as he or it may negotiate with such third party; provided, if such sale is not accomplished within specified time periods, the other party has the right to locate a purchaser (or buy the interest himself or itself) for a purchase price equal to the allocable share of Operator's net operating income for the preceding calendar year multiplied by a factor of two. For the period April 15, 1998 through September 30, 1998, operating profits were $151,169, of which 51% were assignable to Williams.

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

     Effective July 17, 1998, River Port LLC borrowed $1,750,030 from Cottonport Bank (the "Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by River Port LLC. This note bears interest at an annual rate of 10.25% until December 31, 1998, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal of 2% above the prime rate of Chase. The full amount of the loan is guaranteed by the company and Operator; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty will be secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino is being constructed has been pledged as collateral for the loan, and the improvements being constructed thereon have been also pledged as collateral for the loan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

        PRESENT CASH SHORTFALL. As of October 1, 1998, the Company was approximately twenty one months in arrears (a total of $762,284 of principal and $16,057 in interest payable; on August 5, 1998 accrued interest of $76,892 was paid current and principal was reduced by $58,108) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at October 1, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

        The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $638,071 accrued and owed at April 1, 1998 to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 1999 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 1999, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $896,346 and accrued interest of $122,097 at October 1, 1998. These debentures require aggregate payments of principal and interest of $11,250 per month until July 1, 1997 and $31,114 per month thereafter, and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1998. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino and the restructuring of the Company's revenue and profits interests in Operator, and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the first quarter of 1999, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1999, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance. If the cruise operations of the Company are sold pursuant to a definitive purchase agreement that may be negotiated under the letter of intent to which the Company is a party, the Company will receive at closing gross proceeds of $1,166,667, with an additional $666,667 payable following twelve months after closing if certain revenue benchmarks are satisfied. This cash will enable the Company to meet certain of its cash obligations and, thereafter, the Company's ability to meet its obligations will be solely dependent upon revenues generated from the Company's truck stops and video poker casino operations. The Company believes such operations will provide sufficient revenues, although the Company may need to negotiate a revised payment schedule for the Company's indebtedness to facilitate such result.

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

     As also noted previously, the Company has been involved in litigation respecting its continued right to operate King's Lucky Lady Truck Stop, and the ultimate resolution of such case against the Company and Operator would have an adverse affect on the Company's cash flow. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator is required to escrow 100% of the operating profit. This escrow amounted to $352,716 for the nine months ended September 30, 1998, the total escrow amounts to $492,376 for the period from May 1997 through September 30, 1998.

     The Company had funded a portion of the construction of the River Port Truck Stop and Casino through cash flow from operations for a total of $306,610 for the six months ended June 30, 1998, the total amount of operating cash flow applied to this project is $346,610 for the period from November 1997 through June 30, 1998. The Company received reimbursement of this amount from the proceeds of the loan from Cottonport Bank on August 6, 1998.

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

     General Condition. For comparison purposes the following is presented on a consolidated basis which includes Operator as presented prior to the restructure of Operator discussed above. The Company ended the third quarter of 1998 with $797,237 in cash and other current assets amounting to $536,960, including accounts receivable of $276,246, inventories and prepaid expenses of $211,759 and current notes receivable of $29,925. The Company's total liabilities were $5,890184 at September 30, 1998, including accounts payable and accrued liabilities of $1,573,990, current notes payable of $1,160,852, long-term notes payable of $2,375,342 and preferred stock dividends payable of $780,000. The Company's liabilities increased $472,501 from $5,417,683 at December 31, 1997 to $5,282,087 at September 30, 1998. This variance was comprised of an increase in accounts payable and accrued liabilities of $229,513, an increase due to construction of the River Port Truck Stop amounting to $739,078, a decrease in liabilities from other notes payable totaling $61,457, payments on long and short-term debt to banks totaling $161,325 and payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $273,308.

     Accounts payable and accrued liabilities of $1,573,990 included $767,758 in trade payables, state franchise taxes of $193,944, casino distributions of $249,894, payroll and payroll taxes of $194,757, income tax payable of $739,078 and accrued interest of $156,863.

     The current portion of other notes payable totaling $1,811,624 includes $88,306 payable to a bank for the construction of the River Port Truck Stop; $225,712 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; the stock purchase note from the Gold Rush acquisition amounting to $61,250; $203,762 payable to Class A Preferred shareholders; $543,384 related to the acquisition of I.T. Cruise and GalaxSea; and $38,438 in equipment leases and other notes.

     Long-term debt of $1,224,570 includes $441,588 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders; $553,160 related to the acquisition of I.T. Cruise and GalaxSea; and $37,238 in equipment leases and other notes.

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

     Effective July 17, 1998, River Port LLC borrowed $1,750,030 from the Bank, which loan is guaranteed by the Company and Operator. The loan bears interest at an annual rate of 10.25% until December 31, 1998, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal to 2% above the prime rate of Chase. Through September 30, 1998 River Port LLC has drawn $739,078 towards the construction of the River Port Truck Stop and Casino.

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

     At June 30, 1998, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $1,333,666.

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

     Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1997 and 1998. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

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

RESULTS OF OPERATIONS

NET INCOME FOR THE NINE MONTHS ENDED ENDED SEPTEMBER 30, 1998.

     Company operations resulted in net income before income taxes of $118,940 for the nine months ended September 30, 1998, a decrease of $205,780, or 63%, from 1997's $324,720. During 1997 the Company and Operator were subject to a court order which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997 through March 2, 1998, and 100% from March 3, 1998 until a judgement is made on the Company's and Operator's appeal. This escrow requirement, recorded as an expense entitled as a "litigation reserve", amounted to $352,716 for the nine months ended September 30, 1998 compared to $93,895 for the nine months ended September 30, 1997. Excluding the litigation reserve, net income increased 13% to $471,656 for the nine months ended September 30, 1998 compared to $415,615 in 1997. On June 1, 1997 the Company began recording retail revenues as a result of operating the existing convenience store and fuel facility at the River Port Truck Stop in Port Allen, LA., with a resulting loss of $60,408 through September 30,1998 compared to a loss of $32,290 in 1997.

REVENUES TOTALED $18,793,606 THROUGH SEPTEMBER 30, 1998 COMPARED TO $17,665,689 FOR 1997, UP 9%.

     VIDEO POKER REVENUES totaled $11,756,218 through September 30, 1998, up $554,298, or 5% from 1997's $11,201,920. Gains were achieved at the Pelican Palace - $291,461; the Lucky Longhorn $211,588; King's Lucky Lady - $189,615; the Gold Rush - $96,018 and the Diamond Jubilee - $63,476. These gains were partially offset by the closure of Stelly's Southern Gold - $183,852 and the reduction of Route Operations - $114,008 from 1997 to 1998. Video poker revenue production by location for 1998 and 1997 was as follows:

     Pelican Palace, Toomey, LA - $2,611,042 in 1998 and $2,319,581 in 1997, up
13%; resulting in average daily revenue per device (50 devices) of $191 through September 30, 1998 compared to 1997's $170.

     Lucky Longhorn, Vinton, LA - $2,825,037 in 1998 and $2,613,449 in 1997, up
8%; resulting in average daily revenue per device (50 devices) of $207 through September 30, 1998 compared to 1997's $191.

     King's Lucky Lady, Port Barre, LA - $1,905,163 in 1998 and $1,715,548 in 1997, up 11%; resulting in average daily revenue per device (50 devices) of $140 through September 30, 1998 compared to 1997's $126.

     Gold Rush, Opelousas, LA - $2,394,085 in 1998 and $2,298,067 in 1997, up
4%; resulting in average daily revenue per device (50 devices) of $175 through September 30, 1998 compared to $168 for 1997.

     Diamond Jubilee, New Orleans, LA - $1,853,833 in 1998 and $1,790,357 in 1997, up 4%; resulting in average daily revenue per device (39.2 devices) of $173 through September 30, 1998 compared to $159 for 1997 (on an average of 41.1 devices).

     Route Operations - South LA - $167,059 in 1998 and $281,067 in 1997, down 41%; resulting in average daily revenue per device (13 devices) of $47 through September 30, 1998 compared to average daily revenue per device ( on an average of 20.7 devices) of $50 in 1997.

     Stelly's-LeBeau, LA - closed May 28, 1997; nine months ended 1997 production amounted to $183,853, resulting in average daily revenue per device (16 devices) of $78.

     RETAIL REVENUES from fuel and convenience store, food and beverage operations amounted to $6,318,292 for the nine months ended September 30,1998 compared to 1997's $5,370,586, an increase of 18%. Fuel sales for 1998 amounted to $3,988,989, making up 63.1% of the Company's retail sales, compared to 1997's fuel sales of $3,533,689, contributing 65.8% of the Company's retail sales.

     Combined fuel and convenience store sales for the nine months ended September 30,1998 increased $701,628, or 17%, to $4,909,771 compared to
$4,208,143 in 1997.   Convenience store retail sales totaling $920,782 were up
37% for 1998 versus 1997's $674,454. Growth occurred at the Gold Rush, which reported $2,492,971 in revenue for the nine months ended September 30, 1998 compared to 1997's $2,332,345, up 7%; King's Lucky Lady generated $1,574,914, down 2% from 1997's $1,602,392; and the River Port Truck Stop posted sales totaling $748,137, up 174% for the nine months ended September 30,1998 compared to seven months of operation in 1997 which totaled $273,406. The addition of Stan's Truck Stop during the third quarter of 1998 contributed sales of $93,749.

     Food and beverage sales for the nine months ended September 30, 1998 increased $246,079, or 21%, to $1,408,521, compared to $1,162,442 in 1997.
Food and beverage sales for each location were as follows: King's Lucky Lady $665,485 in 1998 compared to 1997's $609,307, up 9%; Gold Rush - $352,701 in
1998 compared to $307,573 in 1997, up 15%;  Pelican Palace - $290,509 in 1998
versus $192,241 in 1997, up 52%; and the Diamond Jubilee and Stan's Truck Stop - $99,826 in 1998 compared to $53,321 for 1997, up 89%.

     CRUISE REVENUES accrued for I.T. Cruise and GalaxSea totaled $719,096 for the nine months ended September 30,1998 compared to 1997's $1,093,183. I.T. Cruise revenue resulting from its contracts with International Tours, Inc. amounted to accrued overrides and commissions of $160,084 for 1998 compared to 1997's $212,105. The accrual of GalaxSea's franchise system revenues was comprised of overrides and commissions of $142,699 in 1998 versus $165,283 in 1997; monthly license fees of $150,300 in 1998 compared to $120,097 in 1997; franchise sales fees of $2,500 in 1998 compared to $28,150 in 1997; marketing fees totaling $238,731 in 1998 compared to 1997's $510,521; and convention and training fees of $24,782 in 1998 compared to $54,349 in 1997.


CASINO AND TRUCK STOP OPERATIONS

     CASINO AND TRUCK STOP OPERATIONS recorded direct operating profit of $2,306,715 for the nine months ended September 30, 1998, a decrease of $21,814, or 1%, from 1997's $2,328,529.

     The Gold Rush's casino and truck stop operations produced operating profit of approximately $910,034 in 1998 compared to $907,425 in 1997. Fuel sales averaged approximately 215,000 gallons per month versus 177,000 in 1997, up 21%.

     The Lucky Longhorn's operating profit was approximately $467,898 in 1998 compared to $494,580 in 1997, down 5%. As a result of the settlement agreement with the lessor the Company agreed to assume the remaining 50% of casino security costs ( approximately $4,000 per month) and pay the lessor $3,000 per month for a 20 month period towards parking lot maintenance. Operating margins continue to suffer as strong promotional efforts are ongoing in an attempt to recover market share for the property. The Lucky Longhorn has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1997. The raising of the legal drinking age statewide from 18 to 21 years of age particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. The Longhorn Club (owned and operated by lessor) was destroyed
by fire on May 10, 1998.   Thus far,  the Company has realized a reduction in
the video poker revenue as a result of a slight decline in the number of customers at the Lucky Longhorn. During the month of January 1997, operations were suspended for 3 days due to an ice storm. Fuel sales averaged approximately 295,000 gallons per month during 1998 versus 171,000 in 1997, up 73%.

     The Pelican Palace generated operating profit of approximately $514,995 in 1998 compared to 1997's $455,007, an increase of 13%. Strong promotional efforts were implemented to gain market share in casino and fuel sales. The Pelican has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats, one of which was added in 1997. During the month of January 1997, operations were suspended for 3 days due to an ice storm. In 1997, a portion of the income was applied to the reduction of a note receivable, which was satisfied in May of 1997. Fuel sales averaged approximately 163,000 gallons per month during 1998 versus 141,000 in 1997, up 16%.

     King's Lucky Lady's operating profit for 1998 was approximately $423,215 compared to operating profit for 1997 of approximately $364,234, up 16%. Strong promotional efforts were implemented to gain market share in casino and fuel sales. See Part II, Item 1 -- Legal Proceedings" for a discussion of the judgement rendered against Company regarding the validity of its option to renew the lease on King's Lucky Lady. The Company has filed a suspensive appeal in an effort to reverse this decision. Fuel sales averaged approximately 139,000 gallons per month during 1998 versus 130,000 in 1997, up 6%.

     The Diamond Jubilee / Stan's Truck Stop combined to produce operating profit of approximately $17,578 in 1998, compared to 1997's $89,680, down 80%. During 1998 two competitors with a total of 80 video poker devices came into the market thus diluting The Diamond Jubilee's market share. In addition, from March 30, 1998 to July 20, 1998 U.S. Highway 11 connecting with U.S. 90 (the highway on which The Diamond Jubilee is located), was closed to commercial and non-residential traffic, which affected business volume in the casino and truck stop operation. The Diamond Jubilee lost 10 devices on January 31, 1997 (100,000 gallons per month is necessary for 50 devices) and an additional five devices were lost on August 17, 1998 (75,000 gallons per month is necessary for 40 devices) due to the former truck stop sublessee's failure to maintain required fuel sales for the quarters ended December 31, 1997 and June 30, 1998. Severe price competition was also prevalent in the area as the former sublessee failed to maintain the minimum required fuel sales of 50,000 gallons per month (June - 40,216 gallons and July - 45,039 gallons) required to maintain a video poker casino license. In order to preserve the video poker license, the Company began operating Stan's Truck Stop which included fuel and restaurant operations (see discussion above), effective August 4, 1998. As noted above fuel sales for the start of the third quarter were well below the required minimum to maintain a video poker casino license, therefore the Company and NOVP elected to buy out
F & F.   In order to increase fuel sales substantially, the Company will be required to make a substantial investment to include a convenience store and additional gasoline pumps. There can be no assurance that such improvements will result in fuel sales being increased to achieve the minimum level, or that such sales can be maintained if they reach such levels. The Operator and NOVP entered into an agreement with the landlord to expend approximately $170,000 to gain control of the fuel operation and to pay for facility improvements. The landlord agreed to a reduction in rental payments equal to $85,000 to assist in this effort. The Company and NOVP have aggressively marketed the fuel operation and increased the level of sales during the third quarter to exceed the minimum level (approximately 158,000 gallons) in order to operate 35 video poker devices. Fuel sales averaged approximately 58,000 gallons per month during the nine months ended September 30,1998 compared to 92,000 gallons per month in 1997.

     Route Operations generated operating profit for 1998 of approximately $20,694 compared to operating profit for 1997 of approximately $39,148, down 47%. During the nine months ended September 30,1998, the Company had 13 devices operating within 6 locations, compared to 1997, when the Company operated an average of 20.7 devices within 10 locations. The reduction in the number of route locations is the result of the expiration of the initial five year operating leases with tavern owners who have elected to purchase and operate their own video poker devices. The original operating leases had no provision for renewal.

     Stelly's Southern Gold was closed May 28, 1997. Operating profit for the nine months ended September 30, 1997 amounted to $10,345. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility on May 28, 1997.

     River Port Truck Stop posted an operating loss of $47,699 for the nine months ended September 30, 1998 compared to 1997's operating loss of $31,690 for seven months of operation. The loss was due to a full charge of rent expense totaling $63,000 for the nine months ended September 30,1998. Construction of a complete truck stop and casino complex is currently in progress on this leased property. Fuel sales averaged approximately 56,000 gallons per month during 1998 versus 50,000 in 1997.

CRUISE OPERATIONS

     Combined Cruise Operations recorded an operating loss which amounted to $89,835 for the nine months ended September 30,1998, on revenues totaling $719,096, while 1997's operating loss of $90,597 was recorded based on revenues of $1,093,183. The loss in revenue was due to a major promotion for the film "Out-to-Sea" which generated promotional revenue of approximately $111,747 during the second quarter of 1997, a restructuring of contracts by certain cruise lines and a reduction in marketing fees resulting from programs coordinated to produce cruise industry publications and promotions subscribed to by the cruise lines. The GalaxSea franchise system included 75 franchisees at September 30, 1998 compared to 72 at September 30,1997.

     GalaxSea's nine months ended September 30, 1998 revenues amounted to $559,012, with an operating loss of approximately $174,095 compared to $251,728 recorded in 1997; revenues recorded for I.T. Cruise were $160,084, with an operating profit of approximately $84,260 for the nine months ended September 30,1998 compared to $161,131 recorded in 1997.

EXPENSES TOTALED $18,408,619 THROUGH SEPTEMBER 30, 1998 COMPARED TO $17,370,685 FOR 1997, UP 6%.

     VIDEO POKER operations recorded a direct cost of revenue amounting to $6,658,629 in 1998 and $6,455,310 in 1997, an increase of 3%. This includes fees paid to the State of Louisiana of $3,988,742 (33.9% of video poker revenue) in 1998 and $3,817,227 (34.1% of video poker revenue) in 1997, and profit sharing payments as defined in operating and management contracts of $2,669,887 (22.7% of video poker revenue) in 1998 and $2,638,083 (23.6% of video poker revenue) in 1997.

     RETAIL operations recorded an increase of $658,288, or 15%, in the cost of revenue related to fuel, convenience store, food and beverage operations. The total for the nine months ended September 30, 1998 amounted to $5,103,991 (80.8% cost margin on retail sales) compared to $4,445,703 (82.8% cost margin on retail sales) in 1997. Inclued is the River Port Truck Stop's cost of revenue related to fuel and convenience store of $636,965 (85.1% cost margin on retail sales) for 1998 compared to $245,594 (89.8% cost margin on retail sales) for 1997. In addition Stan's Truck Stop's cost of revenue related to fuel, convenience store and restaurant operations totaled $102,313 (89.4% cost margin on retail sales) for 1998. Improvements in the cost of revenue were mainly due to margin improvements on fuel sales which posted a 92.8% margin in 1998 versus 94.5% in 1997 and food and beverage cost of revenue improvements from 48.4% in 1997 to 46.4% in 1998. Overall convenience store margins declined slightly from 80.9% in 1997 to 81.4% in 1998.

     Fuel cost of goods sold for 1998 amounted to $3,700,639, representing a cost margin of 92.8%, compared to 1997's fuel cost of goods sold totaling $3,533,689, with a cost margin of 94.5%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the nine months ended September 30, 1998, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

     Convenience store retail cost of goods sold totaling $749,675 (81.4% of sales) increased 37.4% in 1998 on growth in sales of 36.5%. 1997's retail cost of goods sold totaled $545,640 (80.9% of sales) .

     Food and beverage cost of goods sold totaled $653,677, up 16% in 1998, with a margin on sales of 46.4% compared to 1997's $562,274, with a margin on sales of 48.4%; sales were up 21%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates four of these low volume restaurants compared to three in 1997.

     CRUISE operations recorded a direct cost of revenue amounting to $278,947 for the nine months ended September 30, 1998 compared to 1997's $574,245, a decrease of 51%. The reduction in cost was mainly due to a major promotion for the film "Out-to-Sea" for which $118,779 was recorded during the second quarter of 1997, along with a general reduction in programs coordinated to produce cruise industry publications and promotions subscribed to by the cruise lines. 1998's marketing, training and promotional expenses totaled $211,916 and royalty fees were $67,031. 1997's marketing, training and promotional expenses amounted to $520,877 with royalty fees of $51,277.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES of $5,688,262 in 1998 and $5,093,224 in 1997 increased 12% and represented 30.3% and 28.8% of total revenue for 1998 and 1997, respectively.

     DEPRECIATION AND AMORTIZATION amounted to $463,107 for the nine months ended September 30, 1998 and $524,583 in 1997, a 12% decrease. Interest expense was $215,001 in 1998 and $277,240 in 1997, a 22% decrease. Net other
revenue/(expense) was ($266,047) in 1998, compared to 32,717 in 1997.   The
majority of this expense was due to a total of $352,716 added to the litigation reserve for the nine months ended September 1998 compared to 1997's litigation reserve of $93,895. Off-setting these expenses were combined interest and rental income which amounted to $53,652 in 1998 and $35,266 for 1997.


COMPARISON OF 1998 TO 1997

     VIDEO POKER revenues increased to $11,756,218 during the nine months ended September 30, 1998 from $11,201,920 in 1997, up $554,298, or 5%. The Pelican
Palace produced $2,611,042 in 1998 versus $2,319,581 in 1997, an increase of $291,461, or 13%. King's Lucky Lady recorded video poker revenues of $1,905,163 in 1998 versus $1,715,548 in 1997, up $189,615, or 11%. The Lucky Longhorn
generated $2,825,037 in 1998 compared to $2,613,042 in 1997, up $211,995, or 8%.
The Gold Rush posted $2,394,085 in 1998 compared with $2,298,067 in 1997, up $96,018, or 4%. The Diamond Jubilee produced $1,853,833 in 1998 versus $1,790,357 in 1997, an increase of $63,476, or 4%. The Company experienced declines in video poker revenue related to the closure of Stelly's Southern Gold on May 28, 1997, the nine months ended September 30, 1997 production was $183,853; and the reduction of Route Operations resulting in $167,059 in 1998 down from $281,067 in 1997, down $114,008, or 41%.

     RETAIL revenues from fuel and convenience store, food and beverage operations amounted to $6,318,292 for the nine months ended September 30,1998; compared to 1997's $5,370,586, an increase of 18%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $658,288, or 15% from $4,445,703 in 1997 to $5,103,991 in 1998, including $636,965 for the River Port Truck Stop, up from 1997's $245,594 and Stan's Truck Stop which recorded a cost of revenue totaling $102,313. The cost of revenue excluding the River Port Truck Stop and Stan's Truck Stop increased 3.9% on growth in sales of 7%.

     GENERAL OPERATING AND ADMINISTRATIVE EXPENSES totaled $5,688,262 in 1998 and $5,093,224 for 1997, an increase of $595,038, or 12%. This overall increase resulted primarily from payroll, contract and professional services, truck stop and casino marketing expenses and new operations.

     Payroll related expenses increased $211,699, or 9%, from $2,341,981 in 1997 to $2,553,680 for the nine months ended September 30,1998; including an increase due to the Employment Agreement with Williams as outlined above, equal to $80,938 from April 14 through September 30, 1998; operating the River Port Truck Stop of $29,671 for nine months in 1998 versus seven months in 1997; Stan's Truck Stop added $35,719; and a decrease from Cruise Operations of $116,416; all other payroll expenses were up $181,787, an increase of 8.5%, which now reflects the full impact of the overall 18.4% increase in the Federal Minimum Wage from $4.35 per hour to $4.75 per hour (October 1, 1996) and $4.75 per hour to $5.15 per hour (September 1, 1997). This increase was also passed through by vendors and contractors which raised the Company's overall level of direct operating expenses.

     Contract and professional services (outside services) expenses increased $35,884, or 4%, from $830,961 in 1997 to $866,845 for the nine months ended September 30, 1998, which included legal and accounting fees totaling $308,029 in 1998 and $345,581 for 1997; a decrease of $37,552, or 11%, resulting from regulatory and licensing issues as discussed above; casino security costs of $239,798 in 1998 and $226,327 for 1997, an increase of $13,471, or 6%, resulting from the increase in the Federal Minimum Wage; and contract and consulting services totaling $319,018 in 1998 and $259,053 for 1997, a decrease of $59,965, or 23%. The reduction in payroll reflected in cruise operations was off-set by out-sourcing certain marketing services which resulted in expenditures totaling $216,792 during 1998 compared to $86,270 in 1997, an increase of $130,522.

     Truck stop and casino marketing expenses amounted to $826,239 in 1998, up 48%, or $266,899 from 1997's $559,340, consisting of 4.6% and 3.4% of combined truck stop and casino revenue for 1998 and 1997 respectively. This increase in marketing expense was the result of targeted marketing programs to maintain and/or to increase fuel sales, the implementation of a gift premium and customer rewards and complimentary food and beverage promotions to increase the length of time customers spend in the casino. Complimentary food and beverage was the majority of the increase amounting to $218,676; the direct cost of revenue being approximately 46%.

     New operations contributed $116,539 to the increase in general operating expenses from 1997 to 1998. All other expenses totaled $1,283,545 in 1998 compared to 1997's $1,319,528, a decrease of $35,983, or 2.7%.

     DEPRECIATION AND AMORTIZATION amounted to $463,107 for the nine months ended September 30,1998 and $524,583 in 1997, a decrease of $61,476, or 12%. Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $161,949 in 1998 compared to $255,965 for 1997. Depreciation and amortization on truck stop and convenience store operations totaled $42,876 in 1998 and $46,800 for 1997; on cruise operations amounted to $249,642 in 1998 compared to $213,718 for 1997; and $8,640 in 1998 versus 1997's $8,100 on corporate assets.
Interest expense was $215,001 in 1998 and $277,240 for 1997, a decrease of $62,239, or 22%. Net other revenue / (expense) totaled ($266,047) in 1998 compared to 1997's $32,718. This line item includes rental income, interest income, ATM commissions and miscellaneous gains and losses on the disposal of assets. In addition, during 1997 the Company and Operator were subject to court orders which declared that 50% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective May 1, 1997 through March 2, 1998, and 100% from March 3, 1998 until a judgement is made on the Company's and Operator's appeal. This escrow requirement, recorded as an expense entitled as a "litigation reserve", amounted to $139,660 through December 31, 1997, with an additional $352,716 added as a result of nine months ended September 30, 1998 operations and is recorded in the category of other expense. Income Tax Expense amount to $84,600 for the nine months ended September 30, 1998.

YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive. As a result of certain programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have data sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. The Company has implemented a year 2000 program to review the functionality of the Company's information technology and non-information technology systems and applications beyond 1999 as well as year 2000 issues related to the Company's third-party vendors. The Company operates its video poker devices under a license granted by the Louisiana State Police Video Gaming Division. The Company currently operates 248 video poker machines which are linked to an on-line tracking and accounting system maintained by the Gaming Division's technical department. The Gaming Division's technical department is currently in the testing stages for an upgrade to its computer system to satisfy the year 2000 compliance issue. The Gaming Division is scheduled to install its new computer system in January of 1999 and will require software upgrades for all video poker "Clerk Validation Terminals". There will be a mandatory chip upgrade during the first quarter of 1999 to coincide with Year 2000 compliance. The expected cost of the chip will be in the $75 to $100 range, which will require the Company to spend approximately $18,600 to $24,800 on hardware, and it is anticipated that to complete the conversion the Company will also incur an estimated amount of $15,000 for labor and testing. The second major system which controls the Company's payrolls is managed by a third party (Automatic Data Processing). The conversion of this system was completed during the third quarter of 1998. Another third party vendor who provides accounting software support (Great Plains Software) has warranted that its software will accurately reflect the change from the year 1999 to the year 2000 and beyond.

The Company integrates all of its execute office systems through a "Novell" Lan software networking environment. The Company has plans to upgrade its current server with software upgrades provided by Novell and intends to upgrade all networked hardware to ensure compatibility and compliance with year 2000 requirements. It is estimated that this conversion will cost approximately $15,000 and is scheduled for completion during the first quarter of 1999.

Computer terminals in use at Louisiana truck stop locations are not currently in full compliance with the year 2000 roll-over requirements. Older personal computers will not support an automatic roll-over to January 1, 2000. It is planned that a BIOS upgrade will be scheduled for all older personal computers to ensure that the units will comply. The estimated cost of BIOS upgrades will not exceed $300 per personal computer, a total of $3,600. At this time, the company has identified twelve (12) units which will require a BIOS upgrade. In addition, custom application programs, written internally, will also require an
upgrade at an estimated cost of $10,000.   It is also anticipated that to
complete the conversion and upgrade, certain hardware purchases might be necessary if old equipment fails to meet the new standards. The Company estimates that this could cost up to $20,000.

The Company's current plan contemplates expenditures totaling $90,000 to implement all conversions to meet year 2000 compliance.

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



                           PART II. OTHER INFORMATION


ITEM 4 IS OMITTED FROM THIS REPORT AS INAPPLICABLE.

ITEM 1. LEGAL PROCEEDINGS

        On August 25, 1995, the Company filed a petition for declaratory judgment in the 14th Judicial District Court, Calcasieu Parish, Louisiana, seeking the court's interpretation of the Act of Contract and Agreement (the "Contract") under which Operator operates the Lucky Longhorn video poker casino. At issue is whether Operator deducts the full 32.5% net device revenue tax, or only 22.5% (which was the statutory rate prior to the amendment of the statute effective July 1, 1994), in calculating net revenues for distribution under the Contract. Longhorn, the other party to the Contract, filed an answer to the Company's suit on November 28, 1995 claiming that only the old rate of 22.5% should be deducted, and claiming that Operator was in default for deducting the higher rate and that the Contract should therefore be terminated. A settlement was reached effective July 1, 1998 with the Longhorn, whereby the Company would deduct the full 32.5% and would assume 100% of the cost of casino security and the Longhorn would provide standard retail value from convenience store, restaurant, motel and beverage products and services, for casino marketing, equal to 50% of the amount paid by the Company for casino security. In addition, the Company agreed to reimburse the Longhorn $60,000 for parking lot paving completed in 1995, payable at $3,000 per month with no interest applied thereon.

        T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, L.L.C., 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator have filed an appeal of this judgment, which appeal is pending. The Company and Operator intend to vigorously pursue this appeal, but there can be no assurance that the Company and Operator will prevail. If the judgment is not set aside, the Company and Operator will lose the right to operate King's Lucky Lady effective April 30, 1997, unless some other arrangement can be arranged with Guillory. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator is required to escrow 100% of the operating profit, unless Operator and the Company are able to negotiate a different arrangement with Guillory or convince the court to modify such arrangement. As of October 1, 1998, Operator had placed in escrow $492,376 for the period from May 1997 through September 30, 1998. Operator and the Company plan to petition the court in November 1998 to grant a management fee for services from April 30, 1997 through the date the appeal is completely concluded. The Third Circuit Court of Appeals heard the appeal on November 6, 1998, and the outcome is currently pending a ruling from the court. Presently, the Company and Operator plan to also assert a claim for damages for unjust enrichment against Guillory if they do not prevail on the appeal. There can be no assurance whether the Company will prevail on appeal or otherwise be able to negotiate a different arrangement with Guillory or be granted relief from the court to modify any relief granted.

        Harry Woodall, et al v. North American Gaming and Entertainment Corporation, Civil Action No. 98-1503 S, United States District Court, Western District of Louisiana, Shreveport Division, which was removed to federal district court on August 17, 1998. This suit represents a suit for declaratory judgment by former holders of Class A Preferred Stock seeking to have the court order that accrued dividends thereon must be paid. The Company believes it is legally prevented from paying dividends at this time under provisions of the Delaware General Corporation Law, and it is also contractually prohibited from paying dividends while certain indebtedness is outstanding. The Company believes it will prevail, but there can be no assurance.


ITEM 2. CHANGES IN SECURITIES.

        The Company issued 2,652,456 shares of Common Stock to former holders of Class A Preferred Stock effective July 3, 1998, as a result of the forced conversion discussed in Item 3, below, and issued 1,755,274 shares of Common Stock to International effective July 3, 1998 pursuant to International's anti-dilution agreement respecting the conversion of Class A Preferred Stock. Effective September 18, 1998, International converted 3,096,000 shares of Series B Preferred Stock into 3,096,000 shares of Common Stock and the Company issued such 3,096,000 shares of Common Stock to International. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for all of the stock issuances.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Simultaneously with the acquisition of GalaxSea and I.T. Cruise, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection so that upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, International was entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. This Amendment was approved at the Company's annual meeting of stockholders resulting in the issuance of shares of
Common Stock described in Item 2. above.   The $780,000 of dividends on the
Class A Preferred Stock accumulated and accrued through May 31, 1996 continues to exist as accrued dividends payable, and will continue to exist as accrued dividends payable after conversion of the Class A Preferred Stock into Common Stock.

See, also, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Present Cash Shortfall."


ITEM 5.  OTHER INFORMATION.

         The Company may exercise its discretionary authority to vote proxies on any matter raised at next year's annual meeting of stockholders which is not described in the Company's proxy statement unless the Company has received notice of such matter from a stockholder on or after January 1, 1999 and on or before February 15, 1999. The Company's Amended and Restated Bylaws also provide that no matter may be brought before the annual meeting of stockholders unless it is contained in the Company's Proxy Statement delivered to stockholders with regard to such annual meeting.


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

3.1.6 Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares filed as Exhibit 3.1.6 to the Company's Quarterly Report on Form 10-QSB for the second quarter of 1998.

*3.2    Amended and Restated Bylaws of the Company.

10.1 Operating Agreement of River Port Truck Stop, LLC between the Company and Donald I. Williams ("Williams") filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the second quarter of 1998.

10.2 Amendment to Employment Agreement between River Port Truck Stop, LLC, O.M. Operating, L.L.C. and Williams filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the second quarter of 1998.

10.3 Consulting and Administrative Agreement between the Company and River Port Truck Stop, LLC filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the second quarter of 1998.


10.4 Letter Agreement between the Company and Williams relating to River Port Truck Stop, LLC filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the second quarter of 1998.

10.5 Assignment and Assumption of Lease dated May 19, 1998, by and between River Port Truck Stop, Inc. and River Port Truck Stop, LLC filed as
        Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the second quarter of 1998.


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


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


Date: November 12, 1998             By:  /s/ George J. Akmon
                                        --------------------------------
                                        Executive Vice-President &
                                        Chief Financial Officer (Principal
                                        Financial and Chief Accounting
                                        Officer)