Form 10KSB40
period 1998-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1999-04-14
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period ____________ to _____________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $25,349,736.

The aggregate market value of the voting common and non-voting stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $1,769,129 as of February 23, 1999.

At March 1, 1999, the registrant had outstanding 41,788,552 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

               Yes            No   X
                   -----         -----

                               TABLE OF CONTENTS


ITEM 1.  DESCRIPTION OF BUSINESS.............................................  1
   General...................................................................  1
   Forward Looking Statements................................................  1
   Restructure of OM Operating, L.L.C........................................  1
   Restructure of River Port Truck Stop, LLC.................................  3
   Merger with OM Investors, Inc.............................................  4
   Acquisition of Ozdon Investments, Inc.....................................  4
   Acquisition of GalaxSea and I.T. Cruise...................................  5
   Development of River Port Truck Stop......................................  5
   Gaming Industry Restrictions on Stock Ownership...........................  6
   Operation of Truck Stop Facilities........................................  6
        The Gold Rush - Opelousas, Louisiana.................................  6
        King's Lucky Lady - Port Barre, Louisiana............................  7
        Pelican Palace - Toomey, Louisiana...................................  7
        Port Allen, Louisiana................................................  8
   Assignment to OM Operating, L.L.C.........................................  8
   License Renewal Process...................................................  8
   Operation of Video Poker Casinos..........................................  9
        The Gold Rush - Opelousas, Louisiana.................................  9
        King's Lucky Lady - Port Barre, Louisiana............................  9
        Pelican Palace - Toomey, Louisiana...................................  9
        Lucky Longhorn - Vinton, Louisiana................................... 10
        The Diamond Jubilee - New Orleans, Louisiana......................... 10
        Port Allen, Louisiana................................................ 11
   Video Poker Tavern Route.................................................. 11
   Cruise Franchise and Travel Operations.................................... 11
   Marketing and Competition................................................. 12
        Marketing............................................................ 12
             Gaming Operations............................................... 12
             Cruise and Travel Operations.................................... 12
        Competition.......................................................... 12
             Gaming Operations............................................... 12
             Cruise and Travel Operations.................................... 13
   Employees................................................................. 13
   Environmental Matters..................................................... 13
   Regulation and Licensing - Gaming Operations.............................. 13
        Louisiana............................................................ 13
             Device Owner's License.......................................... 13
             Establishment License........................................... 15
             Recent Changes in Louisiana Act................................. 15
        Other States......................................................... 16
        Federal Regulation................................................... 17
   Regulation - Cruise and Travel Operations................................. 17
   Restrictions on Stockholders; Mandatory Disposition if Found Unsuitable... 17
   Insurance................................................................. 17
ITEM 2.  DESCRIPTION OF PROPERTY............................................. 17
ITEM 3.  LEGAL PROCEEDINGS................................................... 18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 18

                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 19
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 20
ITEM 7.  FINANCIAL STATEMENTS................................................ 27

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................. 27

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL................ 27
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......... 29
ITEM 10. EXECUTIVE COMPENSATION.............................................. 29
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 30
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 32
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................... 39

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                                    PART I



ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

     North American Gaming and Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger (the
"Merger") with OM Investors, Inc. ("OM").   Following the Merger, the Company
has concentrated its business in the gaming industry and will continue to pursue additional opportunities and developments in this industry, as well as in other industries, such as the travel industry. See "Acquisition of GalaxSea and I.T. Cruise", below. References hereinafter to the Company shall include OM and the Company's other subsidiaries (including OM Operating, L.L.C. and River Port Truck Stop, LLC), on a consolidated basis, unless the context clearly indicates otherwise.

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

Restructure of OM Operating, L.L.C.

     Effective April 15, 1998, the Company and Donald I. Williams ("Williams") entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of OM Operating, L.L.C. ("Operator") to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. See "Assignment to OM Operating, L.L.C." and "License Renewal Process", below. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of Amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company has entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and has agreed to transfer 50% of its remaining Louisiana gaming interests (including 50% of its interest in Operator, River Port Truck Stop, LLC and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believes the further restructuring of Operator effectively addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator for their review in connection with Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

     As part of the further restructure of Operator, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5,614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,959.61 in original principal amount of subordinated debentures, and were owed accrued dividends of $254,982 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (i) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group; (ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder;
(iii) return to the Company for cancellation 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company
(a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to one or more members of the North Louisiana Group a 24.5% interest in Operator and a 25% interest in River Port Truck Stop, LLC ("River Port LLC"); and (c) agreed to assign to one or more members of the North Louisiana Group 50% of the Company's ownership of the Gold Rush Truck Stop.

     Under the Settlement Agreement, Williams agreed to release all claims he might have, known or unknown, against, among others, the Company, International, the officers and directors of the Company and the North Louisiana Group as of the date of the Settlement Agreement, and the Company agreed to release all claims the Company might have, known or unknown, against, among others, Williams as of the date of the Settlement Agreement. Williams also agreed, among other things, to (i) mark his subordinated debenture in the original principal amount of $93,900 "canceled" and return it to the Company and cancel all principal and accrued interest thereunder; (ii) return to the Company for cancellation 824,000 shares of Common Stock owned by Williams, 1,279,000 shares of Common Stock owned by P. & J. Williams, L.L.C. (an affiliated entity) and 450,000 shares of Common Stock owned by New Orleans Video Poker Company, Inc. (an affiliated entity), an aggregate of 2,553,000 shares (representing approximately 6.1% of the issued and outstanding shares of Common Stock); (iii) cancel the $78,000 of accrued dividends payable to Williams accrued on the Class A Preferred Stock prior to its conversion to Common Stock; and (iv) pay to the Company certain amounts which could aggregate between $150,000 and $300,000 over six years in conjunction with the possible additional settlements by the Company with other former holders of Class A Preferred Stock which the Company may desire to pursue. The Company and Williams also entered into amendments to several other existing agreements in connection with the Settlement Agreement as described in the following paragraphs.

     The Company and Williams entered into a Second Amendment (the "Second Amendment") to Operator's Operating Agreement, effective March 31, 1999. The Second Amendment operates to amend the Operating Agreement, as amended by the Amendment, to delete all references to the Note and to the contribution of the 20% special gross income allocation so that neither provision shall ever have been deemed to have existed and neither provision shall have ever been of any force or effect. As a result, the Note is deemed to never have existed and the 20% special gross income allocation was not deemed to have been contributed by the Company for additional ownership interests in Operator. Under the Second Amendment, the Operating Agreement was amended to terminate, and to delete all references to, the 20% gross income allocation after March 31, 1999 and no further allocation or distributions will be made to the Company pursuant to such 20% special gross income allocation. Thereafter, distributions will be made in accordance with capital accounts and the Sharing Ratios of the Members, which will be 51% to Williams, 24.5% to the Company and 24.5% to one or more members of the North Louisiana Group; provided, however, Williams is entitled under the Second Amendment to distribution of the initial $4,166 to be distributed per month up to a maximum of $50,000 per year, which distributions are to be credited against any other distributions to Williams during such year. Pursuant to the Second Amendment, Operator will no longer be managed by a manager and, instead, will be managed by the members, who shall take actions by the vote of members owning at least 65% of the Sharing Ratios, except for certain enumerated major decisions which require unanimous vote. Related agreements were also entered into effective as of March 31, 1999 canceling the Note and the Company's security interest in the ownership interests of Williams securing the Note.

     The Company and Operator also entered into a Termination of Consulting and Administrative Agreement (the "Termination") effective March 31, 1999. The Termination has the effect of terminating the Consulting and Administrative Agreement entered into between the Company and Operator on April 15, 1998 (the "Consulting Agreement") pursuant to which the Company agreed to provide consulting and administrative services relating to the daily management of each of Operator's video poker casinos, and pursuant to which the Company received a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino Operator loses the right to operate, and increased by $50,000 for each new video poker casino operated by Operator during the term of the Consulting Agreement.

     Williams and Operator also entered into a Second Amendment to Employment Agreement (the "Employment Amendment") effective March 31, 1999 which amends the Employment Agreement dated April 15, 1998 pursuant to which Williams received an annual salary of $250,000, was eligible to participate in any employee benefit plans of Operator, was furnished the use of a company automobile and was reimbursed for expenses incurred on behalf of Operator during the course of his employment. Under the Employment Amendment, Williams will receive an annual salary of $100,000 and will continue to be eligible to participate in any employee benefit plans of Operator, but will no longer be furnished the use of a company automobile or be reimbursed for expenses. Under the Employment Agreement, as amended by the Employment Amendment, the Employment Agreement terminates on March 31, 2004.

     As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by the Company to Operator. The Company and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of December 31, 1998, the outstanding principal balance of such indebtedness was approximately $613,000.

     Pursuant to the Second Amendment, the parties agreed to delete the requirement that all video poker gaming opportunities within Louisiana that either party desires to pursue must first be presented to Operator for its review and determination whether it desires to pursue such opportunity. Effective March 31, 1999, all parties will be free to pursue any video poker gaming opportunities they may desire without first offering the opportunity to Operator or any other member. Likewise, Williams is no longer entitled to receive a finder's fee of $50,000 for each opportunity brought by him to Operator which is consummated by Operator.

     As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interests that are part of King's Luck Lady, Pelican Palace, Lucky Longhorn, The Diamond Jubilee or the Video Poker Tavern Route are held or operated in the name of the Company, effective March 31, 1999 they shall be deemed to be in the name of and operated by Operator.

Restructure of River Port Truck Stop, LLC

     Pursuant to the Settlement Agreement, the Operating Agreement of River Port LLC (the "River Port Operating Agreement") was also amended to provide that it shall be managed by the members in the same manner as described above for Operator under its amended Operating Agreement, and to provide that Williams will own 50% of the membership interests and Sharing Ratios, and the Company will own 25% and one or more members of the North Louisiana Group will own the remaining 25%. Other conforming changes were made to make the River Port

Operating Agreement consistent with the Operating Agreement of Operator, as amended by the Second Amendment. The amendments to the River Port Operating Agreement also became effective March 31, 1999.


Merger with OM Investors, Inc.

     Effective October 17, 1994, the Company acquired by triangular merger all of the assets and liabilities of OM in exchange for 10,000,000 shares of the Company's common stock ("Common Stock") and 1,600,000 shares of the Company's Class A preferred stock (each share of which was initially convertible into one share of Common Stock) ("Class A Preferred Stock"). Such shares of Common Stock and Class A Preferred Stock were issued pursuant to a registration statement on Form S-4, Commission file no. 33-79384 (the "Form S-4 Registration Statement"), filed with the Securities and Exchange Commission ("Commission") that became effective July 28, 1994. The Merger was approved by the stockholders of both the Company and OM at special meetings held August 23, 1994. The Class A Preferred Stock had a par value of $3.00 per share and bore a 10% annual cumulative dividend on par value; had a liquidation preference over Common Stock equal to its par value plus any accumulated and unpaid dividends; was redeemable by the Company at a redemption price equal to its par value plus any accumulated and unpaid dividends; was convertible into Common Stock on a share-for-share basis (subject to certain anti-dilution adjustments); and was entitled to vote together with Common Stock as a single class, and not as a separate class (except where expressly mandated and required by law, or in connection with an amendment to the Company's Certificate of Incorporation to alter the rights of Class A Preferred Stock), on all matters to be presented to the holders of Common Stock, with the holders of Common Stock and the holders of Class A
Preferred Stock being entitled to one vote for each such share held.   In
connection with the acquisition of GalaxSea Cruises and Tours, Inc. and I.T. Cruise, Inc., various adjustments were made to the Class A Preferred Stock and 313,000 shares were redeemed for a $939,000 subordinated debenture of the Company. See "Acquisition of GalaxSea and I.T. Cruise", below.

     Prior to consummation of the Merger, OM operated the truck stop facilities and video poker casinos in two truck stops in Louisiana, the video poker casinos in three other truck stops in Louisiana and the video poker devices for a route of 18 bars and restaurants ("taverns") in Louisiana. Upon consummation of the Merger, OM contributed and assigned all of its rights, duties and obligations to operate the five existing truck stop video poker casinos and the tavern route to Operator, a Louisiana limited liability company owned 49% by OM and 51% by Donald I. Williams, a former director and Vice President of OM. OM also contributed its interest in 259 video poker machines to Operator, subject to approximately $861,098 of debt (as of the effective date of the Merger) which Operator agreed to pay. Effective December 15, 1995, the Company caused OM to be merged into the Company and OM ceased to exist as a separate legal entity. The Company is now the owner of the interest in Operator.

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

     GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued 4,934,106 shares of Common Stock and 8,000,000 shares of a newly designated series of the Company's preferred stock, par value $.01 per share, designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"). The 8,000,000 shares of Series B Preferred Stock were entitled to one vote for each share issued and voted together with the Common Stock as one class, and not as a separate class (except as mandated by law). As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and was, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. This amendment was approved at the Company's annual meeting of the stockholders and 872,714 shares of Class A Preferred Stock converted into 5,587,544 shares of Common Stock effective June 4, 1998 and the remaining 414,286 shares of Class A Preferred Stock converted into 2,652,456 shares of Common Stock effective July 3, 1998. International was issued 3,697,580 and 1,755,274 shares of Common Stock on June 4, 1998 and July 3, 1998, respectively, in compliance with its anti-dilution agreement respecting the conversion of Class A Preferred Stock. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continued to exist as accrued dividends payable.

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

     GalaxSea is an Oklahoma corporation that was formed in September 1995. Effective October 1, 1995, GalaxSea acquired substantially all of the operating assets of GalaxSea Associates, Inc. ("GAI"), a Florida corporation. GAI had been in the business of franchising "cruise only" retail travel stores since 1988. The principal business of GalaxSea is the granting of franchises for the operation of travel vacation stores that specialize in the marketing and selling of cruise travel, tours and related travel arrangements according to the concept and business system developed by GalaxSea and GAI.

     I.T. Cruise is an Oklahoma corporation that was formed in 1993. I.T. Cruise has served as the cruise marketing division of International since that time. The principal business of I.T. Cruise is to coordinate cruise marketing programs between the various major cruise lines and International's network of approximately 900 travel agency locations.

Development of River Port Truck Stop

     In January of 1997 the Company formed a subsidiary called River Port Truck Stop, Inc. ("RPTS") and entered into an agreement with S.W. Day and T. Joe Calloway ("Lessor") to lease property in Port Allen, Louisiana, for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations the Additional Rent would be 10% of Net Revenue. RPTS assigned the lease to River Port LLC on May 19, 1998. River Port LLC is a Louisiana limited liability company formed on April 13, 1998 by the Company and Williams to build and operate a video poker casino, restaurant, truck stop and convenience store on the leased property. See "Restructure of River Port Truck Stop, LLC", above. A convenience store and fuel facility was operated from June 1, 1997 until July 21, 1998 by the Company, through its subsidiary RPTS, and effective July 21, 1998 the operations were taken over by River Port LLC. On January 10, 1999, River Port LLC entered into a Convenience Store and Restaurant Sub-Lease (the "Sublease") and a Fuel Service and Truck Stop Operating Agreement (the "Fuel Service Agreement") with RVC Operations, L.L.C., a nonaffiliated limited liability company ("RVC"), pursuant to which RVC will operate the restaurant, convenience store and truck stop for an initial term of 15 years with an option to extend for an additional 15 years, in exchange for an escalating annual base rent ($42,000 in year 1, $84,000 in years 2 and 3, $96,000 in years 4-6,
$100,800 in years 7-9, $105,840 in years 10-12 and $111,132 in years 13-15) with an adjustment every three years for increases in the Consumer Price Index; percentage rate based on gross sales in excess of certain benchmark amounts; and a royalty on fuel sales based on sales in excess of certain benchmark amounts. The Sublease and Fuel Service Agreement are also intended to be triple-net leases under which RVC is responsible for maintenance, taxes and insurance. River Port LLC also assigned to RVC the option to purchase the leased premises which River Port LLC has under the lease agreement with Lessor. River Port LLC has completed the facility design process and has made application and has secured the proper permits to build the convenience store, fuel facility and parking lot. Construction of the convenience store was completed in January 1999. The video poker casino is in the final design and permitting phase and construction is expected to commence during the second quarter of 1999, with completion targeted for the end of the third quarter of 1999. Effective July 17, 1998, River Port LLC borrowed $1,750,030 from Cottonport Bank (the "Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by River Port LLC. This note bears interest at an annual rate of 10.25% until December 10, 1999, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal of 2% above the prime rate of Chase. The full amount of the loan is guaranteed by the Company and Operator; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty will be secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino is being constructed has been pledged as collateral for the loan, and the improvements being constructed thereon have been also pledged as collateral for the loan.

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

Operation of Truck Stop Facilities

     The Company presently operates the truck stop facilities (i.e. the fuel pumps, convenience store and restaurant) at The Gold Rush truck stop located in Opelousas, Louisiana, Operator operates the truck stop facility at the Pelican Palace, located in Toomey, Louisiana and operated the truck stop facility at King's Lucky Lady, located in Port Barre, Louisiana until April 1, 1999, and River Port LLC will be responsible for operating the truck stop facility at Port Allen, Louisiana, when construction is completed, but has entered into the Sublease and Fuel Services Agreement with RVC who will be responsible for day-to-day operations of the River Port truck stop facility. The Company owns the facility in Opelousas; Operator operates the facility in Toomey pursuant to a long term contract with the owner of the truck stop; and River Port operates the facility in Port Allen pursuant to a long term lease with the owner of the land. These facilities and the agreements with the owners, as well as the agreements with RVC, are described below.

      The Gold Rush - Opelousas, Louisiana. The Gold Rush truck stop is located in Opelousas, St. Landry Parish, Louisiana, a town with a population of approximately 19,273 located at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Gold Rush truck stop facility opened for business on February 17, 1993, and the video poker casino opened for business on the same date. The Gold Rush has 31 fuel dispensers, an approximately 4,234 square foot convenience store and a restaurant. At December 31, 1998, the Company employed 27 persons in the truck stop operations. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

      King's Lucky Lady - Port Barre, Louisiana. King's Lucky Lady truck stop is in Port Barre, Louisiana, a town with a population of approximately 2,150 located five miles east of Opelousas, on U.S. Highway 190. King's Lucky Lady has 16 fuel dispensers, an approximately 800 square foot convenience store and a restaurant. As of April 1, 1999, the Company and Operator will no longer operate King's Lucky Lady truck stop as a result of settlement of litigation involving this truck stop. See "Item 3 -- Legal Proceedings" for a discussion of this litigation and the settlement. Prior to such litigation, the Company, as successor in merger to OM, had operated the King's Lucky Lady Truck Stop pursuant to the Commercial Lease dated April 18, 1992 with T.B. Guillory, Inc. ("Guillory"), a nonaffiliated corporation that owns the facility. The lease was for an initial term of five years (commencing May 1, 1992), and the Company had the option to renew it for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties were unable to negotiate an acceptable renewal percentage rental before May 1, 1997, and Guillory delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer had any right to operate the video poker casino after such date. Litigation was commenced between Guillory and the Company and Operator for a determination whether the lease was terminated or whether the Company and Operator had the right to extend the lease. As discussed in "Item 3 -- Legal Proceedings", Guillory prevailed in the litigation and the Company will no longer operate this truck stop facility effective April 1, 1999.

      Pelican Palace - Toomey, Louisiana. The Pelican Palace truck stop is in Toomey, Louisiana, a town with a population under 1,000 located three miles east of the Texas state line on Interstate 10, approximately three miles from Vinton, Louisiana (population approximately 3,150). The Company, as successor in merger to OM, entered into an Operating and Financing Agreement on July 21, 1993 (as amended March 17, 1995) with Curray Corporation ("Curray"), a nonaffiliate corporation that owns the land on which the Pelican Palace now stands, pursuant to which the Company agreed to furnish the financing for, and to build, operate and manage, a truck stop facility and video poker casino. The Company agreed to expend up to approximately $1,450,000 constructing and equipping the truck stop and video poker casino, all of which had been expended at December 1, 1995, and Curray pledged all such improvements and equipment to the Company as collateral for a first lien mortgage note in the amount of $1,450,000. The Company also agreed to purchase 50 video poker machines to be used in the casino, at a cost of approximately $282,000. Construction was substantially completed in March 1994. The truck stop facility opened for business in March 1994 and the video poker casino opened for business on March 30, 1994. During 1996, certain renovations to the truck stop and parking lot were completed, which were funded out of cash flow. The Pelican Palace has 14 fuel dispensers, an approximately 1,200 square foot convenience store and a restaurant. Pursuant to the Operating and Financing Agreement, the Company has the right and the obligation to operate and manage both the truck stop facility and the video poker casino for an initial term of five years (commencing March 30, 1994) and the Company has the option to renew it for three additional five year terms on the same terms as the original five year period; and the Company is presently in the first five-year renewal term. However, on October 19, 1995, the Company and Curray agreed to co-management of the Pelican Palace whereby the Company and Operator serve as the operator of the video poker casino, restaurant and beverage facilities, with Curray assuming the role of landlord, pursuant to which Curray assumes all responsibility for property maintenance. Under the Operating and Financing Agreement, the net income from operation of the truck stop facility and the video poker casino was allocated 70% to the Company to repay the first lien mortgage, and the remaining 30% was split equally between the Company and Curray, until the mortgage was paid. After the mortgage was paid on May 31, 1996, the net income from operations is split 50% to the Company and 50% to Curray. However, the Company has agreed to pay from its share of net income an amount equal to 2% of the net revenues generated from the video poker machines to a nonaffiliate party as a finder's fee in connection with the Pelican Palace acquisition. The Company has entered into a subcontract with a nonaffiliate corporation to manage and operate the fuel pump operations and convenience store in return for a monthly payment to the Company of $2,500, plus a percentage of all fuel sales and a percentage of merchandise sales over $500,000. Consequently, the Company will not employ on site personnel to manage these operations. The Company will, however, remain primarily responsible for management of such operations. Therefore, the Company is not required to obtain Curray's consent to this subcontract. Curray consented to the contribution and assignment of the operation of the video poker casino to Operator. At December 31, 1998, the Company was operating the restaurant at the Pelican Palace and employed 17 persons for such operations. The Company has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant. Pursuant to the Settlement Agreement,

Operator will be responsible for management of the truck stop facility commencing March 31, 1999, subject to the existing subcontract.

     River Port Truck Stop - Port Allen, Louisiana. The River Port Truck Stop is in Port Allen, Louisiana, a town with a population of approximately 30,000 located approximately 6 miles West of Baton Rouge on Highway 415. The River Port truck stop has nine fuel dispensers, and an approximately 4,710 square foot restaurant/convenience store. River Port LLC finished construction of the convenience store, fuel facility and restaurant on January 2, 1999, and entered into the Sublease and Fuel Service Agreement with RVC on January 10, 1999. The Sublease and Fuel Service Agreement are discussed in further detail under "Development of River Port Truck Stop", above. Pursuant to the Sublease, RVC is responsible for operating the convenience store and restaurant and pursuant to the Fuel Service Agreement, RVC is responsible for the day-to-day sale of fuel at the truck stop and maintenance of the truck parking lot and truckers' lounge facilities. River Port LLC occupies the premises pursuant to a lease with a term of 50 years, commencing January 1997, and pays a monthly base rent of $7,000 plus Additional Rent of 10% of Net Revenues as defined in the Lease Agreement, provided that during the first twenty-four months after commencement of video poker operations, the Additional Rent will be 5% (rather than 10%). As a result of the Sublease and Fuel Service Agreement, River Port LLC will not employ onsite personnel to manage the truck stop, convenience store, restaurant or fuel facility, but will remain primarily responsible for management of such operations under the Lease Agreement.

Assignment to OM Operating, L.L.C.

     Louisiana law requires a device operator's license in order to own and operate truck stop video poker devices, and further requires that a licensed device owner and operator be at least majority owned by Louisiana residents.
See "Regulation and Licensing", below. Following the Merger, there could be no assurance that the Company would be majority owned by Louisiana residents, and if not, then OM would not be deemed majority owned by Louisiana residents and would lose its device operator's license to operate and manage the five truck stop video poker casinos. Consequently, on the effective date of the Merger with OM, OM contributed and assigned to Operator all of its rights, duties and obligations to operate the five existing video poker casinos and the tavern route, and Operator became the licensed device operator. Operator is a Louisiana limited liability company organized by OM and Williams, a former director and Vice President of OM. Effective March 31, 1999, Operator will be owned 51% by Williams, 24.5% by the Company and 24.5% by one or more members of the North Louisiana Group, and will exist until the earlier of December 31, 2050 or the date that Operator no longer owns or operates any video poker devices. See "Restructure of OM Operating, L.L.C.", above, for a further discussion of Operator.

     In addition to contributing and assigning the right to operate the video poker casino and tavern route operations to Operator, OM contributed and assigned all of its interest in 259 video poker devices and related operating assets, subject to approximately $861,098 of debt (as of the effective date of the Merger with OM) which Operator agreed to pay. In each of 1995 and 1996, the Company contributed and assigned an additional 50 devices and related operating assets subject to approximately $91,100 and $96,050 of debt, respectively, with respect to the Company's acquisition of Ozdon Investments, Inc. and the sublease with New Orleans Video Poker, Inc., and funded approximately $44,300 and $7,400 in leasehold improvements during 1998 and 1997, respectively. Operator is responsible for all operational costs and expenses of the video poker casinos and the tavern route, including labor, maintenance, repair and its share of the rental or other percentage fees payable to the owners of the truck stop facilities in which the casinos are located pursuant to the contracts between the Company and such owners, the casino operations portion of which have been assigned by the Company to Operator.

License Renewal Process

     As further discussed under "Regulation and Licensing", below, the Louisiana Gaming Control Board ("Gaming Control Board") has undertaken a review of all licensees operating video poker casinos, including the Operator. The Company has had preliminary meetings with the State Police, which is conducting the initial reviews for the Gaming Control Board, concerning the structure of Operator described above and whether such structure satisfies the Louisiana residency requirements necessary for a license to operate video poker casinos, and has made various modifications to its structure in an attempt to satisfy certain concerns raised by the State Police. The Company believes its modified structure satisfies the residency requirements, but the State Police has not completed its examination or made any conclusion or recommendation to the Gaming Control Board whether it disagrees or concurs. If the State Police concludes that the modified structure of Operator does not satisfy the Louisiana residency requirements, it will forward its conclusion to the Gaming Control Board and the Company and Operator will be entitled to a hearing before the Gaming Control Board. In such event, it is possible that the Company and Operator would be required to further restructure Operator, which could, depending on the nature of any such further restructure, result in material adverse changes to the Company's ownership interest in, and revenues received from, Operator, which in turn could have a material adverse effect on the Company's financial condition. It is also possible that the Gaming Control Board would not allow the Company and Operator an opportunity to further restructure Operator, and instead revoke Operator's license, although the Company does not presently believe the Gaming Control Board will take such action. The revocation of Operator's license would have a material adverse effect on the Company's business operations and financial condition.

Operation of Video Poker Casinos

     Under Louisiana law, a licensed truck stop facility covering at least five contiguous acres which has overnight facilities, a restaurant and service facilities for 18 wheel tractor-trailers may segregate an area of the facility as the video poker casino for adult patronage only and place up to 50 video poker devices for play in the casino area; while racetracks and off track betting ("OTB") parlors are permitted to install an unlimited number of video poker devices, and qualifying locations with liquor licenses ("taverns") are limited to three such devices. As of April 1, 1999, Operator operates the video poker casinos in four truck stops in Louisiana (and until April 1, 1999, operated a fifth video poker casino in Louisiana) and handles all sales of alcoholic beverages at the convenience store and restaurant in two of such truck stops, and effective as of April 1, 1999 will operate the truck stop facilities at one of such truck stops. See "Operation of Truck Stop Facilities", above.
At December 31, 1998, Operator employed approximately 90 persons in connection with its casino operations. The truck stops in which these video poker casinos are operated by Operator are located in Opelousas, Toomey, Vinton, and New Orleans, Louisiana; and, until April 1, 1999, Operator operated a video poker casino in Port Barre, Louisiana. Operator generally operates these video poker casinos pursuant to long term contracts with the owners of the truck stop. Upon completion of the River Port Truck Stop, River Port LLC will operate the video poker casino at such facility located in Port Allen, Louisiana. River Port LLC will also operate its video poker casino pursuant to a long term contract with the owner of the truck stop. These casinos and the agreements with the owners are described below. See, also, "Regulation and Licensing -- Louisiana -- Recent Changes in Louisiana Act", below, for a discussion of recent changes to Louisiana law regarding operation of truck stop video poker casinos.

     The Gold Rush - Opelousas, Louisiana. The Gold Rush is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Gold Rush contains approximately 1,752 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to a license from the Company which may be terminated by either the Company or Operator upon 60 days' prior written notice to the other party. A non-affiliate of the Company is entitled to a revenue participation interest of 10% of the gaming profits (total cash played in the machines less winnings paid out and less all franchise, licensing and device fees paid to the State of Louisiana or any other political subdivision) from the operations of the video poker casino. There are two other truck stops operating a total of approximately 85 video poker devices within 20 miles of the Gold Rush, a race track operating approximately 60 video poker devices within 18 miles, and a Native American gaming casino approximately 35 miles from the Gold Rush. Of the two other truck stops with video poker casinos, one is the King's Lucky Lady video poker casino. See "Marketing and Competition", below. Operator employed 18 persons at the Gold Rush at December 31, 1998.

     King's Lucky Lady - Port Barre, Louisiana. King's Lucky Lady is also described above under "Operation of Truck Stop Facilities". Until April 1, 1999, Operator operated the video poker casino at King's Lucky Lady, but will no longer operate such video poker casino effective as of that date. Operator employed 21 persons at King's Lucky Lady at December 31, 1998. See the discussion of King's Lucky Lady, above, under "Operation of Truck Stop Facility" for a discussion of the Company's loss of the right to operate the video poker casino at King's Lucky Lady.

     Pelican Palace - Toomey, Louisiana. The Pelican Palace is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Pelican Palace contains approximately 2,200 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Operating and Financing Agreement previously discussed. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Pelican Palace. The Lucky Longhorn, one of these truck stops, is also operated by Operator and is located across Interstate 10. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Pelican Palace, and four riverboat casinos operating within
approximately 25 miles.  See "Marketing and Competition," below.   Operator
employed 18 persons at the Pelican Palace at December 31, 1998.

     Lucky Longhorn - Vinton, Louisiana. The Lucky Longhorn video poker casino contains approximately 3,000 square feet and 50 video poker devices within the Lucky Longhorn truck stop in Vinton, Louisiana, across Interstate 10 from the Pelican Palace. Operator operates the video poker casino pursuant to an Act of Contract and Agreement dated June 5, 1992 with three nonaffiliated corporations and two nonaffiliated individuals who own the truck stop (referred to collectively as "Longhorn") which was assigned to Operator by OM. Pursuant to the Act of Contract and Agreement, as modified, the Company, as successor in merger to OM, agreed to provide Longhorn financing of $800,000 to renovate the Lucky Longhorn. This financing was provided by the Company arranging an $800,000 bank loan to Longhorn, which was guaranteed by the Company. At December 31, 1995, this loan had been repaid. Operator has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years (commencing August 2, 1992). Operator and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the 22.5% (32.5% after July 1, 1994) net device revenue tax payable to the state. Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino, with the exception of contracted security. Operator employed 16 persons at the Lucky Longhorn at December 31, 1998. Operator has assumed all of the Company's responsibilities under the Act of Contract and Agreement. Longhorn has consented to the assignment by the Company and Operator.

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

     The Diamond Jubilee - New Orleans, Louisiana. The Diamond Jubilee video poker casino contains approximately 2,700 square feet and 35 video poker devices (50 devices prior to February 1, 1997, 40 devices from February 1, 1997 through August 16, 1998 and 35 devices from August 17, 1998 through the date of filing of this Form 10-KSB) within The Diamond Jubilee truck stop in east New Orleans, Louisiana. Operator operates the video poker casino pursuant to a Sublease Agreement (the "Casino Sublease") dated July 1, 1996 between Operator and New Orleans Video Poker, Inc. ("NOVP"), a Louisiana corporation 50.1% owned by Donald I. Williams and his spouse and 29.5% owned by nine other stockholders of the Company. NOVP leases the truck stop operations and the video poker casino from Stanley Doussan ("Doussan") pursuant to a Lease Agreement, Addendum to Lease and Sublease and Operator's Agreement dated July 10, 1992, as amended by an Amendment to Lease and Addendum to Lease dated December 15, 1992 (collectively, the "Operator's Agreements"). The Operator's Agreements give NOVP the right to lease and operate the truck stop and video poker casino for a period of 10 years (commencing January 1, 1993). NOVP is required to pay rent to Doussan equal to 50% of the net receipts from the video poker devices (except for the first three years Doussan agreed to reduce it to 40% unless NOVP recouped $300,000 of its construction costs prior to the end of such three year period). Net receipts are defined to mean all money played in the devices less winnings paid out and any tax or franchise fee payable to the state. NOVP is also required to pay an escalating fixed monthly rental, which is currently $5,063 per month. Under the terms of the Casino Sublease, which was consented to by Doussan, Operator leases the video poker casino, bar, related parking area and one gasoline pump for a term of one year, subject to automatic renewal for successive one year periods at Operator's sole discretion, with a maximum of 30 one year renewals, provided NOVP can terminate the Casino Sublease at any time if the sublease payments to it fall below $5,000 per month for five consecutive months after payment by Operator of various indebtedness assumed by it. Since August 1998, cash flows have not been sufficient to generate the minimum sublease payments and, therefore, NOVP can terminate the Casino Sublease at any time. Operator agreed to pay rent to NOVP during the term of the Casino Sublease equal to 50% of the net operating cash flow of Operator from operations of the casino, after deducting all costs and expenses of operations, interest and principal on indebtedness for furniture, fixture or equipment and a reasonable reserve. Operator assumed approximately $96,050 of indebtedness of NOVP as the purchase price for 50 video poker devices and an automated teller machine. Operator also has an option to sublease the truck stop and fuel operations and restaurant and purchase NOVP's 50% share of net operating cash flow. The Company also issued 450,000 shares of Common Stock to NOVP as partial consideration for NOVP entering into the Casino Sublease, and granted piggy-back and demand registration rights to NOVP which expired July 1, 1998. Operator employed 14 persons at The Diamond Jubilee at December 31, 1998.

     On August 4, 1998, Operator and NOVP agreed to purchase a Net Commercial Lease Agreement ("Commercial Lease") from F&F Enterprises ("F&F"), the previous operator of the truck stop and related fuel operations and the restaurant, for the sum of $100,000 cash and the execution of a $30,000 promissory note. The Commercial Lease provided for the operation of the truck stop, restaurant and fuel operations at The Diamond Jubilee. Due to continued reductions in fuel sales, The Diamond Jubilee Casino was in jeopardy of failing to qualify as a truck stop under Louisiana regulations. As part of the purchase of the Commercial Lease, Operator and NOVP settled all obligations to F&F regarding operating losses (restaurant and fuel facilities), unpaid subsidies and unpaid rents by Operator and NOVP through August 1, 1998. Doussan loaned Operator $85,000 for this purchase which was repaid during the third quarter of 1998. In addition, Doussan agreed to a Modification of Lease providing for a reduction in the profit sharing payments due Doussan for a period of nine weeks during the third quarter. The amount of these reductions totaled $85,000. In addition, Operator has withheld an amount equal to $25,000 from NOVP's profit sharing amounts as an additional contribution toward the purchase of the Commercial Lease. Pursuant to an agreement dated May 15, 1998 between Operator and NOVP, the parties agreed that the fuel operations at The Diamond Jubilee, previously operated by F&F, would be managed by Operator. This agreement provides for the monthly gasoline net proceeds (sales less fuel costs) to be remitted to NOVP. In return, NOVP agrees to pay to Operator a base amount of $3,000 per month for management of the fuel facilities plus an additional $600/month for each increment of 10,000 gallons/month of fuel sales over 50,000/gallons per month.

     There are six other truck stops operating a total of approximately 190 video poker devices, and a river boat casino, within 12 miles of The Diamond Jubilee. See "Marketing and Competition", below. At December 31, 1996, The Diamond Jubilee did not have sufficient fuel sales necessary to operate 50 video poker devices under Louisiana regulations, and as of February 1, 1997 the Company was required to remove 10 devices from operations until increased fuel sales are maintained. Further, fuel sales dropped below 75,000 gallons per month during the first quarter of 1998, which will result in the removal of an additional five devices from operations during the second quarter of 1998 until increased fuel sales are maintained. In order to increase fuel sales, the Company will be required to make a substantial investment involving fuel storage tanks and additional gasoline pumps. The Company is presently negotiating with NOVP and Doussan to share such costs if any such improvements are desired.
There can be no assurance that such improvements will be made and, if not made, it is not likely that the fuel sales will increase to a level to allow reinstallation of all 15 devices.

     River Port - Port Allen, Louisiana. River Port is also described above under "Operation of Truck Stop Facilities." On January 17, 1997, a wholly owned subsidiary of the Company entered into a Lease Agreement with S.W. Day and T. Joe Calloway, two nonaffiliated individuals, to lease undeveloped land for a term of 50 years and to construct on it a truck stop and video poker casino.
The Company assigned the Lease Agreement to River Port LLC on May 19, 1998. River Port LLC plans to build an approximately 3,500 square foot video poker casino and bar and recently completed an approximately 4,710 square foot restaurant/convenience store on the land at an approximate cost of $2,000,000 (including equipment) which River Port LLC expects to fund partially through long-term indebtedness borrowed from Cottonport Bank of approximately $1,750,030, with the remainder being funded by an increase in the indebtedness to Cottonport Bank upon resolution of the litigation relating to King's Lucky Lady. The Lease Agreement provides for payment of a base rent of $7,000 per month, commencing on the earlier of commencement of construction or June 30, 1997, and additional rent equal to 10% of the net revenues generated from video poker operations; net revenues meaning all money played in the devices less winnings paid out and all franchise fees, device fees and other taxes payable to the state or any other governmental agency, other than federal or state income taxes. River Port LLC anticipates that the video poker casino will open for business at the end of the third quarter of 1999. It will initially have 50 video poker devices, and River Port LLC anticipates that it will employ approximately 15-20 persons in connection with the operations of the video poker casino.

Video Poker Tavern Route

     Operator also operated nine video poker devices in four third-party taverns as of December 31, 1998 through a subcontract with a nonaffiliated which provides that Operator is entitled to 50% of the net revenues payable to the subcontractor generated from the devices, and the subcontractor and Operator split certain costs of operations on an agreed basis. OM assigned this subcontract to Operator and the subcontractor has consented to this assignment.

Cruise Franchise and Travel Operations

     GalaxSea offers two types of franchises for sale. The first is for the establishment and start-up of a new cruise travel store that sells cruises and tours exclusively (a "Start-up"). The second is for full service retail travel agencies which allow such stores and agencies to, respectively, convert to (a "Conversion") or add on (an "Add-on") GalaxSea travel vacation stores. Regardless of the type of franchise, each GalaxSea store is expected to closely adhere to the GalaxSea system which focuses on creating a retail environment and attitude and to participate in the national, regional and local marketing promotions that GalaxSea provides for its franchisees. As of December 31, 1998, GalaxSea had 70 franchises in its system. GalaxSea receives a franchise fee for each franchise sold. The franchise fee for a Start-up is presently $25,000. The franchise fee for a Conversion/Add-on is presently $5,000 subject to a discount based on existing cruise sales volume. Each franchisee pays a monthly license fee rather than a royalty percentage based on that agency's annual cruise sales volume. The maximum monthly license for any GalaxSea agency is presently $750. In addition to franchise fees and monthly license fees, GalaxSea has contracts with most major cruise lines which provide for GalaxSea to receive override payments based on the cruise sales of all GalaxSea franchisees. The contracts also generally provide for favorable commission structures for the franchisees.

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

     Competition.    Gaming Operations.  The gaming industry is highly
fragmented and characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery terminals, video poker devices, Native American gaming ventures and other forms of legalized gaming in the United States. Many of the Company's competitors and potential competitors have significantly greater experience and financial resources than the Company. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing efforts and customer service and satisfaction. The Company's truck stops casinos are subject to extensive competition from other truck stops and taverns located within its market area for each truck stop, and from Louisiana's racetracks and OTB parlors which may install an unlimited number of video poker devices. As of December 31, 1998, there were over 15,000 video poker devices in operation in Louisiana. Most are one to three devices located in taverns. As of such date, there were approximately 100 licensed truck stops with approximately 3,500 devices in the aggregate. Each truck stop is permitted to have up to 50 video poker devices and each tavern is permitted to have up to three video poker devices. In addition, Louisiana has authorized riverboat gaming, and one land-based casino located in New Orleans (which is presently involved in bankruptcy reorganization proceedings). Twelve riverboats were in operation at December 31, 1998, four in Lake Charles (approximately 23 miles from the Company's Lucky Longhorn and Pelican Palace), three in New Orleans (over 100 miles from any of the Company's truck stop casinos, except The Diamond Jubilee, which is in New Orleans), two in Bossier City (over 100 miles from any of the Company's truck stop casinos), one in Shreveport (over 100 miles from any of the Company's truck stop casinos), and two in Baton Rouge (over 40 miles from any of the Company's truck stop casinos). At December 31, 1998, there were three Native American casinos in operation in Louisiana, one in Kinder, one in Marksville and one in Charentan. The riverboats and land-based casinos are permitted to have table games, slot machines and video poker devices. It is anticipated that the riverboats and the casinos will focus their marketing efforts on the tourist market. Although the Company has focused its marketing efforts primarily on local residents, such other gaming operations will provide substantial competition.

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

     Vigorous competition is encountered in the travel business from more than 30,000 travel agents and direct sales by airlines and travel suppliers in the U.S. and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years, including the fact that a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased in size, enabling independent agencies to be more competitive in providing travel services. Recently, the airlines have placed limits on commissions paid to travel agents for airline tickets, which has caused some independent agents to go out of business. GalaxSea's franchisees are encouraged, and in some cases required, only to book cruise and tour business, which results in the franchisee generally earning larger commission than it would from airlines. GalaxSea believes this will enable it to increase its number of Start-up and Add-on franchises, although there can be no assurance in this regard. GalaxSea also believes that its joint marketing agreement with International will enable it to attract a certain number of agencies affiliated with International to buy Add-on franchises. During 1998, five agencies bought Add-on franchises.

Employees

     As of December 31, 1998, the Company employed 97 persons full time and part time, including four administrative personnel, with the remainder involved in on-site operation of the Gold Rush, King's Lucky Lady, Pelican Palace and The Diamond Jubilee truck stops. As of December 31, 1998, Operator employed 94 persons full and part time, including one executive and one managerial personnel, with the remainder involved in on-site operation of the five truck stop casinos. None of the Company's or Operator's current employees are covered by any collective bargaining agreements. The Company considers its employee relations and those of Operator to be good.

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

     Operator, an indirect operating subsidiary of the Company which operates the existing truck stop casinos, has been granted a license as a Device owner by the Division, and River Port LLC will apply for a license as a Device owner prior to opening of the River Port video poker casino. Under the terms of the Louisiana Act, licenses expire at midnight on June 30 of each year and must be renewed annually through payment of certain fees and continued compliance with the suitability requirements of the Louisiana Act. All license fees must be paid on or before May 15 in each year licenses are renewable. Operator has timely submitted its renewal applications, but there is a backlog existing at the Division and the Division is behind in reviewing applications, including the application of Operator. See, also, "License Renewal Process", above, for a discussion of the renewal examination to which the Company is presently subject and the possible results thereof if the Operator is found not to meet the residency requirements.

     The Gaming Control Board may deny, impose a condition or fine, suspend or revoke any license, renewal, or application for a license for violation of any rules and regulations of the Gaming Control Board or Division or any violations of the Louisiana Act. Fines for violations of gaming laws or regulations may be levied against the licensees and the persons involved. In addition, the licensees could be subject to separate fines for each violation of the gaming laws. The Louisiana Act states that a license issued by the Gaming Control Board is a pure and absolute privilege. The issuance, condition, denial, suspension or revocation of a license is at the discretion of the Gaming Control Board in accordance with the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or the State of Louisiana. Suspension or revocation of the license of Operator or River Port LLC could have a material adverse effect upon the business of the Company.

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

     In order for a corporation or limited liability company like Operator or River Port LLC to be licensed by the Gaming Control Board, it must be demonstrated that a majority of the corporation or limited liability company is owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application. See "License Renewal Process", above, for a discussion of the renewal examination to which the Company is presently subject and the possible results thereof if the Operator is found not to meet the residency requirements.

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

     According to the regulations adopted by the Gaming Control Board, the annual gross revenues generated from the video poker operations of a facility may not exceed its annual gross revenues from its primary business operations. The Company was not in compliance with this regulation for its fiscal years ended 1998, 1997 and 1996. However, this regulation was not being enforced in 1998, 1997 and 1996. The Louisiana Act was recently amended, as discussed below under "Recent Changes in Louisiana Act", to further qualify and restrict video gaming operations in truck stops. However, as amended, the Louisiana Act still does not contain a provision similar to this regulation. The Gaming Control Board has informally indicated that it does not currently plan to enforce any of its regulations that are not based on express statutory provisions. Since the legislature further qualified and restricted truck stop video poker operations, but did not choose to include a restriction of this type, the Company presently anticipates that the Gaming Control Board will continue to choose not to enforce this regulation.

     Establishment License. The Louisiana Act also provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of Devices within the Establishment. The Establishment license is typically granted to the owner of the truck stop facility, but may also be granted to a lessee of the facility. The owners are the Establishment licensees for King's Lucky Lady, the Pelican Palace, The Diamond Jubilee and the Lucky Longhorn and Stelly's. Ozdon is the establishment licensee for the Gold Rush. River Port LLC is presently anticipated to be the establishment licensee for River Port.

     Establishment licenses are also subject to annual renewal at the same time Device owner licenses are renewable, and the payment of an annual fee. The Gaming Control Board has the same authority to deny, suspend, condition or revoke an Establishment license, and to conduct investigations (including investigations of 5% owners), as it does for Device owner licenses. As with the Device owner license, the Establishment license is a pure and absolute privilege. The loss by the Company (or Operator or River Port LLC) or the owner of the truck stop of the Establishment license for any of the five truck stops within which Operator operates, or River Port LLC will operate, video poker casinos would have a material adverse effect upon the business of the Company.

     The Louisiana Act also provides protection to lessees of truck stop facilities such as the Company, Operator and River Port LLC. It provides that if the lease of a licensed Establishment expires or is terminated without legal cause by the owner of the Establishment, neither the owner nor any new lessee shall have the right to apply for a Device license at the Establishment for six years, unless the owner of the Establishment was also the holder of the Device owner license for the devices being operated at the Establishment, and the former lessee/licensee is given the right to continue operations at the Establishment by agreement with the owner or any new lessee.

     The Gaming Control Board has issued a directive to the Division to strictly enforce the requirements of the Louisiana Act which require the Establishment Licensee to be in control of the fuel operations at the truck stop. The determination whether the Establishment Licensee has satisfied such control requirements involves various subjective criteria and the determination is not easily predictable. It is possible that the Gaming Control Board or the Division could interpret these subjective criteria in such a manner to conclude that the Establishment Licensee at one or more of the Company's truck stops was not in compliance, in which case their Establishment license could be revoked, which would also result in the Operator losing its ability to operate the video poker truck stop casino at such truck stop. The Company is reviewing its present arrangements with its various Establishment Licensees and the fuel operators at the existing truck stops in an attempt to determine whether they are in compliance or whether modifications need to be made to bring them into compliance. There can be no assurance that the Gaming Control Board or the Division might not have a different interpretation than the Company or Establishment licensee with regard to the existing arrangements and their compliance with the fuel operations control requirement.

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

     In addition to raising the franchise payment, the Louisiana legislature also adopted additional standards to be satisfied for a truck stop facility to be considered a qualified truck stop facility for placement of video poker devices. These standards include increasing the required parking area for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring access to repair facilities; and requiring certain other amenities be available for truck drivers. Under the new law, operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 1998, each of the five truck stops at which Operator operates truck stop casinos satisfies these additional criteria.

     The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities had until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales, as follows: (i) up to 50 devices if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel,
(ii) up to 40 devices if sales equal at least 75,000 gallons, but are less than 100,000 gallons, per month and 30,000 of such gallons are diesel, and (iii) up to 35 devices if sales equal at least 50,000 gallons, but are less than 75,000 gallons, and 10,000 of such gallons are diesel. During the grandfather period for existing licensed facilities (which expired January 1, 1996), facilities were required to average monthly sales of at least 25,000 gallons per month, commencing October 1994, in order to continue operating video poker devices at the facility. As of December 31, 1998, four of the truck stop facilities at which Operator operates truck stop casinos was operating the maximum number of 50 devices. However, as of December 31, 1998, fuel sales at The Diamond Jubilee were below the level required to operate 50 video poker devices, and on February 1, 1997 and August 16, 1998 ten devices and five devices, respectively, were removed from operations at The Diamond Jubilee until increased fuel sales are maintained. It is anticipated that the Division will review fuel sales at truck stops on a quarterly basis to determine whether the average monthly fuel sales volumes are being satisfied for the number of devices operated, and, if not, the number of operating devices will be reduced until the next quarterly review. The reduction in the number of devices operated at the Operator's truck stop casinos could have an adverse effect on the cash flow of the Company if the level of fuel sales cannot be increased to reach the former level of devices maintained by Operator, although such effect will be mitigated by the fact that rarely are all devices in a location in operation at the same time.

     There has been during the past several years a perceived increase in anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians. In April 1996, the Louisiana Legislature approved a local-option bill which gave the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. At this general election, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker, but two parishes voted to discontinue video poker casinos which will result in the future closure of four taverns and the loss of nine video poker devices as of June 30, 1999. The Company believes there is continuing anti-gaming sentiment prevailing within certain segments of the population and with certain politicians. From time to time bills are proposed in the legislature to restrict or terminate truck stop video poker casinos, and the Gaming Control Board and Division are interpreting very strictly various regulatory requirements which sometimes involve subjective criteria, which interpretations may result in the loss of licenses by certain licensees. The Company cannot predict whether anti-gaming sentiment or any future proposed legislation will result in further changes to the gaming laws of Louisiana, or an outright ban on certain forms of gaming, including truck stop video poker casinos. The State of Louisiana and the local parishes generate substantial revenues from license fees and taxes on the gaming industry, so the loss of portions of these revenues would most likely be carefully examined in connection with any future proposed limitations on gaming. The Company continues to monitor these proceedings and provides input as appropriate. The Company also continues to review other gaming opportunities outside Louisiana, and other non-gaming opportunities, for purposes of diversification.

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

Restrictions on Stockholders; Mandatory Disposition if Found Unsuitable

     The Louisiana Act requires holders of 5% or more of the Company's Common Stock to meet the suitability requirements applicable for the types of licenses held by the Company, Operator or River Port LLC, and, if required by the Division, to file a license application with the Division. Failure to meet such suitability requirements or file any required application can result in suspension or forfeiture of the Louisiana licenses. Other states grant their gaming commissions the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership. Furthermore, certain of these states provide that any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the gaming commission of such state may be guilty of a crime. Any person who fails or refuses to apply for a finding of suitability or a license within a specified number of days after being ordered to do so by an applicable gaming commission may be found unsuitable. In addition, certain of these states provide that if any owner of voting securities is found to be unsuitable, such owner must immediately surrender all securities to the Company, and the Company must refund any money or other thing of value that may have been invested in or made use of by the Company.

     As a result of the foregoing restrictions on ownership, the Company's Certificate of Incorporation was amended in conjunction with the Merger with OM to provide that if a holder or a beneficial holder of Common Stock or any other class of capital stock is required by the Division or the gaming commission of any other state to be found suitable, the holder shall apply for a finding of suitability within the time period required by applicable law or by such regulatory authority. Further, the applicant for a finding of suitability will be required to pay all costs of the investigation for such finding of suitability. The amended Certificate also provides that if a holder or beneficial owner who is required to be found suitable does not apply for such finding within the required time period, or is not found suitable by the applicable regulatory authority, (i) the holder shall, upon request of the Company, dispose of his Common Stock or any other class of capital stock within 30 days or within the time prescribed by the applicable regulatory authority, whichever is earlier, or (ii) the Company may, at its option, redeem the holder's Common Stock or any other class of capital stock at the lesser of the market price thereof on the date of the finding of unsuitability or the price at which such Common Stock or any other class of capital stock was acquired by the holder, and (iii) if required under applicable state law, such shares may not be voted by such unsuitable person and no dividends or distributions of any kind may be made on such shares to such unsuitable person.

Insurance

     The Company carries commercial general liability coverage on the properties it operates. The Company also carries property insurance on an actual cash value basis covering the cost of direct physical damage.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company owns the Gold Rush truck stop facility and the building in which the video poker casino is operated. This property is subject to a mortgage having a remaining principal balance of $612,651 at December 31,

1998, and which requires monthly payments of principal and interest of approximately $22,814 through June 20, 2001, at which time the note will be paid in full. This property is further described under Item 1 - "Description of Business --Operation of Truck Stop Facilities", "-- Assignment to OM Operating, L.L.C." and "-- Operation of Video Poker Casinos". Reference is hereby made to these sections for a description of this property and the Company's various rights relative to this property.

     A description of the various agreements under which the Company or Operator operates and manages the two other truck stop facilities and participates in the ownership of the four other truck stop video poker casinos, and a description of the River Port lease, is also included under Item 1--"Description of Business -- Operation of Truck Stop Facilities", "--Assignment to OM Operating, L.L.C." and "-- Operation of Video Poker Casinos". Reference is also hereby made to these sections for a description of those agreements and the Company's various rights relative to the truck stops.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, LLC, 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator filed an appeal of this judgment. The Third Circuit Court of Appeals heard the appeal on November 6, 1998 and upheld the ruling of the trial court that the renewal option was not valid. The Company and Operator appealed to the Supreme Court of Louisiana which refused to review the Court of Appeals' decision on March 29, 1999. The Company and Operator have no further right to appeal the decision that the lease will not be renewed. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator was required to escrow 100% of the operating profit. As of March 1, 1999, Operator had placed in escrow $775,595 for the period from May 1997 through February 1999. Operator and the Company also petitioned the court to grant a management fee for services from April 30, 1997 through the date the appeal was concluded and also asserted a claim for damages for unjust enrichment against Guillory. On March 31, 1999, the parties agreed to a full settlement regarding the remaining outstanding issues including the ownership of the escrowed funds. As a result of the settlement, the Company and Operator agreed to vacate the property effective 12:01 a.m., April 1, 1999. Under the terms of the settlement, the Company and Operator will receive $325,000 from the escrow fund and will be entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999. All remaining claims were dismissed.

     Harry Woodall, et al v. North American Gaming and Entertainment Corporation, Civil Action No. 98-1503 S, United States District Court, Western District of Louisiana, Shreveport Division, which was removed to federal district court on August 17, 1998. This suit represents a suit for declaratory judgment by former holders of Class A Preferred Stock seeking to have the court order that accrued dividends thereon must be paid. This suit will be dismissed with prejudice by the plaintiffs in connection with the consummation of the Settlement Agreement.


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

                                                 Bid Price
                 Calendar Years             -------------------
                   by Quarter                 High        Low
                 --------------             -------     -------
     1998           First                   $  1/32     $  1/32
                    Second                     3/16        1/32
                    Third                      1/10        1/16
                    Fourth                     1/16        1/20


     1997           First                   $  5/32     $   1/8
                    Second                     9/16        5/32
                    Third                      5/32        3/32
                    Fourth                     3/32        1/32

     At December 31, 1998, the Company had approximately 3,270 common stockholders of record.

     The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares
were outstanding.   The Company is $780,000 in arrears on dividends on its Class
A Preferred Stock as of December 31, 1998, although effective as of March 31, 1999, $332,982 of such accrued dividends were cancelled pursuant to the Settlement Agreement. These dividends will accumulate and be payable in full prior to any distributions on the Common Stock. Simultaneously with the closing of its acquisition of GalaxSea on June 10, 1996, the Company restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends until June 10, 1998 and obtaining from the holders of Class A Preferred Stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time prior to June 10, 1998. Effective June 4, 1998, 872,714 shares of Class A Preferred Stock were converted by the Company into 5,587,544 shares of Common Stock and the remaining 414,286 shares of Class A Preferred Stock were converted by the Company into 2,652,456 shares of Common Stock effective July 3, 1998.

     As of March 31, 1999, the Company was 26 principal payments in arrears (a total of $1,062,746 in principal is past due; interest has not been paid since July 31, 1998, and an aggregate of $56,600 in interest is past due) to International Tours, Inc. ("International") on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at March 31, 1999 and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On March 22, 1999, International agreed to allow the $1,119,346 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $92,376 at March 31, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,859.61, and $68,810 of accrued interest as part of the Settlement Agreement), and require aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of March 31, 1999, 23 monthly payments, for a total of $700,729 (after the redemption of debentures in accordance with the Settlement Agreement), have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company. Until the International note is paid in full and the subordinated debentures are paid in full, the Company is prohibited from paying dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources

     Present Cash Shortfall. As of January 1, 1999, the Company was 24 months in arrears (a total of $986,111 of principal and $40,430 in interest payable) in payments to International on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at January 1, 1999, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

     The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the$1,119,346 accrued and owed at April 1, 1999 to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $92,376 at April 1, 1999 (after cancellation of the remaining principal balance of $382,279 owing on debentures in the original principal amount of $400,859.61 and $68,810 of accrued interest as part of the Settlement Agreement). These debentures require aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month from July 1, 1997 through December 31, 1997 and $16,670 per month thereafter and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company believes that the relief granted by International will allow it to meet its cash flow obligations during 1999. Further, the Company plans to enter into negotiations with International and the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue and to anticipate the loss of the King's Lucky Lady truck stop and video poker casino, the restructuring of the Company's revenue and profits interests in OM Operating, L.L.C. and River Port Truck Stop, LLC (see "Item 1 -- Description of Business -- Restructure of OM Operating, L.L.C. and -- "Restructure of River Port Truck Stop, LLC"), and any loss of additional video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the second quarter of 1999, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 1999, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced, but the Company believes its cruise operations will contribute positive cash flow as it continues to mature and it is possible that no cash shortfalls will be experienced even if no revised payment schedule is negotiated, although there can be no assurance.

     As described in "Item 1 -- Description of Business", the structure of Operator and River Port LLC and the various interests (including revenue and profits interests) of the Company in Operator and River Port LLC have been restructured in an attempt to satisfy certain concerns raised by the Division. The Company believes the further restructuring of Operator and River Port LLC addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator and River Port LLC for their review in connection with Operator's license renewal request and the granting of a license to River Port LLC. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator and River Port LLC, as restructured, comply with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with the Company's conclusion. Any adverse ruling by the Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in further material adverse changes in Operator's or River Port's structure, but it cannot predict the results of the review until the review is completed. See also, "Item 1 -- Description of Business -- Restructure of OM Operating, L.L.C.", --"Restructure of River Port Truck Stop, LLC, -- "Regulation and Licensing - Gaming Operations -- Louisiana -- Establishment License" and --"Recent Changes in Louisiana Act" for a discussion of the strict enforcement of the Louisiana Act and the perceived anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians, which sentiment may also impact the review of Operator and River Port LLC and any possible further restructuring of Operator or River Port, or even a possible loss of Operator's license to operate the video poker casinos and the inability of River Port LLC to obtain a license to operate its video poker casino.

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

     General Condition. The Company ended fiscal 1998 with $281,109 in cash and other current assets amounting to $510,590, including accounts receivable (net) of $270,525, inventories and prepaid expenses of $170,899, and current notes receivable of $39,166. The Company also reflected an asset of $675,488 representing the 51% interest of Williams in Operator as of December 31, 1998. The Company's total liabilities were $6,469,428 at December 31, 1998, including accounts payable and accrued liabilities of $1,114,966, current notes payable of $2,357,498, long-term notes payable of $1,446,749 and preferred stock dividends payable of $780,000. The Company also reflected a liability of $770,215 representing the 51% interest of Williams in Operator as of December 31, 1998. The Company's liabilities increased $1,051,745 from $5,417,683 at December 31, 1997 to $6,469,428 at December 31, 1998. This increase was comprised of increases in current liabilities of $180,145 and other notes totaling $36,024, an increase due to construction of the River Port Truck Stop amounting to $1,465,409, reductions in liabilities from payments on long and short-term debt to banks and equipment manufacturers totaling $241,167, payments on the Ozdon notes issued for the stock purchase of the Gold Rush of $334,558, note reductions related to the acquisition of I.T. Cruise and GalaxSea of $54,108.

     Accounts payable and accrued liabilities of $1,114,966 included $583,193 in trade payables, state franchise taxes of $105,626, casino distributions of $122,510, payroll and payroll taxes of $92,544, an income tax credit of $100,313, accrued interest of $188,273, and $125,887 accrued indebtedness on the River Port construction loan.

     The current portion of other notes payable totaling $2,357,498 includes $541,336 related to the acquisition of I.T. Cruise and GalaxSea; $99,736 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $203,762 payable to Class A Preferred shareholders; $47,255 in equipment leases and other notes; $1,465,409 payable to a bank for the construction of the River Port Truck Stop.

     Long-term debt of $1,446,749 includes $187,233 payable to a bank for the construction of the Pelican Palace and the purchase of the Lucky Longhorn; $692,584 payable to Class A Preferred shareholders; $537,060 related to the acquisition of I.T. Cruise and GalaxSea; and $29,872 in equipment leases and other notes.

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

     At December 31, 1998, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $945,127.

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

     Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1998. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurance.

     At the general election held on November 5, 1996, all parishes in which the Company operates video poker casinos voted to continue truck stop video poker. The local option initiative gave the voters in each parish the right to decide what forms of gaming they want to continue in their parish.

Results of Operations

Net Income for the twelve months ended December 31, 1998.

     Company operations resulted in a net loss before income taxes of $213,771 for the twelve months ended December 31, 1998, a decrease of $368,593 from 1997's income of $154,822. The GalaxSea and I.T. Cruise marketing and franchise operations recorded a loss of $186,981 in 1998 compared to 1997's loss of $236,926. On June 1, 1997 the Company began recording retail revenues as a result of operating the existing convenience store and fuel facility at the River Port Truck Stop in Port Allen, Louisiana, with a resulting operating loss of $44,019 for 1997 and $149,388 for 1998. The Company's operating profit before depreciation, amortization and interest expense amounted to $1,219,177 for 1998, up 4% from 1997's $1,245,054.

Revenues totaled $25,349,736 for 1998 compared to $23,806,042 for 1997, up 6.5%.

     Video Poker revenues totaled $15,704,231 for 1998, up $756,991, or 5% from 1997's $14,947,240. Gains were achieved at most all locations; Pelican Palace - $430,209; the Gold Rush - $114,342; King's Lucky Lady -$227,449; Lucky Longhorn - $261,140; and Diamond Jubilee - $20,904. Declines in video poker revenue were experienced at Stelly's - $183,853 from 1997 to 1998, due to its closing and the Route Operations of $113,201. Video poker revenue production by location for 1998 and 1997 was as follows:

     Lucky Longhorn, Vinton, LA - $3,777,237 in 1998 and $3,516,099 in 1997, up
7%; resulting in average daily revenue per device (50 devices) of $207 for 1998 compared to 1997's $193.

     Pelican Palace, Toomey, LA -$3,523,383 in 1998 and $3,093,173 in 1997, up
14%; resulting in average daily revenue per device (50 devices) of $193 for 1998 compared to 1997's $170.

     Gold Rush, in Opelousas, LA - $3,184,433 in 1998 and $3,070,091 in 1997, up
4%; resulting in average daily revenue per device (50 devices) of $174 for 1998 compared to $168 for 1997.

     Diamond Jubilee, in New Orleans, Louisiana - $2,419,866 in 1998 and $2,398,962 in 1997, up 1%; resulting in average daily revenue per device (on an average of 38.7 devices) of $171 for 1998 compared to $161 per device (40.9 devices) for 1997.

     King's Lucky Lady, Port Barre, LA - $2,573,430 in 1998 and $2,345,981 in 1997, up 10%; resulting in average daily revenue per device (50 devices) of $141 for 1998 compared to 1997's $129.

     Route Operations - South LA - $225,882 in 1998 and $339,083 in 1997, down 33%; resulting in average daily revenue per device (on an average of 11 devices) of $56 for 1998 compared to average daily revenue per device (on an average of 22 devices) of $42 in 1997.

     Stelly's-LeBeau, LA - closed May 28, 1997 and therefore contributed no revenue for 1998 and added $183,853 to the revenue stream in 1997; resulting in average daily revenue per device (16 devices) of $78 for 1997.


     Retail revenues from fuel and convenience store, and food and beverage operations amounted to $8,679,063 in 1998 compared to 1997's $7,553,400, an increase of 15%.

     Combined fuel and convenience store sales for 1998 increased $775,427, or 13% to $6,742,315 compared to $5,966,888 in 1997. Fuel sales for 1998 amounted to $5,533,034 making up 63.8% of the Company's retail sales, compared to 1997's fuel sales of $5,016,039 contributing 64.4% of the Company's retail sales. Convenience store retail sales totaling $1,209,281 were up 27% for 1998 versus 1997's $950,849. Growth occurred at the Gold Rush, which reported $3,410,272 in revenue compared to 1997's $3,297,550, up 3%; King's Lucky Lady generated $2,092,273, down 3% from 1997's $2,160,010; and the River Port Truck Stop posted sales totaling $943,383, up 85% from 1997's $509,328 (June through December). The Diamond Jubilee Truck Stop generated sales of $296,387 for the period August 10, 1998 through December 1998.

     1998 food and beverage sales increased $350,236, or 22% to $1,936,748, compared to $1,586,512 in 1997. Food and beverage sales for each location were as follows: King's Lucky Lady $884,100 in 1998 compared to 1997's $821,342, up 8%; Pelican Palace - $393,389 in 1998 versus $276,764 in 1997, up 42%; Gold
Rush - $478,467 in 1998 compared to $419,205 in 1997, up 14%; and The Diamond Jubilee - $180,792 in 1998 compared to $69,201 for 1997, up 161%.


     Cruise revenues generated by I.T. Cruise and GalaxSea totaled $966,442 in 1998 compared to $1,305,402 in 1997. I.T. Cruise revenue resulting from its contracts with International Tours, Inc. amounted to accrued overrides and commissions of $211,086 for 1998 compared to 1997's $212,452. GalaxSea's franchise system revenues was comprised of overrides and commissions of $140,061 in 1998 versus $177,654 in 1997; monthly license fees of $167,661 in 1998 compared to $131,871 in 1997; franchise sales fees of $2,500 in 1998 versus 1997's $28,250; marketing fees totaling $364,548 in 1998 compared to 1997's $664,853; convention and training fees of $68,149 in 1998 compared to $90,422 in 1997. Income resulting from the group department sales totaled $12,437 for 1998.

Casino and Truck Stop Operations

     Casino and Truck Stop Operations recorded a direct operating profit of $2,846,807 in 1998, a decrease of $99,086, or 3%, over 1997's $2,945,893.

     The Gold Rush's casino and truck stop operations produced operating profit of $1,199,545 in 1998 compared to $1,142,331 in 1997, up 5%. Fuel sales averaged approximately 223,000 gallons per month.

     The Lucky Longhorn's operating profit was $622,277 in 1998 compared to $648,338 in 1997, down 4%. The Lucky Longhorn has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats. The raising of the legal drinking age statewide from 18 to 21 years of age particularly affected the Lucky Longhorn because it drew many of its customers from the neighboring Longhorn Club entertainment facility and overall customer traffic was reduced at both locations. Fuel sales averaged approximately 296,000 gallons per month.

     The Pelican Palace generated operating profit of $634,209 in 1998 compared to 1997's $554,697, an increase of 14%. The Pelican has fourteen competitors in its market area, including a Las Vegas style Native American casino and four river boats. Fuel sales averaged approximately 163,000 gallons per month.

     King's Lucky Lady's operating profit for 1998 was $561,959 compared to operating profit for 1997 of $492,149, up 14%. See "Item 1 -- Description of Business -- Operation of Truck Stop Facilities -- King's Lucky Lady -Port Barre, Louisiana" for a discussion of the judgement rendered against Company regarding the validity of the it's option to renew the lease on King's Lucky Lady. The Company has filed a suspensive appeal in an effort to reverse this decision. Fuel sales averaged approximately 141,000 gallons per month.

     The Diamond Jubilee generated operating losses of $98,184 in 1998, compared to 1997's profit of $97,604, down 201%; two competitors with a total of 80 video poker devices came into the market during 1997 thus diluting The Diamond Jubilee's market share. See " Item 1 -- Description of Business -- Operation of Video Poker Casinos -- The Diamond Jubilee - New Orleans, Louisiana" for a discussion of the loss of 15 devices at The Diamond Jubilee. Average fuel sales were 62,000 for 1998. Increased price competition has affected sales, which resulted in less than the required minimum for the fourth quarter of 1997 (100,000 gallons per month is necessary for 50 devices). The Company operated 50 devices in January 1997; 40 devices from January 1997 through August 1998 and 35 devices from August 1998 through December 1998.

     Route Operations generated operating profit for 1998 of $29,651 compared to operating profit for 1997 of $46,133, down 36%. At December 31, 1998, the Company had 9 devices operating within 4 locations, compared to 1997, when the Company operated 13 devices within 6 locations. The reduction in the number of route locations is the result of the expiration of the initial five year operating leases with tavern owners who have elected to purchase and operate their own video poker devices. The original operating leases had no provision for renewal.

     River Port Truck Stop's operating loss for 1998 was $102,650, a complete calendar year, compared to a loss of $44,019 for 1997 (June through December
1997).  Fuel sales averaged approximately 53,300 gallons per month.

     Stelly's Southern Gold was closed May 28, 1997 and had recorded operating profit through December 31, 1997 of $8,662. Stelly's did not have sufficient fuel sales necessary to operate 16 video poker devices under Louisiana regulations for the previous three quarters, therefore the Louisiana State Police suspended the license to operate video poker devices at this facility on May 28, 1997.

     Cruise Operations

     Combined Cruise Operations recorded an operating loss of $181,734 in 1998, on revenues totaling $966,442. 1997's loss of $236,926 was based on revenues of $1,305,402. A reduction in the volume of marketing promotions accounted for the decrease in revenue from 1997 to 1998.

     GalaxSea's 1998 revenues amounted to $755,358, with an operating loss of $300,425; revenues recorded for I.T. Cruise were $211,084, with an operating profit of $118,691 for 1998.

Expenses totaled $25,563,507 for 1998 compared to $23,651,220 for 1997.

     Video poker operations recorded a direct cost of revenue amounting to $8,871,204 in 1998 and $8,574,423 in 1997, an increase of 3%. This includes fees paid to the State of Louisiana of $5,327,151 (33.9% of video poker revenue) in 1998 and $5,090,508 (34.1% of video poker revenue) in 1997, and profit sharing payments as defined in operating and management contracts of $3,544,053 (22.6% of video poker revenue) in 1998 and $3,483,915 (23.3% of video poker revenue) in 1997.

     Retail operations recorded a cost of revenue related to fuel, convenience store, food and beverage operations totaling $7,065,399 (81.4% of truck stop and convenience store sales) in 1998, compared to $6,304,179 (83.5% of truck stop
and convenience store sales) in 1997.   Fuel cost of goods sold for 1998
amounted to $5,163,881, representing a cost margin of 93.2%, compared to 1997's fuel cost of goods sold totaling $4,722,738, with a cost margin of 94.2%. In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during 1998, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines. Convenience store retail cost of goods sold totaling $971,754 (80.0% of sales) up 20% versus 1997's $807,846 (85.0% of sales). In addition, the cost of revenue in food and beverage operations amounted to $929,764, up 20% in 1998 with a cost of goods sold margin of 48.0% compared to 1997's $773,595, with a cost of goods sold margin of 48.8%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates three of these low volume restaurants.

     Cruise operations recorded a direct cost of revenue amounting to $417,610 for 1998. This was comprised of marketing, training and promotional expenses totaling $348,377 and royalty fees of $69,233. During 1997 the Company recorded a total of $671,313 in direct costs of revenue.

     General operating and administrative expenses of $7,776,346 in 1998 and $7,078,853 in 1997 represented 30.7% and 29.7% of total revenue for 1998 and 1997, respectively.

     Depreciation and amortization amounted to $630,994 in 1998 and $754,021 in
1997.  Interest expense was $307,187 in 1998 and $336,211 in 1997.   Other
revenue and expense (net) was ($494,767) in 1998, compared to $67,780 in 1997. The Company recorded $503,395 in litigation reserve expense in 1998 (See "Item 1 -- Description of Business -- Operation of Truck Stop Facilities -- Kings Lucky Lady") and $139,660 in 1997.

Comparison of 1998 to 1997

     Video poker revenues increased from $14,947,240 in 1997 to $15,704,231 in 1998, up $756,991 or 5.1%. The Pelican Palace produced $3,523,383 in 1998 versus $3,093,173 in 1997, an increase of $430,207, or 14%. The Gold Rush posted $3,184,433 in 1998 compared with $3,070,091 in 1997, up $114,342, or 4%.
King's Lucky Lady recorded video poker revenues of $2,573,430 in 1998 versus $2,345,981 in 1997, up $227,449, or 10%. The Lucky Longhorn produced $3,777,239 in 1998 as compared to $3,516,099 in 1997, an increase of $261,140, or 7%. The Diamond Jubilee contributed $2,419,866 in revenues in 1998 compared to $2,398,962 in 1997, an increase of $20,905. Declines in Route Operations revenues were $113,202, from $339,083 in 1997 to $225,882 in 1998. Stelly's, closed in May 1997, produced video poker revenue of $183,853 in approximately five months of operation in 1997.

     Retail revenues from fuel and convenience store, food and beverage operations amounted to $8,679,063 in 1998 compared to 1997's $7,553,400, an increase amounting to $1,125,663, or 15%. The cost of revenue related to fuel, convenience store, food and beverage operations increased $761,220, or 12% from $6,304,179 in 1997 to $7,065,399 in 1998. The Company recorded revenues for a full fiscal year in 1998 at River Port, which totaled $943,383, compared to 1997's $509,328.

     General operating and administrative expenses totaled $7,776,346 in 1998 and $7,078,853 for 1997, an increase of $697,493, or 9.9%. This overall increase resulted primarily from payroll, truck stop and casino promotional expenses and new operations.

     Payroll related expenses increased $318,705, or 10%, from $3,177,717 in 1997 to $3,496,422 in 1998. This overall increase in payroll expense was attributable primarily to the increase in Louisiana administration payroll costs of $148,268. The Diamond Jubilee, adding truck stop and restaurant operations for August through December, resulted in an increase in labor costs over 1997 of $143,118. A full fiscal year of operations at the River Port Truck Stop increased payroll by $63,785. All other Louisiana truck stop and casino operations had an increase in payroll of $72,639. The increased minimum to $5.15 per hour was in effect for a full year in 1998 as compared to 3 and one-half months in 1997. Despite these uncontrolled increases, most locations displayed an overall more effective plan to reduce payroll costs. Payroll costs for cruise operations experienced a reduction of $109,105 during 1998.

     Contract and professional services (outside services) expenses amounted to $927,945 in 1998 as compared to 1997's $1,060,033, a decrease of $132,088, or
12%. Legal and accounting fees remained constant at $413,799 in 1998 and $413,695 in 1997. Consulting fees/outside services decreased $132,192.

     Truck stop and casino promotional expenses amounted to $1,187,829 in 1998, up 48%, or $382,932 from 1997's $804,897, consisting of 4.9% and 3.9% of combined truck stop and casino revenue for 1998 and 1997, respectively. This increase in promotional expense was the result of targeted marketing programs to maintain and/or to increase fuel sales and to increase the length of time customers spend in the casino.

     The Company recorded expenses for a full fiscal period for River Port Truck Stop along with five month operating the truck stop and restaurant at The Diamond Jubilee. Direct operating expenses associated with these operations, excluding payroll, outside services and promotional expenses, amounted to $199,053 in 1998 compared to 1997's $81,795, an increase of $117,258, or 143%.
The Diamond Jubilee added $59,469, and River Port was up $57,789 or 71%. Direct operating expenses related to cruise operations, excluding payroll and professional expenses, amounted to $568,242.

     All other expenses totaled $1,396,855 in 1998 compared to $1,271,756, an increase of $125,099, or 10%.

     Depreciation and amortization amounted to $630,994 in 1998 and $754,021 in 1997, a decrease of $123,027, or 16%. Depreciation and amortization on video poker operations, which includes video poker machines, leasehold improvements and revenue interest rights, amounted to $219,909 in 1998 compared to $335,324
for 1997.   Depreciation and amortization on truck stop and convenience store operations totaled $64,896 in 1998 and $59,215 for 1997; and amounted to $13,239 in 1998 versus 1997's $12,990 on corporate assets. Depreciation and amortization related to cruise assets and the acquisition of GalaxSea Cruises and Tours, Inc. and I.T. Cruise, Inc. was $332,950 for 1998 as compared to $346,492 for 1997. Interest expense was $307,187 in 1998 and $336,211 for 1997, a decrease of $29,024, or 8.6%. Combined other revenue and expense (net) totaled a loss of $494,767 in 1998, which includes rental income, interest income, ATM commissions and miscellaneous gains and losses on the disposal of assets. In addition, during 1998 the Company and Operator were subject to a court order which declared that 100% of the operating profit from King's Lucky Lady Casino and Truck Stop must be placed in an escrow account effective March 3, 1998.
This escrow requirement amounted to $503,395 through December 31, 1998 and was recorded as an expense entitled as a "litigation reserve".

Year 2000 Issues

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive. As a result of certain programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have data sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. The Company has implemented a year 2000 program to review the functionality of the Company's information technology and non-information technology systems and applications beyond 1999 as well as year 2000 issues related to the Company's third-party vendors. The Company operates its video poker devices under a license granted by the Louisiana State Police Video Gaming Division. The Company currently operates 244 video poker machines which are linked to an on-line tracking and accounting system maintained by the Division's technical department. The Division's technical department is currently in the testing stages for an upgrade to its computer system to satisfy the year 2000 compliance issue. The Division installed its new computer system in March of 1999 and will require software upgrades for all video poker "Clerk Validation Terminals". There will be a mandatory chip upgrade during the second quarter of 1999 to coincide with Year 2000 compliance. The expected cost of the chip will be in the $75 to $100 range, which will require the Company to spend approximately $18,600 to $24,800 on hardware, and it is anticipated that to complete the conversion the Company will also incur an estimated amount of $15,000 for labor and testing. The second major system which controls the Company's payrolls is managed by a third party (Automatic Data Processing). The conversion of this system was completed during the third quarter of 1998. Another third party vendor who provides accounting software support (Great Plains Software) has warranted that its software will accurately reflect the change from the year 1999 to the year 2000 and beyond.

The Company integrates all of its execute office systems through a "Novell" Lan software networking environment. The Company has plans to upgrade its current server with software upgrades provided by Novell and intends to upgrade all networked hardware to ensure compatibility and compliance with year 2000 requirements. It is estimated that this conversion will cost approximately $15,000 and is scheduled for completion during the second quarter of 1999.

Computer terminals in use at Louisiana truck stop locations are not currently in full compliance with the year 2000 roll-over requirements. Older personal computers will not support an automatic roll-over to January 1, 2000. It is planned that a BIOS upgrade will be scheduled for all older personal computers to ensure that the units will comply. The estimated cost of BIOS upgrades will not exceed $300 per personal computer, a total of $3,600. The company has identified 12 units which will require a BIOS upgrade. In addition, custom application programs, written internally, will also require an upgrade at an
estimated cost of $10,000.   It is also anticipated that to complete the
conversion and
upgrade, certain hardware purchases might be necessary if old equipment fails to meet the new standards. The Company estimates that this could cost up to $20,000.

The Company's current plan contemplates expenditures totaling $90,000 to implement all conversions to meet year 2000 compliance.

Forward Looking Statements

     Statements that are not historical facts included in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and River Port LLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's markets, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-KSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On December 4, 1998, the Company received a letter from its independent accountant, Arthur Andersen LLP, that it was terminating the client-auditor relationship between Arthur Andersen LLP and the Company. There were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in its report. A copy of a letter from Arthur Andersen LLP, addressed to the Securities and Exchange Commission, concurring with the Company's statements herein is filed as an Exhibit to this Form 10-KSB. Neither of the reports of Arthur Andersen LLP on the Company's financial statements for the Company's fiscal years ended December 31, 1997 and 1996 contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

     Effective February 1, 1999, the Company engaged Sartain Fischbein & Co. as its independent accountant to audit the Company's financial statements.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The following table provides information as of March 31, 1999, with respect to each of the Company's directors and each executive officer:

                                                           Served as Executive
                                                               Officer or
        Name                Age         Position             Director Since
        ----                ---         --------           -------------------

                       Directors and Executive Officers

   E.H. Hawes, II            59     Director (Chairman),          1998
                                    President and Chief
                                    Executive Officer
   Daryl N. Snadon/(1)/      53     Director                      1994

   Richard P. Crane, Jr.     59     Director and Secretary        1994


                   Certain Officers of Certain Subsidiaries

   Ron Blaylock              59     Chairman of I.T. Cruise,      1992
                                    Inc. and GalaxSea Cruises
                                    and Tours, Inc.

   Ted C. Parker             44     President of I.T. Cruise,     1997
                                    Inc. and GalaxSea Cruises
                                    and Tours, Inc.


--------------------

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

     Richard P. Crane, Jr. Mr. Crane has been a partner in the law firm of Musick, Peeler and Garrett, Santa Monica, California, since February 1997, and prior to that time was a partner in the laws firms of Crane & McCann, Santa Monica, California, for approximately three years, Crane, Rayle & Lennemann, Santa Monica, California, for approximately two years, and Girardi, Keese & Crane, Los Angeles, California, for 14 years. Mr. Crane has practiced law for over 34 years, seven of which were with the U.S. Attorney General's Office where for five years he was the Attorney in Charge and Chief Trial Counsel of the Organized Crime and Racketeering Section of the Western Regional Office. He has served as a Director and as Secretary of the Company since October 1994. Mr. Crane is also a director of Service Merchandise, Inc. which is a publicly traded company. He is a graduate of Vanderbilt University and holds a law degree from Vanderbilt University Law School.

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

     During 1998, the Board of Directors held two meetings, and took seven corporate actions by unanimous written consent. The Company has an Audit and Compliance Review Committee, but does not have a nominating or compensation committee or any committee performing similar functions.

     The Audit and Compliance Review Committee presently consists of Daryl N. Snadon. This Committee is responsible for serving in an oversight and supervisory capacity in the areas of accounting, auditing, licensing and statutory and regulatory compliance. The Committee did not hold a meeting in 1998.

     Non-officer directors of the Company were paid a fee of $500 for each meeting of the Board attended. In addition, the Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1998.

ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

     The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 1998. No other executive officer of the Company received remuneration in excess of $100,000 during 1998.

                          Summary Compensation Table


                                                 Long Term
                                Annual          Compensation-
   Name and                  Compensation        Securities             All
   Principal                --------------       Underlying            Other
   Position         Year    Salary   Bonus   Options or Warrants    Compensation
   ---------        ----    --------------   -------------------    ------------

E. H. Hawes, II,    1998    $ -      $ -             -              $63,125/(1)/
 Chief Executive    1997      -        -             -               37,500/(1)/
 Officer            1996      -        -             -

--------------------

(1) Represents a consulting fee paid by the Company under a Consulting Agreement which terminated January 14, 1998. Since January 14, 1998, Mr. Hawes has received no compensation from the Company.

                            Option/SAR Grant Table
                (Option/Warrant/SAR Grants in Last Fiscal Year)



                 Number of
                 Securities    Percent of
                 Underlying      Total                    Market
                 Options or  Option/Warrant   Exercise    Price
                  Warrants     Granted to       or        on Date
                  Granted     Employees in   Base Price  of Grant    Expiration
    Name             #        Fiscal Year      ($/Sh)     ($/Sh)        Date
    ----         ----------  --------------  ----------  ----------  ----------
E. H. Hawes, II      -             -         $   -       $    -          -


            Aggregated Option/Warrant/SAR Exercises in Last Fiscal
                       Year and FY-End Option/SAR Values


                                                                    Value of
                                                                  Unexercised
                   Shares               Number of Securities     In-the-Money
                  Acquired             Underlying Unexercised  Options/Warrants/
                     on       Value    Options/Warrants/SARs     SARs at 1998
                  Exercise   Realized     at 1998 FY-End            FY-End
   Name               #         $                #                     $
   ----           ---------  --------  ----------------------  -----------------

E. H. Hawes, II     None       None              -                    $ -


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of Common Stock as of March 31, 1999, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:


            Name and Address
           of Beneficial Owner           Number of Shares      Percent /(1)/
           -------------------           ----------------      -------------

      International Tours, Inc./(2)/        17,386,960             41.6
      13150 Coit Road
      Suite 125
      Dallas, Texas 75240

      I.T. Financial Corporation/(2)/       17,579,286             42.1
      13150 Coit Road
      Suite 125
      Dallas, Texas 75240

      Hawes Partners/(2)/                   17,579,286             42.1
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331

      E.H. Hawes, II/(2)/                   17,581,620             42.1
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331

      A. Keith Weber/(2)/                   17,673,015             42.3
      2411 W. 59th Street
      Mission Hills, Kansas 66208

      Ron Blaylock/(2)/                     17,585,120             42.1
      13150 Coit Road
      Suite 125
      Dallas, Texas 75240

      Lamar E. Ozley, Jr./(3)/               2,054,329              4.9
      6306 Mill Point Circle
      Dallas, Texas  75248

      Donald I. Williams/(4)/                2,553,000              6.1
      P. & J. Williams, L.L.C.
      903 East Main
      New Roads, Louisiana  70760

      D.W. Morton, Ltd./(5)/                 2,454,354              5.9
      Delwin W. Morton
      Brevely G. Morton
      777 #. 15th Street
      Plano, Texas 75074

      Daryl N. Snadon/(6)/                     535,666              1.3
      15280 Addison Rd., Ste 300
      Dallas, Texas  75248

      Richard P. Crane, Jr./(7)/               785,556              1.9
      530 Wilshire Blvd., Ste. 400
      Santa Monica, California 90401

      All Executive Officers and            18,902,842             44.7
      Directors as a Group
      (3 persons)/(6)(7)/

--------------------

(1) The percentage of outstanding shares in based on 41,788,552 shares outstanding as of March 31, 1999. In connection with the Settlement Agreement, 8,167,632 shares of Common Stock will be repurchased and retired by the Company. It is anticipated that such repurchase and retirement will occur immediately following the annual meeting of the stockholders to be held in May or June 1999. Upon such repurchase and retirement, the ownership percentage of each stockholder (other than Donald I. Williams and P. & J. Williams L.L.C., whose shares will be repurchased and retired) reflected above will increase.

(2) International Tours, Inc. ("International") owns 17,386,960 shares of Common Stock of record and beneficially. I.T. Financial Corporation ("ITFC"), E. H. Hawes, II, A. Keith Weber and Ron Blaylock own of record and beneficially 192,326, 2,334, 93,729 and 5,834 shares of Common Stock, respectively. Hawes Partners is a partnership one-third owned by each of Messrs. Hawes, Weber and Blaylock. ITFC and Hawes Partners beneficially own approximately 49.38% and 48.14%, respectively, of the outstanding capital stock of International, and Hawes Partners beneficially owns approximately 65% of the outstanding capital stock of ITFC. Consequently, the 17,386,960 shares of Common Stock owned of record and beneficially by

     International may also be deemed to be beneficially owned by each of ITFC, Hawes Partners and Messrs. Hawes, Weber and Blaylock, and are reflected accordingly in the table above for their respective ownership positions. Each of ITFC, Hawes Partners and Messrs. Hawes, Weber and Blaylock disclaim beneficial ownership of any of the other shares of the Company referenced in this note not owned of record by that person or entity. Ted C. Parker, Jr., an officer of International and the President of GalaxSea and I.T. Cruise, owns 1,243,334 shares of Common Stock of record and beneficially. Mr. Parker's shares are not included in the table above for the ownership positions of International, ITFC, Hawes Partners or Messrs. Hawes, Weber and Blaylock, and each of such persons and entities disclaims beneficial ownership of Mr. Parker's shares, and Mr. Parker disclaims beneficial ownership of any of the shares owned by any of such persons or entities.

(3) Includes 12,000 shares owned of record and beneficially by Mr. Ozley's spouse, and 100,000 shares owned of record by his spouse as custodian for their minor son under the Uniform Transfer to Minors Act. Mr. Ozley disclaims beneficial ownership of these 112,000 shares.

(4) Includes 824,000 shares of Common Stock owned of record and beneficially by Mr. Williams, 1,279,000 shares of Common Stock owned of record and beneficially by P. & J. Williams, L.L.C., a limited liability company for which Mr. Williams serves as sole manager and owns 1% and his two adult daughters own 49% each and his wife owns 1%, and 450,000 shares of Common Stock owned of record by New Orleans Video Poker, Inc., a corporation 50.1% owned by Mr. Williams and his wife, and for which they serve as the sole directors and Mr. Williams serves as President and Secretary. Mr. Williams may direct the voting, or share in the direction of the voting, of these shares and, therefore, is deemed to beneficially own these shares. All of the shares will be repurchased and retired by the Company as described in Note (1), above.

(5) D. W. Morton, Ltd. is a Texas limited partnership for which Delwin W. Morton and his wife, Brevely G. Morton, serve as general partners. D.W. Morton, Ltd. owns of record and beneficially 1,610,100 shares of Common Stock. Mr. and Mrs. Morton may direct the voting, or share in the direction of the voting, of these shares and, therefore, are deemed to
     beneficially own these shares with D. W. Morton, Ltd.   Mrs. Morton owns of
     record and beneficially 844,254 shares of Common Stock. Mr. Morton and D.W. Morton, Ltd. disclaim beneficial ownership of the shares owned by Mrs. Morton.

(6) These shares are pledged as collateral on a note payable to Mr. Snadon's former wife.

(7)  Includes a vested option to acquire 500,000 shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     First Restructure of OM Operating, L.L.C. Louisiana law requires a device operator's license in order to own and operate truck stop video poker devices, and further requires that a licensed device owner and operator be at least majority owned by Louisiana residents. Following the merger ("Merger") of the Company and OM, there could be no assurance that the Company would be majority owned by Louisiana residents, and if not, then OM would not be deemed majority owned by Louisiana residents and would lose its device operator's license to operate and manage its truck stop video poker casinos. Consequently, on the effective date of the Merger, OM contributed and assigned to OM Operating, L.L.C. ("Operator") all of its rights, duties and obligations to operate OM's existing video poker casinos and its tavern route, and Operator became the licensed device operator. Operator is a Louisiana limited liability company organized by OM and Donald I. Williams ("Williams"), a former director and Vice President of OM until the effective date of the Merger. Operator was initially owned 51% by Williams and 49% by the Company, as successor in merger to OM.

     In addition to contributing and assigning the right to operate the video poker casino and tavern route operations to Operator, the Company, as successor in merger to OM, also contributed and assigned all of its interest in 259 video poker devices and related operating assets, subject to approximately $861,098 of debt (as of the effective date of the Merger) which Operator agreed to pay. In each of 1995 and 1996, the Company contributed and assigned an additional 50 devices and related operating assets subject to approximately $91,100 and $96,050 of debt, respectively, with respect to the Company's acquisition of Ozdon Investments, Inc. and the sublease with New Orleans Video Poker, Inc., and funded approximately $44,300 and $7,400 in leasehold improvements during 1998
and 1997, respectively.   In exchange for its contributions and assignments, the
Company was entitled to a 49% net profits interest in Operator and a special gross income allocation and distribution equal to 20% of the net revenues generated from operation of the video poker devices. For this purpose, net revenues means total money played in all devices, less all payout of winnings and less all gaming and device taxes and fees payable to the State of Louisiana. Operator is responsible for all operational costs and expenses of the video poker casinos and the tavern route, including labor, maintenance, repair and its share of the rental or other percentage fees payable to the owners of the truck stop facilities in which the casinos are located pursuant to the contracts between the Company and such owners, the casino operations portion of which were assigned by the Company to Operator.

     Effective April 15, 1998, the Company and Williams entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of Operator to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). The Company believed its existing structure satisfied such residency requirements, but believed the restructure of Operator would make an even stronger case that Operator satisfied such requirements and allay any concerns and questions which the Gaming Control Board or Division might have in this regard.

     The Amendment deleted several provisions of, and added several new provisions to, the Operating Agreement, and certain related transactions were agreed upon to effect the restructure of Operator. Among these provisions and transactions are the ones discussed in the following paragraphs.

     The Company contributed to Operator the Company's right to a 20% special gross income allocation and distribution in exchange for 99% of the ownership interests in Operator, and then immediately and simultaneously assigned 50% of the ownership interests in Operator to Williams in exchange for a $4,000,000 nonrecourse note (the "Note") payable by Williams to the Company, so that immediately thereafter Williams owned 51% and the Company owned 49% of the ownership interests in Operator, the Company no longer had a 20% gross income allocation and distribution right, and Williams owed the Company $4,000,000 pursuant to the Note. The Note was payable solely from cash flow distributions made by Operator to Williams from the existing five video poker casinos operated by Operator (less an amount to allow Williams to pay his federal and state income taxes on Operator's net taxable income attributable to such casinos), and was secured by his 51% ownership interest and all cash flow distributions made to him with respect to the five existing video poker casinos. The principal balance of the Note was automatically reduced pro-rata (at percentages agreed upon based on 1997 net operating income of each casino) if Operator lost the right to operate any of the five existing video poker casinos.

     Williams and the Company agreed to appoint George J. Akmon, who was the Executive Vice President and Chief Financial Officer of the Company, as the Manager of Operator, to replace Williams, the previous Manager. The Manager was responsible for all routine, daily operational decisions. Decisions such as incurring debt, selling or buying devices, entering into additional agreements to operate video poker devices, amending existing agreements, and other material, nonroutine decisions required the approval of 65% of the ownership interests in Operator. Until the Note was paid in full, the Company had the right to remove and appoint a new Manager with the concurrence of Williams, and was required, at the request of Williams, to remove and replace any Manager who failed to satisfactorily perform his duties. Once the Note was paid in full, Managers were to be elected by the owners of at least 65% of the ownership interests in Operator.

     On April 15, 1998, the Company and Operator entered into a Consulting and Administrative Agreement (the "Consulting Agreement") pursuant to which the Company agreed to provide consulting and administrative services relating to the daily management of each of Operator's video poker casinos. The Company was to receive a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino Operator lost the right to operate, and increased by $50,000 for each new video poker casino operated by Operator during the term of the Consulting Agreement. The Consulting Agreement expired on the later of April 15, 2002 or the date the Note was paid in full, provided the Company had an option to extend the Consulting Agreement for an additional six years, unless the Note was not paid in full within six years, in which case the extension was reduced so the maximum term of such extension, when added to the original term, did not exceed 12 years. The fee payable during any extension term was to be agreed upon by the Company and Operator (acting at the direction of Williams), and if they could not reach agreement, they agreed to submit the issue to binding arbitration so that a reasonable fee would be determined by binding arbitration.

     Williams and Operator also entered into an Employment Agreement on April 15, 1998 pursuant to which Williams was to receive an annual salary of $250,000, would be eligible to participate in any employee benefit plans of Operator, would be furnished the use of a company automobile and would be reimbursed for expenses incurred on behalf of Operator during the course of his employment.
The Employment Agreement was to terminate on the later of April 15, 2002 or the date the Note was paid in full.

     The Company agreed to lease to Operator the land and buildings constituting The Gold Rush Truck Stop. The lease was effective April 15, 1998 and was a triple-net lease pursuant to which Operator was responsible for property taxes, insurance and all repairs and maintenance, except for the foundation, outer walls and roof, for which the Company was responsible. The lease required annual rental payments of $400,000 and was for a term commencing April 15, 1998 and expiring April 15, 2008, subject to a five year renewal option if elected by Williams, on behalf of Operator, at which time the rent would be adjusted based on the change in the Consumer Price Index. The Company also granted Williams a right of first refusal to purchase the land and buildings constituting The Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. Williams had the prior right to purchase the land and buildings, or such portion thereof, upon the same terms and conditions and at the same price as offered by such third party.

     Pursuant to the Amendment, each of Williams (and certain related parties) and the Company (and certain affiliates) agreed that all video poker gaming opportunities within Louisiana that either party desired to pursue must first be presented to Operator for its review and determination whether it desired to pursue such opportunity. If Operator elected not to purse the opportunity, then the presenting party was free to pursue it for a certain specified period upon terms and conditions substantially equivalent to those presented to Operator. Williams was also entitled to receive a finder's fee of $50,000 for each opportunity brought by him to Operator which was consummated by Operator.

     The Company and Williams terminated the various rights of first refusal and purchase options which the Company previously had with regard to the 51% ownership interest of Williams. Pursuant to the Amendment, if either the Company or Williams failed to maintain the suitability requirements of the Louisiana Act, his or her ownership interests could be sold to a third party, with the consent of the other party (which consent could not be unreasonably withheld), upon such terms and conditions as he or it could negotiate with such third party; provided, if such sale was not accomplished within specified time periods, the other party had the right to locate a purchaser (or buy the interest himself or itself) for a purchase price equal to the allocable share of Operator's net operating income for the preceding calendar year multiplied by a factor of two.

     As long as the suitability standards were being maintained by each party, each of Williams and the Company was given the right under the Amendment to sell his or its ownership interests at any time to any third party with the consent of the other person, which consent could not be unreasonably withheld. If the Company was selling its ownership interests, it was also entitled to assign the Consulting Agreement to the purchaser with the consent of Williams, which consent could not be unreasonably withheld, if such purchaser had expertise to perform the services being performed by the Company under the Consulting Agreement.

     Second Restructure of OM Operating, L.L.C. After the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million Note, in addition to certain other aspects of Amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company has entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and has agreed to transfer 50% of its remaining Louisiana gaming interests (including 50% of its interest in Operator, River Port Truck Stop, LLC and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, dividends and Common Stock of the Company. The Company believes the further restructuring of Operator effectively addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator for their review in connection with Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

     As part of the further restructure of Operator, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5,614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,959.61 in principal amount of subordinated debentures, and were owed accrued dividends of $254,982 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (i) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group;
(ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder; (iii) return to the Company for cancellation 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company (a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to one or more members of the North Louisiana Group a 24.5% interest in Operator and a 25% interest in River Port Truck Stop, LLC ("River Port LLC"); and (c) agreed to assign to one or more members of the North Louisiana Group 50% of the Company's ownership of the Gold Rush Truck Stop.

     Under the Settlement Agreement, Williams agreed to release all claims he might have, known or unknown, against, among others, the Company, International, the officers and directors of the Company and the North Louisiana Group as of the date of the Settlement Agreement, and the Company agreed to release all claims the Company might have, known or unknown, against, among others, Williams as of the date of the Settlement Agreement. Williams also agreed, among other things, to (i) mark his subordinated debenture in the original principal amount of $93,900 "canceled" and return it to the Company and cancel all principal and accrued interest thereunder; (ii) return to the Company for cancellation 824,000 shares of Common Stock owned by Williams, 1,279,000 shares of Common Stock owned by P. & J. Williams, L.L.C. (an affiliated entity) and 450,000 shares of Common Stock owned by New Orleans Video Poker Company, Inc. (an affiliated entity), an aggregate of 2,553,000 shares (representing approximately 6.1% of the issued and outstanding shares of Common Stock); (iii) cancel the $78,000 of accrued dividends payable to Williams accrued on the Class A Preferred Stock prior to its conversion to Common Stock; and (iv) pay to the Company certain amounts which could aggregate between $150,000 and $300,000 over six years in conjunction with the possible additional settlements by the Company with other former holders of Class A Preferred Stock which the Company may desire to pursue. The Company and Williams also entered into amendments to several other existing agreements in connection with the Settlement Agreement as described in the following paragraphs.

     The Company and Williams entered into a Second Amendment (the "Second Amendment") to Operator's Operating Agreement, effective March 31, 1999. The Second Amendment operates to amend the Operating Agreement, as amended by the Amendment, to delete all references to the Note and to the contribution of the 20% special gross income allocation so that neither provision shall ever have been deemed to have existed and neither provision shall have ever been of any force or effect. As a result, the Note is deemed to never have existed and the 20% special gross income allocation was not deemed to have been contributed by the Company for additional ownership interests in Operator. Under the Second Amendment, the Operating Agreement was amended to terminate, and to delete all references to, the 20% gross income allocation after March 31, 1999 and no further allocation or distributions will be made to the Company pursuant to such 20% special gross income allocation. Thereafter, distributions will be made in accordance with capital accounts and the Sharing Ratios of the Members, which will be 51% to Williams, 24.5% to the Company and 24.5% to one or more members of the North Louisiana Group; provided, however, Williams is entitled under the Second Amendment to distribution of the initial $4,166 to be distributed per month up to a maximum of $50,000 per year, which distributions are to be credited against any other distributions to Williams during such year. Pursuant to the Second Amendment, Operator will no longer be managed by a manager and, instead, will be managed by the members, who shall take actions by the vote of members owning at least 65% of the Sharing Ratios, except for certain enumerated major decisions which require unanimous vote. Related agreements were also entered into effective as of March 31, 1999 canceling the Note and the Company's security interest in the ownership interests of Williams securing the Note.

     The Company and Operator also entered into a Termination of Consulting and Administrative Agreement (the "Termination") effective March 31, 1999. The Termination had the effect of terminating the Consulting and Administrative Agreement entered into between the Company and Operator on April 15, 1998 (the "Consulting Agreement") pursuant to which the Company agreed to provide consulting and administrative services relating to the daily management of each of Operator's video poker casinos, and pursuant to which the Company received a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino Operator loses the right to operate, and increased by $50,000 for each new video poker casino operated by Operator during the term of the Consulting Agreement.

     Williams and Operator also entered into a Second Amendment to Employment Agreement (the "Employment Amendment") effective March 31, 1999 which amends the Employment Agreement dated April 15, 1998 pursuant to which Williams received an annual salary of $250,000, was eligible to participate in any employee benefit plans of Operator, was furnished the use of a company automobile and was reimbursed for expenses incurred on behalf of Operator during the course of his employment. Under the Employment Amendment, Williams will receive an annual salary of $100,000 and will continue to be eligible to participate in any employee benefit plans of Operator, but will no longer be furnished the use of a company automobile or be reimbursed for expenses. Under the Employment Agreement, as amended by the Employment Amendment, the Employment Agreement terminates on March 31, 2004.

     As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by the Company to Operator. The Company and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of December 31, 1998, the outstanding principal balance of such indebtedness was approximately $613,000.

     Pursuant to the Second Amendment, the parties agreed to delete the requirement that all video poker gaming opportunities within Louisiana that either party desires to pursue must first be presented to Operator for its review and determination whether it desires to pursue such opportunity. Effective March 31, 1999, all parties will be free to pursue any video poker gaming opportunities they may desire without first offering the opportunity to Operator or any other member. Likewise, Williams is no longer entitled to receive a finder's fee of $50,000 for each opportunity brought by him to Operator which is consummated by Operator.

     As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interests that are part of King's Luck Lady, Pelican Palace, Lucky Longhorn, The Diamond Jubilee or the Video Poker Tavern Route are held or operated in the name of the Company, effective March 31, 1999 they shall be deemed to be in the name of and operated by Operator.

     Restructure of River Port Truck Stop, LLC. As part of the Amendment, the Company and Williams agreed to form a new limited liability company called River Port Truck Stop, LLC to pursue development, construction, ownership and operation of the River Port Truck Stop in Port Allen, Louisiana. Initially, River Port LLC was to be owned 50% by the Company and 50% by Williams, but it was contemplated that additional equity partners could be admitted so that the ownership interest of each of the Company and Williams would be reduced pro-rata down to 40% each, with other equity partners owning 20%. Williams and the Company agreed to seek financing to develop the River Port Truck Stop and other equity partners. Pursuant to the Settlement Agreement, the Operating Agreement of River Port LLC (the "River Port Operating Agreement") was also amended to provide that it shall be managed by the members in the same manner as described above for Operator under its amended Operating Agreement, and to provide that Williams will own 50% of the membership interests and Sharing Ratios, and the Company will own 25% and one or more members of the North Louisiana Group will own the remaining 25%. Other conforming changes were made to make the River Port Operating Agreement consistent with the Operating Agreement of Operator, as amended by the Second Amendment. The amendments to the River Port Operating Agreement also became effective March 31, 1999. The Company has also caused the existing lease covering the River Port location to be assigned to River Port LLC.

     Sublease of the Diamond Jubilee. Operator entered into a Sublease Agreement (the "Casino Sublease") dated July 1, 1996 with New Orleans Video Poker, Inc. ("NOVP"), a Louisiana corporation 50.1% owned by Williams and his spouse and 29.5% owned by nine other stockholders of the Company, pursuant to which Operator operates The Diamond Jubilee truck stop video poker casino in New Orleans, Louisiana. NOVP, through various agreement with third parties, manages the truck stop and related fuel operations and the restaurant. NOVP leases the truck stop operations and the video poker casino from Stanley Doussan ("Doussan") pursuant to a Lease Agreement, Addendum to Lease and Sublease and Operator's Agreement dated July 10, 1992, as amended by an Amendment to Lease and Addendum to Lease dated December 15, 1992 (collectively, the "Operator's Agreements"). The Operator's Agreements give NOVP the right to lease and operate the truck stop and video poker casino for a period of 10 years (commencing January 1, 1993). NOVP is required to pay rent to Doussan equal to 50% of the net receipts from the video poker devices (except for the first three years Doussan agreed to reduce it to 40% unless NOVP recouped $300,000 of its constructions costs prior to the end of such three year period). Net receipts are defined to mean all money played in the devices less winnings paid out and any tax or franchise fee payable to the state. NOVP is also required to pay an escalating fixed monthly rental, which is currently $5,063 per month. Under the terms of the Casino Sublease, which was consented to by Doussan, Operator leases the video poker casino, bar, related parking area and one gasoline pump for a term of one year, subject to automatic renewal for successive one year periods at Operator's sole discretion, with a maximum of 30 one year renewals, provided NOVP can terminate the Casino Sublease at any time if the sublease payments to it fall below $5,000 per month after payment by Operator of various indebtedness assumed by it. Since August 1998, cash flows have not been sufficient to generate the minimum sublease payments and, therefore, NOVP can terminate the Casino Sublease at any time. Operator agreed to pay rent to NOVP during the term of the Casino Sublease equal to 50% of the net operating cash flow of Operator from operations of the casino, after deducting all costs and expenses of operations, interest and principal on indebtedness for furniture, fixtures or equipment, and a reasonable reserve. Operator assumed approximately $53,000 of indebtedness of NOVP as the purchase price for 50 video poker devices and an automated teller machine. Operator also has an option to sublease the truck stock and fuel operations and restaurant and purchase NOVP's 50% share of net operating cash flow. The Company also issued 450,000 shares of Common Stock to NOVP as partial consideration for NOVP entering into the Casino Sublease, and granted piggy-back and demand registration rights to NOVP expiring July 1, 1998.

     On August 4, 1998, Operator and NOVP agreed to purchase a Net Commercial Lease Agreement ("Commercial Lease") from F&F Enterprises ("F&F"), the previous operator of the truck stop and related fuel operations and the restaurant, for the sum of $100,000 cash and the execution of a $30,000 promissory note. The Commercial Lease provided for the operation of the truck stop, restaurant and fuel operations at The Diamond Jubilee. Due to continued reductions in fuel sales, The Diamond Jubilee Casino was in jeopardy of failing to qualify as a truck stop under Louisiana regulations. As part of the purchase of the Commercial Lease, Operator and NOVP settled all obligations to F&F regarding operating losses (restaurant and fuel facilities), unpaid subsidies and unpaid rents by Operator and NOVP through August 1, 1998. Doussan loaned Operator $85,000 for this purchase which was repaid during the third quarter of 1998. In addition, Doussan agreed to a Modification of Lease providing for a reduction in the profit sharing payments due Doussan for a period of nine weeks during the
third quarter.  The amount of these reductions totaled $85,000.   In addition,
Operator has withheld an amount equal to $25,000 from NOVP's profit sharing amounts as an additional contribution toward the purchase of the Commercial Lease. Pursuant to an agreement dated May 15, 1998 between Operator and NOVP, the parties agreed that the fuel operations at The Diamond Jubilee, previously operated by F&F, would be managed by Operator. This agreement provides for the monthly gasoline net proceeds (sales less fuel costs) to be remitted to NOVP.
In return, NOVP agrees to pay to Operator a base amount of $3,000 per month for management of the fuel facilities plus an additional $600/month for each increment of 10,000 gallons/month of fuel sales over 50,000/gallons per month.

     Acquisition of GalaxSea and I.T. Cruise. On June 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of GalaxSea Cruises and Tours, Inc. ("GalaxSea") and 100% of the issued and outstanding capital stock of I.T. Cruise, Inc. ("I.T. Cruise") from International Tours, Inc. ("International"). Both corporations were wholly owned subsidiaries of International.

     GalaxSea was acquired by virtue of a merger with a newly created wholly owned subsidiary of the Company under the terms of which the Company issued to International 4,934,106 shares of Common Stock and 8,000,000 shares of Series B Preferred Stock. The 8,000,000 shares of Series B Preferred Stock were entitled to one vote for each share issued and voted together with the Common Stock as one class, and not as a separate class (except where mandated by law). As a result of this acquisition, International is the largest stockholder of the Company, owning approximately 44% of the voting stock. Simultaneously with the closing of the merger with GalaxSea, the Company also restructured its existing, outstanding Class A Preferred Stock by redeeming 313,000 of the 1,600,000 outstanding shares for a $939,000 subordinated debenture, placing an agreed moratorium on the accrual of dividends for two years and obtaining from the holders of Class A Preferred stock the right to force conversion of the remaining 1,287,000 shares of Class A Preferred Stock into 8,240,000 shares of Common Stock at any time within the next two years. In the event of any such forced conversion, as part of the merger transaction, International was granted anti-dilution protection and will, upon the issuance of such shares of Common Stock to the former holders of Class A Preferred Stock, be entitled to an additional 5,452,854 shares of Common Stock without further consideration, in order to maintain its percentage ownership of voting stock at 44%. On May 4, 1998, the Company delivered notice to all holders of Class A Preferred Stock that the Class A Preferred Stock would be converted into Common Stock, subject to approval at the annual meeting of stockholders to be held on June 4, 1998 of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100 million shares. This amendment was approved at the Company's annual meeting of the stockholders and 872,714 shares of Class A Preferred Stock converted into 5,587,544 shares of Common Stock effective June 4 , 1998 and the remaining 414,286 shares of Class A Preferred Stock converted into 2,652,456 shares of Common Stock effective July
3, 1998.   International was issued  3,697,580 and 1,755,274 shares of Common
Stock on June 4, 1998 and July 3, 1998, respectively, in compliance with its anti-dilution agreement respecting the conversion of Class A Preferred Stock. The $780,000 of dividends on the Class A Preferred Stock accumulated and accrued through May 31, 1996 continued to exist as accrued dividends payable.

     I.T. Cruise was acquired in exchange for $100,000 cash and a promissory note in the principal amount of $1,400,000 payable by the Company to International. The promissory note bears interest at nine percent per annum, is payable in 31 equal monthly installments of $50,000 each and one final installment of $27,414.22, and is secured by a pledge of the outstanding capital stock of GalaxSea and I.T. Cruise owned by the Company. As of March 31, 1999, the Company was 26 principal payments in arrears (a total of $1,062,746 in principal is past due; interest has not been paid since July 31, 1998, and an aggregate of $56,600 in interest is past due). On March 22, 1999, International agreed to allow the $1,119,346 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof), and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock. As of March 31, 1999, 23 monthly payments, for a total of $700,729 (after the redemption of debentures in accordance with the Settlement Agreement), have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

     Overhead Sharing Agreement. The Company and International have agreed to an overhead sharing arrangement pursuant to which the Company subleases approximately 2,015 square feet of office space to International in the Company's principal executive offices for a monthly rental of $1,595, and reimburses International for the portion of the salaries of International's employees attributable to services performed by them for GalaxSea and I.T. Cruise. During 1998 and 1997, the Company paid $38,000 and $111,000, respectively, in salary and employee reimbursements to International, and International paid $19,100 in rent to the Company during both 1998 and 1997. In 1997, the Company performed certain accounting services for International and was paid $13,000.

     Guarantees of Indebtedness of River Port LLC. The Company has guaranteed all of the $1,750,030 loan from Cottonport Bank to River Port LLC for construction of the River Port Truck Stop, Williams and his spouse have guaranteed $1,000,000 of such loan, and $750,000 is guaranteed by E.H. Hawes, II and A. Keith Weber. The guarantee by Hawes and Weber is secured by a second lien on the Company's Gold Rush property.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

     3.1.6 Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares filed as Exhibit 3.1.6 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     3.2            Amended and Restated Bylaws of the Company filed as Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------

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

     10.29 Operating Agreement of River Port Truck Stop, LLC between the Company and Donald I. Williams ("Williams") filed as
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.30 Amendment to Employment Agreement between River Port Truck Stop, LLC, O.M. Operating, L.L.C. and Williams filed as
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.31 Consulting and Administrative Agreement between the Company and River Port Truck Stop, LLC filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.32 Letter Agreement between the Company and Williams relating to River Port Truck Stop, LLC filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.33 Assignment and Assumption of Lease dated May 19, 1998, by and between River Port Truck Stop, Inc. and River Port Truck Stop, LLC filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.34 Amendment No. One to Operating Agreement of OM Operating, L.L.C. dated effective April 15, 1998 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.35 Note dated April 15, 1998 in the original principal amount of $4,000,000 payable to the Company by Williams filed as
                    Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.36 Assignment and Security Agreement dated April 15, 1998 between the Company and Williams filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------

     10.37 Consulting and Administrative Agreement dated April 15, 1998 between the Company and Operator filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.


     10.38 Employment Agreement dated April 15, 1998 between Operator and Williams filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.39 Release and Settlement Agreement dated February 2, 1999 by and among the parties referenced therein, together with various Exhibits thereto (but exclusive of various Schedules thereto) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 1, 1999 and incorporated herein by reference.

     10.40 Settlement Agreement dated February 2, 1999 by and among the parties referenced therein filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 1, 1999 and incorporated herein by reference.

     *10.41 Convenience Store and Restaurant Sub-Lease dated January 10, 1999 between RVC Operations, L.L.C. and River Port Truck Stop, LLC.

     *10.42 Fuel Service and Truck Stop Operating Agreement dated January 10, 1999 between RVC Operations, L.L.C. and River Port Truck Stop, LLC.

     16.1 Letter from Arthur Andersen LLP addressed to the Securities and Exchange Commission dated December 10, 1998 filed as
                    Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 4, 1998 and incorporated herein by reference.

     *21.1          Subsidiaries of the Company.

     *27.1          Financial Data Schedule required by Item 601 of Regulation
                    S-B.

--------------------

*    Filed herewith.

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 20, 1998 reporting the information under the following Form 8-K Items:

     Item 5.  Other Events

     The Company also filed a current report on Form 8-K dated December 4, 1998 reporting information under the following Form 8-K items:

     Item 4.  Changes in Registrant's Certifying Accountant

     Item 7.  Financial Statements and Exhibits

     No financial statements were included in either Form 8-K. No other reports on Form 8-K were filed during the fourth quarter of 1998.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTH AMERICAN GAMING AND
                                       ENTERTAINMENT CORPORATION


April 9, 1999                          By:  /s/ E. H. Hawes, II, President
                                            -----------------------------------
                                            E. H.  Hawes, II, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 9, 1999                          /s/ E. H. Hawes, II
                                       ---------------------------------------
                                       E.H. Hawes, II
                                       Director (Chairman)

April 9, 1999                          /s/ Daryl N. Snadon
                                       ---------------------------------------
                                       Daryl N. Snadon
                                       Director

April 9, 1999                          /s/ Richard P. Crane, Jr.
                                       ---------------------------------------
                                       Richard P. Crane, Jr.
                                       Director

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS
================================================================================

                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2

Independent Auditors' Report                                               F-3

Financial Statements:

    Consolidated Balance Sheet - December 31,1998                          F-4

    Consolidated Statements Of Operations - Years Ended
      December 31, 1998 And 1997                                           F-5

    Consolidated Statements Of Stockholders' Deficit - Years Ended
      December 31,1998 And 1997                                            F-6

    Consolidated Statements Of Cash Flows - Years Ended
      December 31, 1998 And 1997                                       F-7-F-8

    Notes To Consolidated Financial Statements                        F-9-F-27

Independent Auditors' Report



To the Stockholders
North American Gaming and Entertainment Corporation


We have audited the accompanying consolidated balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Gaming and Entertainment Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                           /s/ Sartain Fischbein & Co.


February 17, 1999, except for Notes 8 and
10 which the date is March 31, 1999
Tulsa, Oklahoma

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
North American Gaming and Entertainment Corporation:

We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flow of North American Gaming and Entertainment Corporation (a Delaware corporation) and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flow of North American Gaming and Entertainment Corporation and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



 /s/ Arthur Anderson LLP

New Orleans, Louisiana,
March 12, 1998

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

======================================================================================================
December 31,                                                                                  1998
------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

Cash                                                                                       $   183,205
Restricted cash                                                                                 97,904
Accounts receivable, net of allowance for doubtful accounts of $54,240                         270,525
Inventories, at cost                                                                           123,090
Prepaid expenses                                                                                47,809
Notes receivable - current                                                                      39,166
Deferred tax asset                                                                              30,000
                                                                                           -----------
Total Current Assets                                                                           791,699
                                                                                           -----------
Property And Equipment, net of accumulated depreciation                                        945,127
                                                                                           -----------

Other Assets:

Deposits                                                                                       100,893
Long-term deferred tax asset                                                                   378,000
Revenue interest rights                                                                         90,176
Trade name and intangibles, net of accumulated amortization                                    125,608
Goodwill, net of accumulated amortization                                                      643,098
Casino and truck stop under construction                                                     1,604,923
Assets of business transferred under contractual agreement                                     675,488
                                                                                           -----------
Total Other Assets                                                                           3,618,186
                                                                                           -----------
Total Assets                                                                               $ 5,355,012
                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities                                                   $ 1,114,966
Notes payable - current                                                                      2,357,498
Preferred stock dividends payable                                                              780,000
                                                                                           -----------
Total Current Liabilities                                                                    4,252,464

Liabilities of business transferred under contractual agreement                                770,215
Notes Payable - long-term                                                                    1,446,749
                                                                                           -----------
Total Liabilities                                                                            6,469,428
                                                                                           -----------

Commitments And Contingencies

Stockholders' Deficit:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
  1,600,000 shares authorized, no shares issued and outstanding                                      -
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series "B", 8,000,000 shares designated, no shares issued and outstanding                          -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
  shares issued and outstanding                                                                417,886
Additional paid-in capital                                                                     466,959
Accumulated deficit                                                                         (1,999,261)
                                                                                           -----------
                                                                                            (1,114,416)
                                                                                           -----------
Total Liabilities and Stockholders' Deficit                                                $ 5,355,012
                                                                                           ===========

                                     F-4
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

======================================================================================================
Years Ended December 31,                                                         1998          1997
------------------------------------------------------------------------------------------------------
Revenue:
Video poker                                                                  $15,704,231   $14,947,240
Truck stop and convenience store                                               8,679,063     7,553,400
Cruise                                                                           966,442     1,305,402
                                                                             -----------   -----------
                                                                              25,349,736    23,806,042
                                                                             -----------   -----------

Costs And Expenses:
Video poker:
Cost of revenue                                                                8,871,204     8,574,423
Depreciation and amortization                                                    219,909       335,324
                                                                             -----------   -----------
                                                                               9,091,113     8,909,747
                                                                             -----------   -----------

Truck Stop and Convenience Store:
Cost of revenue                                                                7,065,399     6,304,179
Depreciation and amortization                                                     64,896        59,215
                                                                             -----------   -----------
                                                                               7,130,295     6,363,394
                                                                             -----------   -----------

Cruise:
Cost of revenue                                                                  417,610       671,313
Depreciation and amortization                                                    332,950       346,492
                                                                             -----------   -----------
                                                                                 750,560     1,017,805

General and administrative                                                     7,776,346     7,078,853
Depreciation and amortization                                                     13,239        12,990
                                                                             -----------   -----------
Operating Income                                                                 588,183       423,253

Interest Expense                                                                (307,187)     (336,211)
Other Income (Expense)                                                          (494,767)       67,780
                                                                             -----------   -----------
(Loss) Income Before Provision For Income Taxes                                 (213,771)      154,822

Provision For Income Taxes                                                       (39,979)     (218,200)
                                                                             -----------   -----------
Net Loss                                                                     $  (253,750)  $   (63,378)
                                                                             ===========   ===========

Basic Loss Per Share                                                         $      (.01)  $         *
                                                                             ===========   ===========
Basic Weighted Average Shares Outstanding                                     31,980,331    20,095,698
                                                                             ===========   ===========

* Less than $.01 per share.

                                      F-5
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

================================================================================================================
Years Ended December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------------

                                                                        Additional
                                    Class A      Preferred               Paid-in                       Total
                                   Preferred       Stock      Common     Capital     Accumulated   Stockholders'
                                     Stock      Series "B"    Stock     (Deficit)      Deficit        Deficit
                                  ------------  -----------  --------  ------------  ------------  -------------
Balance, December 31, 1996        $ 3,861,000     $ 80,000   $200,957  $(3,257,112)  $(1,682,133)    $  (797,288)

Net loss - 1997                             -            -          -            -       (63,378)        (63,378)
                                  -----------   ----------   --------  -----------   -----------     -----------
Balance, December 31, 1997          3,861,000       80,000    200,957   (3,257,112)   (1,745,511)       (860,666)

Conversion of 1,287,000 shares
 of Class A preferred stock
 into 8,240,000 shares of
 common stock                      (3,861,000)           -     82,400    3,778,600             -               -

Conversion of 8,000,000 shares
 of preferred stock Series "B"
 into 8,000,000 shares of
 common stock                               -      (80,000)    80,000            -             -               -

Issuance of 5,452,854 shares of
 common stock in connection
 with an anti-dilution provision
                                            -            -     54,529      (54,529)            -               -

Net loss - 1998                             -            -          -            -      (253,750)       (253,750)
                                  -----------   ----------   --------  -----------   -----------     -----------
Balance, December 31, 1998        $         -     $      -   $417,886  $   466,959   $(1,999,261)    $(1,114,416)
                                  ===========   ==========   ========  ===========   ===========     ===========

                                      F-6
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

===============================================================================
Years Ended December 31,                                    1998        1997
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                               $  (253,750)  $ (63,378)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                            630,994     729,009
  Deferred tax expense                                      39,978     110,500
  Loss on disposal of assets                                73,976           -
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                    72,260     (55,587)
     Inventories                                            12,685     (70,346)
     Prepaid insurance                                      29,891       5,002
     Deposits                                               33,959     (75,280)
  Increase (decrease) in:
     Accounts payable and accrued liabilities              180,144     307,111
                                                       -----------   ---------
Net Cash Provided By Operating Activities                  820,137     887,031
                                                       -----------   ---------

Cash Flows From Investing Activities:
  Purchases of property, plant and equipment              (123,292)   (228,742)
  Advances on notes receivable                                   -      (5,045)
  Repayments by borrowers                                    1,866     126,010
  Purchase of intangibles                                   (7,410)          -
  Cash and restricted cash transferred under
     contractual agreement                                (292,582)          -
  Construction of casino and truck shop                 (1,604,923)          -
                                                       -----------   ---------
Net Cash Used In Investing Activities                   (2,026,341)   (107,777)
                                                       -----------   ---------

Cash Flows From Financing Activities:
  Proceeds from borrowings                               1,465,409      66,664
  Payments on borrowings                                  (593,808)   (778,700)
                                                       -----------   ---------

Net Cash Provided by (Used In) Financing Activities        871,601    (712,036)
                                                       -----------   ---------

Net (Decrease) Increase In Cash                           (334,603)     67,218

Cash, beginning of year                                    615,712     548,494
                                                       -----------   ---------

Cash, end of year                                      $   281,109   $ 615,712
                                                       ===========   =========

Cash Paid During The Year For:
  Income taxes, net of refunds received                $   107,550   $ 148,128
  Interest                                             $   204,440   $ 273,052

                                      F-7
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities:
  During 1998, the Company classified the following assets and liabilities as transferred under contractual agreement (see Note 2):

      Cash                                                            $190,682
      Restricted cash                                                  101,900
      Accounts receivable                                               18,899
      Inventories                                                       16,128
      Prepaid expenses                                                  16,626
      Notes receivable                                                   8,500
      Property and equipment, net                                      211,980
      Revenue interest rights                                           93,857
      Deposits                                                          16,916
                                                                      --------
  Assets of business transferred under contractual agreement          $675,488
                                                                      ========

      Accounts payable and accrued liabilities                        $409,655
      Notes payable                                                    360,560
                                                                      --------

  Liabilities of business transferred under contractual agreement     $770,215
                                                                      ========

  The Company converted 1,287,000 shares of class A Preferred Stock and 8,000,000 shares of Preferred Stock Series "B" into 16,240,000 shares of common stock. In connection with the conversion, the Company issued an additional 5,452,854 shares of common stock under an anti-dilution provision (see Note 9).

                                      F-8
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

The accompanying consolidated financial statements include the accounts of North American Gaming and Entertainment Corporation, a Delaware corporation (NAGEC), its wholly owned subsidiaries, Ozdon Investments, Inc. (OI), GalaxSea Cruises and Tours, Inc. ("Galexsea"), I.T. Cruise, Inc. ("IT") and River Port Truck Stop, Inc. (RPI) (collectively, the Company) and consolidated minority interests in OM Operating, LLC (OM), and River Port Truck Stock, LLC (RPLLC) (See Note 2).

The Company's operations for the year ended December 31, 1998 consisted of the truck stop facilities and/or video poker casinos in six truck stops, and the video poker devices for a route of 4 bars and restaurants, all located in the state of Louisiana. The Company also operates in the cruise travel business.

Use of Estimates:  The preparation of consolidated financial statements in
-----------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the December 31,
------------------
1997 consolidated financial information in order to conform to the 1998 presentation. The reclassifications had no effect on the 1997 net loss.

Video Poker Revenue:  Video poker revenue is the net revenue from gaming
--------------------
activities, defined as the difference between gaming wins and losses.

Cash:  Restricted cash not included in "Assets of business transferred under
-----
contractual agreement" is considered as cash for cash flow purposes.

Restricted Cash:  The Louisiana State Police regulations regarding Video Draw
----------------
Poker require the Company to maintain a minimum balance at all times in their gaming account equivalent to 15% of the previous month's net device revenues or to secure the account by a line of credit or bond. The Company meets this requirement by maintaining the required minimum balance in their gaming account. A portion (51%) of restricted cash is included in "Assets of business transferred under contractual agreement" in the accompanying consolidated balance sheet.

Inventories:  Inventories, which consists of food, beverage, fuel and
------------
convenience store items, are stated at the lower of cost or market; cost is determined by the average cost method.

                                      F-9
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (CONTINUED)

Property and Equipment:  Expenditures for property and equipment are recorded at
-----------------------
cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

Depreciation is provided over the estimated useful lives of assets, which range from 5 to 31.5 years, using an accelerated method for financial accounting purposes.

Intangibles:  Intangibles, which consist of goodwill, trade names and contract
------------
rights are recorded at cost and are amortized over their estimated useful lives ranging from 5 to 9 years.

Revenue Interest Rights:  Revenue interest rights consist of costs to acquire a
------------------------
fixed percentage of revenues (see Note 10) and are being amortized on a straight-line basis over the term of the related agreements.

Long-Lived Assets:  Long-lived assets to be held and used in the Company's
------------------
business are reviewed for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.

Concentration:  Video poker revenue represents approximately 62% and 63% of the
--------------
Company's operating revenue for the years ended December 31, 1998 and 1997 respectively. Failure to comply with Louisiana gaming regulations regarding Video Poker could result in license revocation (see Note 8).

Basic Earnings Per Share:  Basic earnings per share of common stock was computed
-------------------------
by dividing income applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted earnings per share are not presented because the Company has incurred losses in 1998 and 1997 and therefore, any potential common shares are anti-dilutive.

Fair Value of Financial Instruments:  The carrying amounts of financial
------------------------------------
instruments including cash, receivables, prepaids, notes receivable, accounts payable and accrued expenses approximated fair value as of December 31, 1998 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 1998 because interest rates on these instruments approximate market interest rates.

                                     F-10
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

2.   CONSOLIDATED MINORITY INTERESTS

OM Operating L.L.C. (OM):  In 1994 the Company contributed to OM (the Operator)
-------------------------
its assets and liabilities related to the operation of the video draw poker gaming devices. Donald I. Williams (Williams) an employee of the Company, contributed $100 to the Operator as his capital contribution. OM was formed to facilitate compliance with Louisiana law which requires the operator of video poker devices in truck stops to be at least majority owned by Louisiana residents.

Through April 15, 1998, the Company received a gross income allocation equal to 20% of OM's gross gaming income generated from the operation of the video poker gaming devices. Gross gaming income is defined as total money played in all devices, less all payouts on winnings to players and less all gaming and device taxes and fees payable to the State of Louisiana.

Application of the above provisions of the Operating Agreement of OM resulted in 100% of the net income being allocated to the Company and 0% being allocated to Williams for the period from January 1, 1998 to April 15, 1998 and the year ended December 31, 1997.

Effective April 15, 1998, the Company and Williams entered into Amendment Number One (the "Amendment") to the Operating Agreement of OM.

The Company contributed to OM its right to the 20% gross income allocation in exchange for 99% of the ownership interest in OM, and simultaneously assigned 50% of the ownership interests in OM to Williams in exchange for a $4,000,000 nonrecourse note (the "Note") payable by Williams to the Company. Immediately thereafter Williams owned 51% and the Company owned 49% of the ownership interests in OM, the Company no longer has the 20% gross income allocation and Williams owes the Company $4,000,000 pursuant to the Note. The Note is payable solely from cash flow distributions made by OM to Williams from five video poker casinos, truck stops, and route operations operated by the Company and OM (less an amount to allow Williams to pay his federal and state income taxes on OM's net taxable income), and is secured by his 51% ownership interest and all cash flow distributions made to him with respect to the five existing video poker casinos, truck stops and route operations. The principal balance of the Note is automatically reduced pro-rata (at percentages agreed upon based on 1997 net operating income of each of the five locations) if OM loses the right to operate any of the five locations.

Until the Note is paid in full, the Company has the right to remove and appoint a new manager of Operator with the concurrence of Williams, and must at the request of Williams remove and replace any such manager who fails to satisfactorily perform his dutires. Once the Note has been paid in full, the manager will be elected by the owners of at least 65% of the ownership interest in OM.

In conjunction with the restructuring of OM, the Company and OM entered into a five year Consulting and Administrative Agreement (see Note 10) pursuant to which the Company will receive a fee of $400,000 per year.

                                     F-11
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

2.   CONSOLIDATED MINORITY INTERESTS (CONTINUED)

Additionally, Williams and OM entered into a five year Employment Agreement pursuant to which Williams will receive an annual salary of $250,000 (see Note
10).

The Company agreed to lease to OM the land and buildings constituting The Gold Rush Truck Stop for payments of $400,000 per year expiring April 15, 2008 (see
Note 10).

Under the Amendment, Williams and the Company are allocated 51% and 49%, respectively, of the profits and losses of OM after deducting Williams' salary, the consulting fee and rent on the Gold Rush Truck Stop. The allocated profits of Williams are payable to the Company as a reduction of accrued interest on the Note and then principal until such time as Williams allocation of profits is sufficient to pay-off the Note.

Application of the above provisions of the Amendment resulted in 100% of the net income being allocated to the Company and 0% to Williams for the period from April 15, 1998 to December 31, 1998. The principal balance outstanding on the Note at December 31, 1998 remains at $4,000,000.

The restructure under the Amendment included an assignment of ownership interests by the Company which does not qualify for sale treatment under applicable accounting rules until Williams' share of distributions of cash flow result in sufficient payments on the Note to make significant reductions thereof. Because of this, the assignment transaction and resulting $4,000,000 Note are not reflected in the consolidated financial statements. The Company will continue to consolidate the operations of OM until significant payments are made on the Note.

In accordance with generally accepted accounting principles, 51% of the assets and liabilities of OM are segregated as "Assets/Liabilities of business transferred under contractual agreement" in the accompanying consolidated balance sheet.

The assets and liabilities of OM transferred under the contractual agreement as of December 31, 1998 are as follows:

                                          51% Interest
           ASSETS                            in OM
                                          ------------

           Cash                               $191,000
           Restricted cash                     102,000
           Accounts receivable                  19,000
           Prepaid expenses                     16,000
           Notes receivable                      8,000
           Inventories                          16,000
                                              --------
               Total Current Assets            352,000

           Property and equipment, net         212,000
           Intangbiles and other, net          111,000
                                              --------
           TOTAL ASSETS                       $675,000
                                              ========

                                     F-12
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

2.   CONSOLIDATED MINORITY INTERESTS (CONTINUED)

           LIABILITIES

           Accounts payable/accrued liabilities       $410,000
           Notes payable - current                     150,000
                                                      --------
               Total Current Liabilities               560,000

           Notes payable - long term                   210,000
                                                      --------
           TOTAL LIABILITIES                          $770,000
                                                      ========

River Port Truck Stop,LLC (RPLLC):  The Company and Williams agreed to form
----------------------------------
RPLLC to pursue development, construction, ownership and operation of a truck stop and video poker facility. RPLLC is owned 49.9% by the Company and 50.1% by Williams.

In May 1998, RPI assigned RPLLC its lease on a truck stop facility and, on July 21, 1998, the Company and Williams entered into an Operating Agreement to govern the operations of RPLLC. Until the Note is paid in full, the Company has the right to remove and appoint a new manager of RPLLC with the concurrence of Williams, and must at the request of Williams remove and replace any manager who fails to satisfactorily perform his duties. Once the Note has been paid in full, managers will be elected by the owners of at least 65% of the ownership interests in RPLLC.

In conjunction with the Operating Agreement of RPLLC, the Company and RPLLC entered into a five year Consulting and Administrative Agreement (see Note 10) pursuant to which the Company will receive a fee of $50,000 per year.

Additionally, Williams, RPLLC and Operator also entered into an Amendment to the Employment Agreement (see Note 10) pursuant to which Williams agreed to perform the same services for RPLLC as he is performing for the Operator under the Employment Agreement and pursuant to which OM and RPLLC agree to split his annual salary of $250,000 pro rata based on the number of truck stop video poker casinos operated by each entity.

Williams and the Company are allocated 50.1% and 49.9%, respectively of the profits and losses of RPLLC. Notwithstanding the above, each members' distributive share of income, gain, loss, deduction or credit shall be allocated to the Company and Williams' first to member accounts in order to cause the accounts to approximate the 49.9% and 50.1% ownership percentages, respectively, and then in proportion to the members' respective ownership percentage.

Application of the above provisions of the RPLLC Operating Agreement resulted in 100% of the net losses being allocated to the Company and 0% to Williams for the period from July 21, 1998 to December 31, 1998.

                                     F-13
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

2.   CONSOLIDATED MINORITY INTERESTS (CONTINUED)

Restructure of OM and RPLLC Subsequent to December 31, 1998:  In order to
------------------------------------------------------------
respond to additional concerns of the Louisiana gaming regulators (see Note 8) related to the Amendment to the Operating Agreement and the RPLLC Operating Agreement, the Company and Williams executed Amendment Number Two to the Operating Agreement and Amendment Number One to the RPLLC Operating Agreement in February 1999 ("the Amendments").

The Amendments will be effective April 1, 1999 and will cancel the Note and the Company's contribution of the 20% gross income allocation. In addition, Williams has agreed to cancel his subordinated debenture in the amount of $103,651 (including accrued interest), return an aggregate of 2,553,000 shares of common stock of the Company owned by Williams and entities related to Williams, to cancel $78,000 of accrued dividends on Class A Preferred Stock, contribute .1% interest in RPLLC to the Company, and pay the Company cash ranging from $150,000 to $300,000. The Amendments terminate the Company's 20% gross income allocation in OM and cause it to contribute operating assets and liabilities of two truck stops and three restaurants to OM as of March 31, 1999. Thereafter, all profit and loss of OM and RPLLC will be allocated to the members based on each members' ownership as detailed below.

Concurrent with the Amendments, the Company entered into an agreement with 10 former Class A Preferred Stockholders (former stockholders) whereby the Company agreed to transfer 50% of its interest in all gaming operations (including OM, RPLLC, and the Gold Rush Truck Stop) to the former stockholders. In consideration, the former stockholders have agreed to cancel their subordinated debentures in the amount of $338,837 (including accrued interest), return an aggregate of 5,614,632 shares of common stock, cancel $255,072 of accrued dividends on Class A Preferred Stock, and assume 50% of the $612,651 note payable to bank (See Note 6).

As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck stop will be as follows:


                                                                 Former
                                            Company           Stockholders         Williams           Total
                                      -------------------  -------------------  ---------------  ---------------
OM                                                  24.5%                24.5%            51.0%           100.0%
RPLLC                                               25.0%                25.0%            50.0%           100.0%
The Gold Rush Truck Stop                            50.0%                50.0%               -            100.0%

The Amendments constitute a transfer of ownership interest and control in all of the Company's gaming operations. The transfer will become effective April 1, 1999. At that time, the Company will record its investment in OM, RPLLC and the gold Rush Truck Stop under the equity method.

                                     F-14
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

2.   CONSOLIDATED MINORITY INTERESTS (CONTINUED)

The assets and liabilities of OM (including the truck stop and restaurant assets and liabilities to be subsequently contributed), RPLLC and the Gold Rush Truck Stop as of December 31, 1998 are as follows:


                                                                                       Gold
ASSETS                                               OM              RPLLC             Rush            Total
                                               --------------  -----------------  ---------------  --------------
Cash                                               $  395,000         $        -         $  3,000      $  398,000
Accounts receivable                                   110,000              2,000           88,000         200,000
Restricted cash                                       200,000                  -                -         200,000
Prepaid expenses                                       33,000              7,000                -          40,000
Inventories                                            66,000              6,000           66,000         138,000
Notes receivable                                       17,000                  -                -          17,000

Property and equipment, net                           585,000              3,000          498,000       1,086,000
Casino and truck stop under construction                    -          1,605,000                -       1,605,000
Intangibles and other, net                            344,000              7,000           24,000         375,000
                                                   ----------         ----------         --------      ----------
Total Assets                                       $1,750,000         $1,630,000         $679,000      $4,059,000
                                                   ==========         ==========         ========      ==========
LIABILITIES
Accounts payable and accrued liabilities           $  803,000         $  129,000         $      -      $  932,000
Notes payable                                         707,000          1,465,000                -       2,172,000
                                                   ----------         ----------         --------      ----------

Total Liabilities                                  $1,510,000         $1,594,000         $      -      $3,104,000
                                                   ==========         ==========         ========      ==========



3.   PROPERTY AND EQUIPMENT

Property and equipment (net of $211,980 included in "Assets of business transferred under contractual agreement") include the following at December 31, 1998:

Land                                                                 $    10,000
Buildings                                                                256,388
Leasehold Improvements                                                   736,856
Furniture and Equipment                                                1,213,276
Vehicles                                                                  54,959
                                                                     -----------
                                                                       2,271,479

Less Accumulated Depreciation                                         (1,326,352)
                                                                     -----------
Property and Equipment - Net                                         $   945,127
                                                                     ===========

                                     F-15
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities (net of $409,655 included in "Liabilities of business transferred under contractual agreement") as of December 31, 1998 include the following:

Trade accounts payable and other                                    $  834,149
Accrued payroll and payroll taxes                                       92,544
Accrued interest payable                                               188,273
                                                                    ----------
                                                                    $1,114,966
                                                                    ==========

5.   INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax consolidated basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated U. S. Federal tax return. OM and PRLLC are not subject to income taxes. Income or loss is required to be included in the income tax returns of the members.

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

                                             Years Ended December 31,
                                      ---------------------------------------

                                            1998                1997
                                      ----------------  ---------------------
Current- Federal                               $     -               $ 48,647
Current-State                                        -                 59,053
Deferred                                        39,979                110,500
                                               -------               --------
                                               $39,979               $218,200
                                               =======               ========

Components of the net deferred tax asset at December 31, 1998 are as follows:

Deferred tax assets:
Net operating loss carryforwards                                   $1,137,000
Vacation accrual                                                       21,000
Other, net                                                              9,000
                                                                   ----------
Total deferred tax assets                                           1,167,000
Less - valuation allowance                                           (759,000)
                                                                   ----------
Net deferred tax assets                                            $  408,000
                                                                   ==========

                                     F-16
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

5.   INCOME TAXES (CONTINUED)

At December 31, 1998, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $3,222,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $330,000. The amounts of operating loss carryforwards expire in varying amounts through 2008. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided.

The following is a reconciliation of the U. S. statutory tax rate to the Company's effective rate for the years ended December 31, 1998 and 1997:

                                                   1998            1997
                                               ------------    ------------
Statutory rate                                        (34.0)%          34.0%
Goodwill amortization                                  50.7            72.7
State income taxes                                        -            49.3
Other                                                   2.0           (15.1)
                                                   --------        --------
Company's effective rate                               18.7%          140.9%
                                                   =========       ========

6.   NOTES PAYABLE

                                                                                                December
                                                                                                31, 1998
                                                                                             -----------
Note payable to a bank, interest at 8.5%, secured by The Gold Rush Truck Stop real estate and guaranteed by certain stockholders.  $312,452 is included in "Liabilities of business transferred under contractual agreement" in the accompanying consolidated
 balance sheet.                                                                              $   612,651

Note payable to International Tours, Inc. ("International") a stockholder, interest at
 9%, payable in monthly installments of $50,000. Loan collateralized by security
 interest in 100% of the stock of GalaxSea and IT Cruise.                                      1,062,746

Notes payable to certain stockholders, interest of 9%, payable in equal monthly installments until maturity on June 1, 2003.  The notes are unsecured.
                                                                                                 896,346
Note payable to a bank, interest of 10.25% due December 10,1999. The note is collateralized by the RPLLC accounts receivable, inventory and the casino and truck stop under construction and is guaranteed by certain stockholders of the Company.
                                                                                               1,465,409
Other, including $48,108 included in "Liabilities of business transferred under
 contractual agreement" in the accompanying consolidated balance sheet.                          127,653
                                                                                         ---------------
                                                                                               4,164,807

Less:  Notes payable transferred under contractual agreement                                    (360,560)

Less: Current Portion                                                                         (2,357,498)
                                                                                         ---------------
Long-Term Portion                                                                        $     1,446,749
                                                                                         ===============

                                     F-17
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

6.   NOTES PAYABLE (CONTINUED)

The amounts due in subsequent years are as follows:


                                                               Notes Payable
                                                              Transferred Under
                                        Notes                    Contractual
      December 31,                     Payable                    Agreement                     Total
      ------------                    ----------              -----------------               ----------
         1999                         $2,357,498                       $150,568               $2,508,066
         2000                            907,097                        135,787                1,042,884
         2001                            314,678                         72,252                  386,930
         2002                            224,974                          1,953                  226,927
                                      ----------                       --------               ----------
        Total                         $3,804,247                       $360,560               $4,164,807
                                      ==========                       ========               ==========

Debt Restructuring:  As of December 31, 1998, the Company was in arrears in
-------------------
payments to International, a related party, on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at December 31, 1998, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea. The Company is current in payment of all other indebtedness and payables except as discussed below.

The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the amounts accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time the $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is no longer in arrears, all payments will be suspended on the subordinated debentures issued by the Company which have aggregate remaining principal balances of $896,346 at December 31, 1998. These notes require aggregate payments of principal and interest of $16,670 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company.

As discussed in Note 2 subsequent to year end, in connection with the restructuring of the gaming operations and transfer of a portion of the Company's gaming interest, certain holders of $442,488 of subordinated debentures (including accrued interest) have agreed to cancel the debentures.

                                     F-18
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

7.   RELATED PARTY TRANSACTIONS

International owns 44% of the total common stock of the Company. The Company subleases space in its corporate office to International receiving rents of $19,100 in 1998 and 1997. Several employees of International also perform duties for GalaxSea and IT Cruise. The Company has an agreement under which it reimburses International for services provided by its employees. Payments under this agreement were approximately $38,000 and $111,000 in 1998 and 1997, respectively. In 1997, the Company performed certain accounting services for International and received $13,000. In 1998 and 1997, 5 and 4 franchise locations of International were converted to franchises of GalaxSea, respectively.

At December 31, 1998, the Company holds a note receivable from International totaling $31,000. Additionally, there is $27,186 of payables to International at December 31, 1998 in "Trade accounts payable".

During 1998 and 1997 the Company paid a significant stockholder consulting fees totaling $63,125 and $68,750, respectively.

The Company's gaming operations are located in south central and southwest Louisiana. Substantially all of the Company's customers reside in eastern Texas or southern Louisiana. A change in general economic conditions or the extent and nature of regulations enabling gaming in Louisiana or Texas could adversely effect future operating results of the Company.

The Company's operations in Louisiana depend on the continued licensing and qualifications of the Company and OM and RPLLC under the laws enacted in the State of Louisiana. Such licensing and qualifications are reviewed periodically by the Louisiana gaming regulators.


8.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

License Renewal Process:  The Louisiana gaming regulators (the "Regulators")
------------------------
have undertaken to review of all licensees operating video poker casinos. The Regulators have reviewed the ownership structure of the Company's video poker operations under the Amendment (see Note 2) and has expressed concerns whether such structure satisfies the Louisiana residency requirements necessary to operate video poker casinos. As a result, the Company was given until February, 1999 to restructure the ownership of OM and RPLLC. As a result, the Amendments were agreed to in February 1999 and given to the Regulators for review (also see
Note 2). The Company believes its structure is satisfactory, but there can be no assurance that the Regulators will concur. If the Company's ownership structure is not found to satisfy the residency requirements, the Company may have its license revoked. A revocation of the Company's license would have a material adverse effect on the Company's business operations and financial condition.

The Regulators require the truck stop owner to maintain an "Establishment License". The holder of the Establishment License is required to maintain control over the truck stop's fuel operations. If any truck stop owners have their Establishment License revoked, it would have a material adverse efect on the Company's business operations and financial condition.

                                     F-19
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

8.   CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES (CONTINUED)

King's Lucky Lady:  As discussed in Note 10, the initial term of the lease for
------------------
King's Lucky Lady expired on April 30, 1997. The Company was notified by the lessor of his intention to terminate the lease. On March 3, 1998, the Court issued a judgment which deemed the lease invalid, effective April 30, 1997, and required the Company to vacate the property. The Company has appealed this judgment. Since April 30, 1997 the Company had been depositing 50% of net cash from operations from the King's property into an escrow account. Condition to filing an appeal, the Company provided a $250,000 letter of credit in lieu of an appeal bond, and effective March 3, 1998 began depositing 100% of all net operating cash flows in an escrow account. The Company recorded a charge to operations and deposited in escrow the net cash from operations generated by King's Lucky Lady of $503,395 and $139,660 for the years ended December 31, 1998 and 1997, respectively. In March, 1999, the Company lost its final appeal and is required to vacate the premises by April 1, 1999. Effective March 31, 1999, the Company settled the dispute with the lessor and as a result, the lessor will receive the escrowed funds and the Company will sell its casino operating asset and inventory to the lessor for $325,000. The accompanying consolidated balance sheet does not include the escrowed cash, which totaled $643,055 at December 31, 1998. The charges to operations are included in other expenses in the consolidated statements of operations. King's Lucky Lady accounted for 23% and 24% of the Company's gaming and truck stop revenues for 1998 and 1997, respectively, which revenue stream will be lost in the second quarter of 1999.

Diamond Jubilee:  By agreement, the Company subleases the Diamond Jubilee truck
----------------
stop and casino facilities for 50% of the net operating cash flows (see Note
10). The lessor, New Orleans Video Poker, an entity partially owned by Williams, can terminate the lease without notice if the lease payments are less than $5,000 per month for five consecutive months. Since August 1998, the cash flows are not sufficient to allow lease payment of the minimum and therefore, the lease can be terminated at any time. Diamond Jubilee accounted for 12% of gaming and truck stop revenues in 1998, and should the lease be terminated, this revenue stream would be lost.

Louisiana Regulations:  According to the regulations established by the
----------------------
Regulators for video draw poker machines, the licensed facility's primary business annual gross revenue shall exceed the facility's video gaming annual gross revenue. For the period ended December 31, 1998 and 1997, the Company was in violation of this regulation. This regulation was not being enforced in 1998 and 1997. Currently, gaming laws in effect do not contain a provision similar to this regulation, and the Regulators have informally indicated that it does not plan to enforce any of its regulations that are not based on express statutory provisions. Management presently anticipates that the Regulators will continue to choose not to enforce this regulation.

The franchise payment payable to the State of Louisiana in 1998 and 1997 equals 32.5% of net gaming device revenue for truck stop casinos and 26% of net gaming device revenue for devices placed in bars and restaurants.

                                     F-20
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

8.   CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Louisiana legislature adopted minimum fuel sale requirements for qualified truck stops effective July 1, 1994. The fuel sale requirements dictate the number of video poker devices that may be operated at the truck stop, based on average monthly sales. As of December 31, 1998, four of the five Company gaming facilities meet the monthly fuel sales requirements to keep the maximum 50 machines allowed. However, fuel sales at the Diamond Jubilee location are only sufficient to maintain 35 video poker machines. It is possible the property may face additional loss of machines in the future.


Cash:  The Company maintains cash balances with financial institutions which
-----
periodically exceeds FDIC limits.

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its consolidated financial position.


9.  STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

The Company has approved the authorization of 10,000,000 shares of preferred stock with attributes as determined by the Board of Directors.

The Company also has a class of 1,600,000 shares of Class A Preferred Stock.
The Class A Preferred Stock has a par value of $3.00, bears a 10% annual cumulative dividend, payable monthly and is convertible into common stock on a 1 to 1 basis.

The Class A Preferred Stock is redeemable at the option of the Company and carries a liquidation preference of $3.00 per share.

In connection with the 1996 acquisition of GalaxSea and IT Cruise, the Company redeemed 313,000 shares of Class A Preferred Stock, obtained an agreement to discontinue accruing dividends for two years and changed the conversion ratio into common stock to 6.4 to 1.

Additionally, in connection with the acquisitions, the Board of Directors created a new series of preferred stock, Preferred Stock Series "B". The maximum shares under the series is 8,000,000. The Preferred Stock Series B has a par value of $.01, accrues no dividends and converts on a 1 to 1 basis into common stock.

During 1998, the Company converted 1,287,000 shares of Class A Preferred Stock and 8,000,000 shares of Preferred Stock Series B into 8,240,000 and 8,000,000 shares of common stock, respectively.

                                     F-21
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

9.   STOCKHOLDERS' DEFICIT (CONTINUED)

In conjunction with the conversion of the preferred stock, the Company issued 5,452,854 shares of common stock to International under the terms of an anti-dilutive provision in the I.T. Cruise and GalaxSea purchase agreements. As the issuance of the stock maintains the value of the shares issued in the acquisition, the shares were recorded as a reduction of paid in capital at their par value.

Restrictions on Ownership
-------------------------

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

Stock Options
-------------

The Company granted an officer options to purchase 210,000 shares of common stock for $.80 per share. The options expired in 1997.

During 1996, the Company granted an officer and one of its directors options to purchase 500,000 shares each of common stock for $.30, share. The shares were fully vested as of the date of the grant and expire five years from the date of the grant. No options to purchase the Company's stock were issued during 1998 and 1997.

The following is a table of options granted:

                                                                                       Exercise
                                                                                       Price Per
                                                               Options                   Share
                                                            -------------             ------------
Balance, December 31, 1996                                     1,210,000                 $.30-.80
   Expired                                                      (210,000)                $    .80
                                                               ---------                 --------
Balance, December 31, 1997                                     1,000,000                 $    .30

   Granted                                                             -                 $      -
                                                               ---------                 --------
Balance, December 31, 1998                                     1,000,000                 $    .30
                                                               =========                 ========

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. There is no proforma effect in 1998 or 1997 as the Company granted no options during those years.

                                     F-22
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

10.  CONTRACTS

The Company currently has six gaming and/or truck stop establishments as well as video poker route operations in Louisiana. The Company's gaming contracts assign various percentages of the gaming revenues of these establishments to various property owners, lessors or lenders. When the Company enters into a contract with an establishment, it acquires the right to place gaming devices in the establishment's truck stop facilities or bars. These agreements provide the establishments and route operators a percentage of the net gaming income. In addition, the Company has a revenue sharing agreement on a single location (Gold
Rush) which operates similar to the other gaming contracts, but the Company owns the truck stop facility. Below is a listing of the gaming contracts the Company has at December 31, 1998, and a definition of terms used.

Net Gaming Income:  Video poker revenue less state franchise fees and device
------------------
fees.

Route Operators:  Individuals who count, report, and deposit the gaming income.
----------------

Route Operations:  The Company has gaming contracts with bars and restaurants.
-----------------
These contracts provide the establishment's owners with 50% of the net gaming income, and the route operator with 25% of the net gaming income. The contracts expire in 1999 and are not expected to be renewed.

King's Lucky Lady:  In April 1992, the Company signed an agreement for the lease
------------------
of the King's Truck Stop in Port Barre, Louisiana. This lease was for a term of five years beginning on May 1, 1992, with monthly rental payments of 20% of the net revenue from the video poker machines. The Company had an option to renew the lease for three additional five-year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. Minimum future rentals cannot be estimated since future revenues are not known, nor has a percentage been negotiated.

See discussion at Note 8 of the Company's loss of the right to operate the video poker casino at King's Lucky Lady effective April 1, 1999.

The Lucky Longhorn Club:  During 1993, the Company purchased the right to
------------------------
operate the gaming devices of this establishment. Revenue interest rights included in the accompanying consolidated balance sheet (including $93,857 included in "Assets of business transferred under contractual agreement") are related to this purchase and the Diamond Jubilee below. (See Note 1.) The Company is bound by the terms of an agreement signed by the previous owner on June 2, 1992, which is for a period of ten years and provides for the establishment's owners to receive 50% of the net gaming income. In connection with the 1998 settlement of a previous dispute, the Company is required to pay the property owners $3,000 per month through October 1999.

                                     F-23
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

10.  CONTRACTS (CONTINUED)

Pelican Palace:  The Company lent approximately $1,450,000 to Curray Corporation
---------------
during 1994 for the construction of a truck stop in Vinton, Louisiana. Curray Corporation started construction in 1993 and in 1994, when the construction was completed, the Company began operating 50 video poker machines under a five year operating agreement. Under the operating agreement with Curray, 70% of the net profit from the premise's operations were dedicated to repayment of the loan from the Company with the remainder split 50% to each party. After the note was paid in full, the revenues were split 50% to each party. The operating agreement allows for three, five year renewal options.

In addition, the Company has agreed to pay 2% of its share of net profits to an unrelated third party for a finders fee.

Gold Rush Truck Stop:  The Company owns this truck stop facility in addition to
---------------------
operating the gaming devices.

The Company is required, to pay a former lender ten percent (10%) of net gaming income as long as the Company continues to operate the gaming establishment in St. Landry Parish, Louisiana. In addition, in the event that OI is sold to an unrelated party, the agreement provides for the former lender to receive ten percent (10%) of the proceeds from the sale in excess of $265,000.

Diamond Jubilee:  The Company issued 450,000 shares of the Company's common
----------------
stock to New Orleans Video Poker, Inc. (NOVP) on July 1, 1996 in exchange for the right to operate the gaming devices of this establishment. The common stock issued in conjunction with the acquisition was recorded as revenue interest rights at $81,450, the historical basis of net assets acquired. The Company and NOVP were related parties at the time of the acquisition. The Company subleases the facility from NOVP. The sublease agreement requires that the Company pay NOVP an amount equal to 50% of the net operating cash flow from the truck stop and casino after deductions for (i) all cash costs and expenses paid by the Company and (ii) interest and principal on any indebtedness of the Company on any furniture, fixtures, and equipment placed in the video poker casino, bar, or parking lot.

In August, 1998, the Company and NOVP purchased the rights to operate the truck stop fuel operations and restaurant. Under the agreement, the Company operates the facility, pays NOVP the proceeds from net fuel sales and receives a $3,000 per month management fee. The Company receives an additional $600 per month for each increment of 10,000 gallons per month of fuel sales over 50,000 gallons per month.

See discussion at Note 8 of the Company's possible termination of the sublease.

                                     F-24
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

10.  CONTRACTS (CONTINUED)

RPLLC:  In January 1997, RPI entered into an agreement to lease a truck stop
------
facility for a period of 50 years. The terms of the lease call for monthly base rent of $7,000 plus Additional Rent of ten percent (10%) of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be five percent (5%) and that commencing with the twenty-fifth (25th) month of video poker operations that the Additional Rent would be ten percent (10%) of Net Revenue. RPI assigned the lease to RPLLC in 1998. The Company is currently in the process of building a new video gaming facility, truck stop and convenience store and in anticipation of its opening in the first quarter of 1999, closed the existing truck stop and convenience store in December 1998.
The construction is being financed with a note payable due in December 1999 (see
Note 6).

Subsequent to December 31, 1998, RPLLC entered into a fifteen year operating agreement with a third party to operate the convenience store, restaurant and truck stop once construction is complete. The operating fees due RPLLC for the truck stop are based on gallons of gasoline sold and an escalating base rent for the convenience store. The operator is also responsible for its share of common area costs.

Rent expense under the gaming leases was as follows:

                                                                  1998                  1997
                                                               ----------            ----------
Kings Lucky Lady                                               $  347,923            $  318,901
The Longhorn Club                                               1,255,451             1,185,440
Pelican Palace                                                    660,149               611,740
Gold Rush Truck Stop                                              209,575               201,568
Diamond Jubilee                                                   790,766               920,516
RPLLC                                                              84,000                44,000
                                                               ----------            ----------
                                                               $3,347,864            $3,282,165
                                                               ==========            ==========


Consulting Agreements:  In April 1998, the Company entered into a four year
----------------------
consulting agreement with OM. The agreement requires OM to pay the Company an annual consulting fee of $400,000.

In July 1998, the Company entered into a consulting agreement with RPLLC. The agreement required RPLLC to pay the Company an annual consulting fee of $50,000.

Subsequent to December 31, 1998, in conjunction with the restructuring of OM and RPLLC, the agreements were terminated effective April 1, 1999 (see Note 2).

                                     F-25
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

10.  CONTRACTS (CONTINUED)

Employment Agreement:  In April 1998, OM entered into a four year employment
---------------------
agreement with Williams. The agreement required OM to pay Williams $250,000 per year for services provided.

In July 1998, the agreement was amended to require RPLLC to pay a proportionate share of the salary to Williams.

Subsequent to December 31, 1998, in conjunction with the restructuring of OM and RPLLC, the annual salary was reduced effective April 1, 1999 to $100,000 per year.

Gold Rush Truck Stop Lease:  In April 1998, the Company entered into a ten year,
---------------------------
triple net lease with OM to lease the truck stop and casino assets to OM. The lease calls for annual base rent of $400,000.

Gold Rush Truck Stop Lease:  Subsequent to December 31, 1998, in conjunction
---------------------------
with the restructuring of OM and RPLLC, the lease was terminated effective April 1, 1999 and the Company entered into a new six month lease with OM. The new lease requires OM to pay the Company $33,333 per month through September 1999.


11.  EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan effective, January 1, 1998. Participation is voluntary and employees are eligible to participate upon attaining age 21 and completing one year of employment with the Company. The Company provides no matching contribution but may make a discretionary contribution which vests over six years. The Company made no discretionary contributions for the year ended December 31, 1998.


12.  LEASE COMMITMENTS

The Company leases office space under noncancellable operating leases expiring through September 2001. One of the locations is subleased to an unrelated third party. Rent expense (net of sublease income) for the years ended December 31, 1998 and 1997 was approximately $67,000 and $65,000, respectively. Future minimum lease payments, net of sublease payments, for the remaining terms of the leases are as follows:

Year ending
December 31,
------------
    1999                                   $ 47,840
    2000                                     47,840
    2001                                     31,893
                                           --------
                                           $127,573
                                           ========

                                     F-26
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
================================================================================

13.  SEGMENTS

The Company's operations are classified into two reportable segments that provide different services. Separate management of each segment is required because each business is subject to different operating strategies.

The first segment is the operation of video poker machines, restaurants and convenience stores in truck stops in Louisiana. The second segment derives it revenue from commissions and monthly fees related to the sales of cruise vacations. There are no other segments.

The following is a summary of segment information as of December 31, 1998:

                                           Segment 1         Segment 2         Corporate             Total
                                        ----------------  ---------------  ------------------  -----------------
Revenues                                     $24,383,294       $ 966,442          $        -        $25,349,736
Interest expense                                 306,652             835                   -            307,187
Depreciation and amortization                    284,805         332,950              13,239            630,994
Net income (loss)                                645,617        (186,981)           (712,386)          (253,750)
Assets                                         3,970,705         317,523           1,106,762          5,394,990
Expenditures for long-lived assets             1,714,785           7,644              13,196          1,735,625

                                     F-27
================================================================================