Form 10QSB
period 1999-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1999-05-17
CIK 29952

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                75 - 2571032
         ------------                             --------------
(State of incorporation or organization)          (IRS Employer
                                                Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas             75240
-----------------------------------------             -----
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code    (972) 671-1133
                                                  --------------

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes xx No __
                                                                   --


Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 1999:41,788,552

Transitional Small Business Disclosure Format (Check One):     Yes __ No xx
                                                                         --

                         PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 AND DECEMBER 31, 1998

                                                                                   31-Mar-99     31-Dec-98
                                                                                  ------------  ------------
ASSETS                                                                             UNAUDITED
------
CURRENT ASSETS:
   Cash                                                                           $   382,530   $   183,205
   Restricted cash                                                                    101,900        97,904
   Accounts receivable (net)                                                          625,770       270,525
   Inventories, at cost                                                               103,287       123,090
   Prepaid Expenses                                                                    51,074        47,809
   Notes receivable - current                                                          15,650        39,166
   Current deferred tax asset                                                          30,000        30,000
                                                                                  -----------   -----------
               TOTAL CURRENT ASSETS                                                 1,310,211       791,699
                                                                                  -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                             2,289,010       945,127
                                                                                  -----------   -----------

OTHER ASSETS:
   Deposits                                                                           100,356       100,893
   Long-term deferred tax asset                                                       360,000       378,000
   Revenue interest rights                                                             83,885        90,176
   Trade name, contract rights and organizational costs, net of
     accumulated amortization                                                         125,931       125,608
   Goodwill and merger costs                                                          574,283       643,098
   Casino and truck stop under construction                                               -0-     1,604,923
   Assets of business transferred under contractual agreement                         579,848       675,488
                                                                                  -----------   -----------
                                                                                    1,824,303     3,618,186
                                                                                  -----------   -----------
               TOTAL ASSETS                                                       $ 5,423,524   $ 5,355,012
                                                                                  ===========   ===========

LIABILITY AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                       $ 1,078,493   $ 1,114,966
   Notes payable - current                                                          2,443,491     2,357,498
   Preferred stock dividends payable                                                  780,000       780,000
                                                                                  -----------   -----------
               TOTAL CURRENT LIABILITIES                                            4,301,984     4,252,464

   Liabilities of business transferred under contractual agreement                    774,639       770,215

NOTES PAYABLE-LONG-TERM                                                             1,430,849     1,446,749
                                                                                  -----------   -----------

               TOTAL LIABILITIES                                                  $ 6,507,472   $ 6,469,428

STOCKHOLDERS' DEFICIT:
  Class A preferred stock,$3.00 par value, 10% annual cumulative dividend                   -             -
     1,600,000 shares authorized, no shares issued and outstanding
  Preferred stock, $.01 par value, 10,000,000 shares authorized
       8,000,000 shares designated series "B" no shares issued and outstanding              -             -
  Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
     shares issued and outstanding                                                    417,886       417,886
  Additional paid-in-capital                                                          466,959       466,959
  Retained earnings (deficit)                                                      (1,968,793)   (1,999,261)
                                                                                  -----------   -----------
               TOTAL STOCKHOLDERS' DEFICIT                                        $(1,083,948)  $(1,114,416)
                                                                                  -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                         $ 5,423,524   $ 5,355,012
                                                                                  ===========   ===========


    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 FOR THE QUARTERS ENDED March 31, 1999 and 1998



                                                     QUARTER ENDED
                                                  31-Mar-99     31-Mar-98
                                                 -----------   -----------
REVENUE:
  Video Poker                                    $ 4,128,171   $ 3,979,045
  Truck Stop and Convenience Store                 1,905,959     1,942,586
  Cruise                                             225,912       228,559
                                                 -----------   -----------
                                                   6,260,042     6,150,190
COST AND EXPENSES:
  Video poker:
  Cost of revenue                                  2,330,479     2,259,948
  Depreciation and Amortization                       45,899        55,075
                                                 -----------   -----------
                                                   2,376,378     2,315,023
TRUCK STOP AND CONVENIENCE STORE
Cost of Revenue                                    1,552,580     1,579,163
Depreciation and amortization                         14,798        14,292
                                                 -----------   -----------
                                                   1,567,378     1,593,455

CRUISE:
Cost of Revenue                                      115,458        66,210
Depreciation and amortization                         83,307        82,847
                                                 -----------   -----------
                                                     198,765       149,057

General and administrative                        1 ,781,572     1,756,735
Depreciation and amortization                          2,880         2,880
                                                 -----------   -----------

OPERATING INCOME                                     333,069       333,040

INTEREST EXPENSE                                     (97,709)      (75,628)
OTHER INCOME (EXPENSE)                              (186,627)      (95,788)
                                                 -----------   -----------

INCOME BEFORE PROV. FOR INCOME TAXES                  48,733       161,624

PROVISION FOR INCOME TAXES                           (18,265)      (12,500)
                                                 -----------   -----------

NET INCOME                                       $    30,468   $   149,124
                                                 ===========   ===========

BASIC INCOME PER SHARE                                *              *

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         41,788,552    20,095,698
                                                 ===========   ===========

DILUTED INCOME PER SHARE                              *              *
                                                     **

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       41,788,552    41,788,552
                                                 ===========   ===========

*    Less than $.01 per share
**   All potential common stock anti-diluted




    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                                       31-MAR-99   31-MAR-98
                                                                       ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                             $  30,468   $ 149,124

Adjustments to reconcile net income to net cash:
Depreciation and amortization                                            146,884     155,094
Deferred tax expense                                                      18,000           -
Loss on disposal of assets                                                44,090           -

Changes in operating assets and liabilities:
(Increase) decrease in:
     Accounts receivable                                                (355,245)    135,128
     Inventories                                                          19,803      10,364
     Prepaid insurance/expenses                                           (3,265)    (27,834)
     Notes receivable-current                                             23,516           -
     Deposits                                                                537    (138,851)

Increase (decrease) in:
     Accounts payable and accrued liabilities                            (36,473)    173,766
     Income taxes payable                                                      -      12,500
Net change in assets/liabilities trans. under contractual agreement      100,064           -
                                                                       ---------   ---------

Net cash provided (used) by operating activities                         (11,621)    469,291
                                                                       ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                         (132,436)    (43,363)
     Proceeds from Kings sale of fixed assets                            288,604           -
     Repayment by borrowers                                                    -       5,246
     Purchase of intangibles                                             (11,320)          -
                                                                       ---------   ---------
Net cash provided (used) by investing activities                         144,848     (38,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                         125,887           -
     Payments on borrowings                                              (55,793)   (146,015)
                                                                       ---------   ---------

Net cash provided (used) by financing activities                          70,094    (146,015)
                                                                       ---------   ---------

NET INCREASE (DECREASE) IN CASH                                          203,321     285,159

CASH - beginning of period                                               281,109     615,712
                                                                       ---------   ---------

CASH - ending of period                                                $ 484,430   $ 900,871
                                                                       =========   =========


    The accompanying notes are an integral part of the financial statements

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 For the period ended March 31, 1999, the Company classified the following assets and liabilities as transferred under contractual agreement (see Note 2):

     Cash                                                           $195,738
     Restricted cash                                                 106,059
     Accounts receivable                                              39,135
     Inventories                                                      10,562
     Prepaid expenses                                                 10,503
     Property and equipment, net                                     114,182
     Revenue interest rights                                          87,308
     Deposits                                                         16,361
                                                                    --------

Assets of business transferred under contractual agreement          $579,848
                                                                    ========

     Accounts payable and accrued liabilities                       $455,531
     Notes payable                                                   319,108
                                                                    --------

Liabilities of business transferred under contractual agreement     $774,639
                                                                    ========





                    THIS SPACE WAS INTENTIONALLY LEFT BLANK

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
     --------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                            MARCH 31, 1999 AND 1998
                            -----------------------


Note 1. OPINION OF MANAGEMENT
-----------------------------

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


Note 2. RESTRUCTURE OF OM OPERATING, L.L.C. AND RELATED MATTERS
---------------------------------------------------------------

     Effective April 15, 1998, the Company and Donald I. Williams entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of OM Operating, L.L.C. ("Operator") to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of Amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company has entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and has agreed to transfer 50% of its remaining Louisiana gaming interests (including 50% of its interest in Operator, River Port Truck Stop, LLC and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believes the further restructuring of Operator effectively addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator for their review in connection with Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

     As part of the further restructure of Operator, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of midnight March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5,614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,960 in original principal amount of subordinated debentures, and were owed accrued dividends of $255,072 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (I) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group;
(ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder; (iii) return to the Company for cancellation 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company (a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to one or more members of the North Louisiana Group a 24.5% interest in Operator and a 25% interest in River Port Truck Stop LLC ("River Port LLC"); and agreed to assign to one or more members of the North Louisiana Group 50% of the Company's ownership of the Gold Rush Truck Stop.

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

     The Company and Williams entered into a Second Amendment (the "Second Amendment") to Operator's Operating Agreement, effective midnight March 31, 1999. The Second Amendment amends the Operating Agreement, as amended by the Amendment, to delete all references to the Note and to the contribution of the 20% special gross income allocation so that neither provision shall ever have been deemed to have existed and neither provision shall have ever been of any force or effect. As a result, the Note is deemed to never have existed and the 20% special gross income allocation was not deemed to have been contributed by the Company for additional ownership interests in Operator. Under the Second Amendment, the Operating Agreement was amended to terminate, and to delete all references to, the 20% gross income allocation after March 31, 1999 and no further allocation or distributions will be made to the Company pursuant to such 20% special gross income allocation. Thereafter, distributions will be made in accordance with capital accounts and the Sharing Ratios of the Members, which will be 51% to Williams, 24.5% to the Company and 24.5% to one or more members of the North Louisiana Group; provided, however, Williams is entitled under the Second Amendment to distribution of the initial $4,166 to be distributed per month up to a maximum of $50,000 per year, which distributions are to be credited against any other distributions to Williams during such year. Pursuant to the Second Amendment, Operator will no longer be managed by a manager and, instead, will be managed by the members, who shall take actions by the vote of members owning at least 65% of the Sharing Ratios, except for certain enumerated major decisions which require unanimous vote. Related agreements were also entered into effective as of midnight March 31, 1999 canceling the Note and the Company's security interest in the ownership interests of Williams securing the Note.

     The Company and Operator also entered into a Termination of Consulting and Administrative Agreement (the "Termination") effective midnight March 31, 1999. The Termination has the effect of terminating the Consulting and Administrative Agreement entered into between the Company and Operator on April 15, 1998 (the "Consulting Agreement") pursuant to which the Company agreed to provide consulting and administrative services relating to the daily management of each of Operator's video poker casinos, and pursuant to which the Company received a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino Operator loses the right to operate, and increased by $50,000 for each new video poker casino operated by Operator during the term of the Consulting Agreement.

     Williams and Operator also entered into a Second Amendment to Employment Agreement (the "Employment Amendment") effective midnight March 31, 1999 which amends the Employment Agreement dated April 15, 1998 pursuant to which Williams received an annual salary of $250,000, was eligible to participate in any employee benefit plans of Operator, was furnished the use of a company automobile and was reimbursed for expenses incurred on behalf of Operator during the course of his employment. Under the Employment Amendment, Williams will receive an annual salary of $100,000 and will continue to be eligible to participate in any employee benefit plans of Operator, but will no longer be furnished the use of a company automobile or be reimbursed for expenses. Under the Employment Agreement, as amended by the Employment Amendment, the Employment Agreement terminates on March 31, 2004.

     As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by the Company to Operator. The Company and Operator have entered into a Lease Agreement (the "Lease") effective midnight March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of December 31, 1998, the outstanding principal balance of such indebtedness was approximately $613,000.

     Pursuant to the Second Amendment, the parties agreed to delete the requirement that all video poker gaming opportunities within Louisiana that either party desires to pursue must first be presented to Operator for its review and determination whether it desires to pursue such opportunity. Effective midnight March 31, 1999, all parties will be free to pursue any video poker gaming opportunities they may desire without first offering the opportunity to Operator or any other member. Likewise, Williams is no longer entitled to receive a finder's fee of $50,000 for each opportunity brought by him to Operator which is consummated by Operator.

     As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interests that are part of King's Lucky Lady (See Note 5), Pelican Palace, Lucky Longhorn, The Diamond Jubilee or the Video Poker Tavern Route are held or operated in the name of the Company, effective midnight March 31, 1999 they shall be deemed to be in the name of and operated by Operator, unless prohibited by applicable laws or regulations.

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

Note 3. NEW CASINO OPERATIONS
-----------------------------

     Construction of the River Port Truck Stop convenience store was completed in January 1999. The video poker casino is in the final design and permitting phase and construction is expected to commence during the second quarter of 1999, with completion targeted for the end of the third quarter of 1999. Effective July 17, 1998, River Port LLC borrowed $1,750,030 from Cottonport Bank ("Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by River Port LLC. This note bears interest at an annual rate of 10.25% until December 10, 1999, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal to 2% above the prime rate of Chase. The full amount of the loan is guaranteed by the Company and Operator; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty will be secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino is being constructed has been pledged as collateral for the loan, and the improvements being constructed thereon have been also pledged as collateral for the loan.

Note 4. PRESENT CASH SHORTFALL
------------------------------

     As of March 31, 1999, the Company was twenty six principal payments in arrears (for a total of $1,062,746 of principal and $56,600 in interest payable; interest has not been paid since July 31, 1998). The note was issued to International by the Company as partial consideration for a acquisition in 1996. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at March 31, 1999, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On March 22, 1999, International agreed to allow the $1,119,346 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $92,376 at March 31, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,860 and $68,810 of accrued interest as part of the Settlement Agreement See Note 2), and required aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of March 31, 1999, 23 monthly payments, for a total of $700,729 (after the redemption of debentures in accordance with the Settlement Agreement See Note 2), have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

Note 5. LEASE TERMINATION
-------------------------

        As of April 1, 1999, the Company and Operator will no longer operate King's Lucky Lady Truck Stop and the video poker casino as a result of settlement of litigation involving this truck stop. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator was required to escrow 100% of the operating profit. As of March 1, 1999, Operator had placed in escrow $775,595 for the period from May 1997 through February 1999. Operator and the Company also petitioned the court to grant a management fee for services from April 30, 1997 through the date the appeal was concluded and also asserted a claim for damages for unjust enrichment against Guillory. On March 31, 1999, the parties agreed to a full settlement regarding the remaining outstanding issues including the ownership of the escrowed funds. As a result of the settlement, the Company and Operator agreed to vacate the property effective 12:01 a.m., April 1, 1999. Under the terms of the settlement, the Company and Operator received $325,000 as proceeds for the sale of all video poker related equipment and inventory of the escrow fund and will be entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999. All remaining claims were dismissed.

Note 6. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------

        The unaudited pro forma condensed consolidated statements of income of North American Gaming and Entertainment Corporation and Subsidiaries have been derived from the historical consolidated statements of income for the three month ended March 31, 1999 and 1998, adjusted to reflect the transfer of the Company's gaming and truck stop operations. The unaudited pro forma condensed consolidated statements of income have been prepared on the assumption that the transfer took place January 1, 1999 for the March 31, 1999 statement and January 1, 1998, for the March 31, 1998 statement.

        The unaudited pro forma condensed consolidated statements of income should be read in conjunction with the Consolidated Financial Statements. The unaudited pro forma condensed consolidated statements of income are not necessarily indicative of the results of operations of the Company that would actually have resulted had the transaction occurred on January 1, 1999 or 1998, respectively.


                                        Three Months Ended March 31, 1999
                                      As Reported  Adjustments   Pro-Forma
                                      -----------  ------------  ----------
Revenues                               $6,260,042  $(5,111,424)  $1,148,618

Net Income                                 30,468       82,540      113,008

Basic Net Income Per Share                     *                         *

Diluted Net Income Per share                   **                        **

                                       Three Months Ended March 31, 1998
                                      As Reported  Adjustments   Pro-Forma
                                      -----------  -----------   ----------
Revenues                               $6,150,190  $(4,905,028)  $1,245,162

Net Income                                149,124       16,449      165,573

Basic Net Income Per Share                     *                        .01

Diluted Net Income Per share                   *                         *


*       Less than .01 per share
**      All potential common stock anti-diluted



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources

     Present Cash Shortfall. As of March 31, 1999, the Company was twenty six months in arrears (a total of $1,062,746 of principal and $56,600 in interest payable) in payments to International on the promissory note issued to International by the Company as partial consideration for a 1996 acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $1,062,746 at March 31, 1999, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

     The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International has agreed to allow the $1,119,346 accrued and owed at March 22, 1999 it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, has granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $92,376 at March 31, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,860, and $68,810 of accrued interest as part of the Settlement Agreement; See Note 2), and required aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of March 31, 1999, 23 monthly payments, for a total of $700,729 (after the redemption of debentures in accordance with the Settlement Agreement See Note 2), have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

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

     General Condition. The Company ended the first quarter of 1999 with $484,430 in cash and other current assets amounting to $825,781, including accounts receivable of $625,770, inventories and prepaid expenses of $154,361 and other of $375,075. The Company also reflected an asset of $579,848, representing the contractually transferred 51% interest of Williams in Operator as of March 31, 1999. The Company's total liabilities were $6,507,472 at March 31, 1999 including accounts payable and accrued liabilities of $1,078,493, current notes payable of $2,443,491, long-term notes payable of $1,430,849 and preferred stock dividends payable of $780,000. The Company also reflected a liability of $774,639 representing the contractually transferred 51% interest of Williams in Operator as of March 31, 1999. The Company's liabilities increased $38,044 from $6,469,428 at December 31, 1998 to $6,507,472 at March 31, 1999.
This variance was primarily due to a decrease in current liabilities of $36,473, payments on long and short-term debt to banks totaling $55,793, and an increase in notes payable due to the construction of River Port Truck Stop amounting to $125,887.

     Accounts payable and accrued liabilities of $1,078,493 included $574,025 in trade payables, state franchise taxes of $112,626, casino distributions of $140,333, payroll and payroll taxes of $82,547, income tax payable of ($100,313) and accrued interest of $269,275.

     The current portion of other notes payable totaling $2,443,491 includes debt with contractual maturities of less than one year and the current portion of long term debt. See discussion of Present Cash Shortfall above.

     At March 31, 1999, property and equipment (net) at truck stops, video poker facilities, cruise marketing and corporate offices totaled $2,289,010, (excluding $114,182, representing the contractually transferred 51% interest of Williams in Operator as of March 31, 1999.

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

     Despite intense competition for the business of gaming patrons in Louisiana and Mississippi, the Company recorded gains in the gross margins for casino and truck stop operations. The Company believes it will be able to maintain a competitive position by carefully managing expenses and cash flow, but there can be no assurances.

Results of Operations and Comparison of First Quarter ended March 31, 1999 to March 31, 1998.

     Company operations resulted in net income before income taxes of $48,733 for the three months ended March 31, 1999, a decrease of $112,891, or 70%, from 1998's $161,624. The Company's operating profit before depreciation, amortization and interest expense amounted to $293,326 through March 31, 1999, down 25% from 1998's $392,346.

Revenues totaled $6,260,042 through March 31, 1999 compared to $6,150,190 for 1998, up 2%.

     Video Poker Revenues totaled $4,128,171 through March 31, 1999, up $149,126, or 4% from 1998's $3,979,045. Gains were achieved at the Pelican Palace - $140,546; the Lucky Longhorn $59,208; the Gold Rush - $16,027 A reduction in revenues was experienced in Route Operations - $7,337; the Diamond Jubilee - $47,122; and Kings Casino - $12,196 from 1998 to 1999. Video poker revenue production by location for 1998 and 1999 was as follows:

     Pelican Palace, Toomey, LA - $1,024,464, 1999 and $883,918 in 1998, up 16%;
resulting in average daily revenue per device (50 devices) of $228 through March 31, 1998 compared to 1998's $196.

     Lucky Longhorn, Vinton, LA - $991,920 in 1999 and $932,712 in 1998, up 6%;
resulting in average daily revenue per device (50 devices) of $220 through March 31, 1999 compared to 1998's $207.

     Gold Rush, Opelousas, LA - $810,404 in 1999 and $794,377 in 1998, up 2%;
resulting in average daily revenue per device (50 devices) of $180 through March 31, 1999 compared to $177 for 1998.

     Route Operations - South LA - $42,178 in 1999 and $49,515 in 1998, down 15%; resulting in average daily revenue per device (9 devices) of $52 through March 31, 1999 compared to average daily revenue per device (13 devices) of $42 in 1998.

     King's Lucky Lady, Port Barre, LA - $669,268 in 1999 and $681,464 in 1998, down 2%; resulting in average daily revenue per device (50 devices) of $149 through March 31, 1999 compared to 1998's $151 (See Note 5).

     Diamond Jubilee, New Orleans, LA - $589,937 in 1999 and $637,059 in 1998, down 7%; resulting in average daily revenue per device (35 devices) of $187 through March 31, 1999 compared to $177 for 1998(40 devices).

     Retail Revenues from fuel and convenience store, food and beverage operations amounted to $1,905,959 for the first quarter of 1999 compared to 1998's $1,942,587, a decrease of 2%.

     Combined fuel and convenience store sales for the first quarter of 1999 totaled $1,370,038 compared to $1,507,408 in 1998, a decrease of 9%. Fuel sales for 1999 amounted to $1,146,978 making up 60% of the Company's retail sales, compared to 1998's fuel sales of $1,240,445, contributing 64% to the Company's
retail sales.   River Port LLC operated the fuel facility and convenient store until December 24, 1998. On January 10, 1999, River Port LLC entered into a sublease with RVC Operations, LLC, who will operate the fuel facility and convenient store in exchange for rent and override payments. Business commenced in late February 1999. The fuel facility and convenient store contributed $222,137 in fuel and convenient store sales for the first quarter of 1998.

     First quarter 1999 food and beverage sales increased $100,742, or 23%, to $535,921, compared to $435,179 in 1998 primarily due to the addition of restaurant sales now being recorded for the Diamond Jubilee (Stan's Restaurant).

     Cruise Revenues accrued for I.T. Cruise and GalaxSea totaled $225,912 for the first quarter of 1999 compared to 1998's $228,559. I.T. Cruise revenue resulting from its contracts with International Tours, Inc. amounted to accrued overrides and commissions of $42,000 for 1999 compared to 1998's $60,000. The accrual of GalaxSea's franchise system revenues was comprised of overrides and commissions of $28,000 in 1999 versus $45,000 in 1998; monthly license fees of $49,359 in 1999 compared to $53,218 in 1998;

no franchise fees were recorded in the first quarter of 1999 compared to $1,250 in 1998; marketing fees totaling $103,931 in 1999 compared to 1998's $62,448 and no convention and training fees were recorded in the first quarter of 1999 compared to $6,643 in 1998. Profits from the Group Cruise Department totaled $2,622 for the first quarter in 1999.

Expenses totaled $6,211,309 through March 31, 1999 compared to $5,988,567 for 1998, up 4%.

     Video Poker operations recorded a direct cost of revenue amounting to $2,330,479 in 1999 and $2,259,948 in 1998, an increase of 5%. This includes fees paid to the State of Louisiana of $1,399,255 (34% of video poker revenue) in 1999 and $1,349,550 (34% of video poker revenue) in 1998, and profit sharing payments as defined in operating and management contracts of $931,224 in 1999 and $910,399 (23% of video poker revenue) in 1998.

     Retail operations (fuel, convenience store, food and beverage) recorded cost of revenue of $1,552,580 for the three month ended March 1, 1999 vs. $1,579,163 for 1998, a decrease of $26,583 or 2%. Fuel costs of $1,146,978 comprise 74% of the total cost of sales as compared to 1998's $1,208,324 (77%).

     In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first quarter of 1999, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

     Convenience store retail cost of goods sold totaling $234,240 was up 3% for 1999 versus 1998's $226,483.

     Food and beverage cost of goods sold totaled $251,687, up 27% in 1999, with a margin on sales of 47% compared to 1998's $197,791, with a margin on sales of 46%. The need to remain competitive at all locations requires the setting of lower price points, which in turn results in a significant number of sales at a low dollar value. The State regulations governing truck stops require operation of 50 seat (minimum) restaurants on a 24-hour basis in order to operate 19 or more video poker machines. The Company presently operates four low volume restaurants.

     Cruise operations recorded a direct cost of revenue amounting to $115,458 for the first quarter of 1999 compared to 1998's $66,210, an increase of 74%. This was increase was attributed to the implementation of a more aggressive marketing and training program.

     Combined cruise operations recorded a gross profit totaling $109,418, while 1998's gross profit was of $$143,878, a decrease of $34,460 or 24%. The loss in margin was for the most part due to a restructuring of contracts by certain cruise lines. Marketing fees accrued are the result of a broad based program coordinated by GalaxSea to produce cruise industry publications and promotions subscribed to by the cruise lines. The GalaxSea franchise system included 70 franchisees at March 31, 1999 compared to 72 at the end of the first quarter of 1998.

     General operating and administrative expenses of $1,781,572 in 1999 and $1,767,161 in 1998 represented 28% and 29% of total revenue for 1999 and 1998, respectively. The increase amounted to $14,411 or 1%. Major contributing factors include an increase in casino marketing programs, in particular complimentary food and drinks, to $285,301 in 1999 from $248,407 during 1998, an increase of $36,894 or 15%, contract and professional services decreased 12% to $248,447 in 1999 from $281,186 in 1998. Payroll related expenses decreased $20,919 or 3% to $793,214 in 1999 from $814,131 in 1998.

     Depreciation and amortization amounted to $146,884 for the first quarter of 1999 and $155,094 in 1998. Interest expense was $97,709 in 1999 and $75,628 in
1998. Net other revenue/(expense) was ($186,627) in 1999, compared to ($95,788) in 1998.

     Casino and Truck Stop Operations recorded gross profits of $2,151,071 for first quarter of 1999, a increase of $68,551, or 3%, from 1998's $2,082,520.

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

Computer terminals in use at Louisiana truck stop locations are not currently in full compliance with the year 2000 roll-over requirements. Older personal computers will not support an automatic roll-over to January 1,2000. It is planned that a BIOS upgrade will be scheduled for all older personal computers to ensure that the units will comply. The estimated cost of BIOS upgrades will not exceed $300 per personal computer, a total of $3,600. The company has identified 12 units which will require a BIOS upgrade. In addition, custom application programs, written internally, will also require an upgrade at an
estimated cost of $10,000.   It is also anticipated that to complete the
conversion and upgrade, certain hardware purchases might be necessary if old equipment fails to meet the new standards. The Company estimates that this could cost up to $20,000.

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

                          PART II. OTHER INFORMATION


Items 1, 2, 4 and 5 are omitted from this report as inapplicable.

Item 3.
     See, the discussion of the Company's default under certain debt instruments described in Item 2 - "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources - Present Cash Shortfall."

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit
Number  Description of Exhibits
------  -----------------------


(a)     The following exhibits are filed as part of this Form 10QSB pursuant to
        Item 601 of Regulation S-B:

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

3.1.6 Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares filed as Exhibit 2.1.6 to the company's Quarterly Report on Form 10-QSB for the second quarter of 1998, and incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the third quarter of 1998, and incorporated herein by reference.

*27.1   Financial data schedule required by Item 601 of Regulation S-B.

______________________

* Filed herewith.

(b)     Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K dated February 1, 1999, and Amendment No. One to such Form 8-K, reporting information under the following items:

        Item 2.   Acquisition or Disposition of Assets

        Item 4.   Changes in Registrant's Certifying Accountant

        Item 5.   Other Events

        Item 6.   Financial Statements and Exhibits

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


                                    NORTH AMERICAN GAMING AND
                                    -------------------------
                                    ENTERTAINMENT CORPORATION
                                    -------------------------
                                    (Registrant)


                                    By:  /s/ E.H. Hawes II
                                         -------------------------
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: May 14, 1999