Form 10QSB
period 1999-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1999-08-16
CIK 29952

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------


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

                                              Yes xx No __
                                                  --


Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 1999:33,620,920

Transitional Small Business Disclosure Format (Check One):     Yes __No xx
                                                                        --

                         PART 1. FINANCIAL INFORMATION
                         Item 1. Financial Statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 AND DECEMBER 31, 1998

                                                                       30-Jun-99     31-Dec-98
                                                                      ------------  ------------
ASSETS                                                                 UNAUDITED
------

CURRENT ASSETS:
   Cash                                                               $   201,148   $   183,205
   Restricted cash                                                           -           97,904
   Accounts receivable (net)                                              152,283       270,525
   Inventories, at cost                                                      -          123,090
   Prepaid Expenses                                                        20,296        47,809
   Notes receivable - current                                              22,650        39,166
   Current deferred tax asset                                              30,000        30,000
                                                                      -----------   -----------
               TOTAL CURRENT ASSETS                                       426,377       791,699
                                                                      -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                    50,294       945,127
                                                                      -----------   -----------

OTHER ASSETS:
   Deposits                                                                31,638       100,893
   Long-term deferred tax asset                                           266,500       378,000
   Revenue interest rights                                                   -           90,176
   Trade name, contract rights and organizational costs, net of
     accumulated amortization                                             113,687       125,608
   Goodwill and merger costs                                              506,714       643,098
   Casino and truck stop under construction                                  -        1,604,923
   Assets of business transferred under contractual agreement                -          675,488
   Investments                                                            306,451          -
                                                                      -----------   -----------
                                                                        1,224,990     3,618,186
                                                                      -----------   -----------
             TOTAL ASSETS                                             $ 1,701,661   $ 5,355,012
                                                                      ===========   ===========

LIABILITY AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                           $   372,036   $ 1,114,966
   Notes payable - current                                                477,462     2,357,498
   Preferred stock dividends payable                                      447,018       780,000
                                                                      -----------   -----------
               TOTAL CURRENT LIABILITIES                                1,296,516     4,252,464

   Liabilities of business transferred under contractual agreement           -          770,215

NOTES PAYABLE-LONG-TERM                                                 1,051,128     1,446,749
                                                                      -----------   -----------

             TOTAL LIABILITIES                                          2,347,644     6,469,428

STOCKHOLDERS' DEFICIT:
  Class A preferred stock, $3.00 par value, 10% annual cumulative
     Dividend 1,600,000 shares authorized, no shares issued and
     Outstanding                                                             -             -
 Preferred stock, $.01 par value, 10,000,000 shares authorized
     8,000,000 shares designated series "B" no shares issued and
     authorized                                                              -             -
  Common stock, $.01 par value, 100,000,000 shares authorized,
      33,620,920 and 41,788,552 shares issued and outstanding
      at  June 30, 1999 and  December 31, 1998                            336,210       417,886
  Additional paid-in-capital                                              466,959       466,959
  Retained earnings (deficit)                                          (1,449,152)   (1,999,261)
                                                                      -----------   -----------
             TOTAL STOCKHOLDERS' DEFICIT                                 (670,983)   (1,114,416)
                                                                      -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $ 1,701,661   $ 5,355,012
                                                                      ===========   ===========



    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         FOR THE QUARTERS AND SIX MONTHS ENDED June 30, 1999 and 1998


                                                  QUARTER ENDED                 SIX MONTHS ENDED
                                           30-Jun-99         30-Jun-98       30-Jun-99     30-Jun-98
                                         --------------  -----------------  ------------  ------------

REVENUE:
  Video Poker Revenue                    $         -          $ 3,956,806   $ 4,128,171   $ 7,935,851
  Truck Stop and Convenience Store                 -            2,102,850     1,905,959     4,045,437
  Cruise Revenue                               278,478            280,592       504,390       509,151
                                           -----------        -----------   -----------   -----------
                                               278,478          6,340,248     6,538,520    12,490,439
COST AND EXPENSES:
  Cost of revenue                              129,847          4,080,650     4,128,364     7,975,546
  General and administrative expenses          244,162          1,849,364     2,025,734     3,616,525
  Depreciation and Amortization                 86,188            155,259       233,072       310,353
                                           -----------        -----------   -----------   -----------
                                               460,197          6,085,273     6,387,170    11,902,424

OPERATING INCOME (LOSS)                       (181,719)           254,975       151,350       588,015
                                           -----------        -----------   -----------   -----------

OTHER REVENUE (EXPENSE)
Other revenue (expense)                        137,308            (91,042)       (6,319)     (186,830)
Interest expense                               (36,098)           (62,051)     (133.807)     (137,679)
Income from equity investments                  70,085                -          70,085           -
Gain on sale of investments                    705,065                -         662,065           -
                                           -----------        -----------   -----------   -----------

INCOME BEFORE PROV. FOR INCOME TAXES           669,641            101,882       718,374       263,506

PROVISION FOR INCOME TAXES                    (175,000)           (17,100)     (193,265)      (29,600)
                                           -----------         -----------   -----------   -----------

NET INCOME                                 $   519,641        $    84,782   $   550,109   $   233,906
                                           ===========        ===========   ===========   ===========




BASIC INCOME PER SHARE                     $       .02        $         *   $       .01    $      .01
                                           ===========        ===========   ===========    ===========

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING                         33,620,920         24,149,733    37,724,736    22,111,639
                                           ===========        ===========   ===========   ===========

DILUTED INCOME PER SHARE                   $      . 02        $         *   $       .01   $         *
                                           ===========        ===========   ===========   ===========


DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                         33,620,920         41,788,552    37,724,736    41,788,552
                                           ===========        ===========   ===========   ===========

*Less than $.01 per share



    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED June 30, 1999 AND 1998


                                                    30-JUN-99   30-JUN-98
                                                    ----------  ----------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                          $ 550,109   $ 233,906

Adjustments to reconcile net income to net cash:
Depreciation and amortization                         233,072     310,353
Deferred tax expense                                  111,500           -
Gain on disposal of assets                           (662,065)          -
Income from equity investments                        (70,085)          -

Changes in operating assets and liabilities:
(Increase) decrease in:
     Accounts receivable                              (68,465)     81,395
     Inventories                                      (12,177)     22,434
     Prepaid insurance/expenses                        16,544     (17,860)
     Deposits                                          13,559    (262,422)

Increase (decrease) in:
     Accounts payable and accrued liabilities         (14,799)    183,864
                                                    ---------   ---------

Net cash provided (used) by operating activities       97,193     551,670
                                                    ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment      (353,021)    (70,929)
     Proceeds from Kings sale of fixed assets         325,000           -
     Proceeds to borrowers                                  -       7,746
     Repayment by borrowers                            25,016      (7,500)
     Purchase of intangibles                          (11,320)          -
                                                    ---------   ---------
Net cash provided (used) by investing activities      (14,325)    (70,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                      125,887
     Payments on borrowings                          (288,716)   (319,460)
                                                    ---------   ---------

Net cash provided (used) by financing activities     (162,829)   (319,460)
                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH                       (79,961)    161,527

CASH - beginning of period                            281,109     615,712
                                                    ---------   ---------

CASH - ending of period                             $ 201,148   $ 777,239
                                                    =========   =========




    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            June 30, 1999 AND 1998


Note 1. OPINION OF MANAGEMENT

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


Note 2. RESTRUCTURE OF OM OPERATING, L.L.C. AND RELATED MATTERS

     Effective April 15, 1998, the Company and Donald I. Williams entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of OM Operating, L.L.C. ("OM") to effect a restructuring of OM which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of OM's application for renewal of its license to operate video poker casinos. The Company elected to voluntarily effect the restructure of OM even though the Gaming Control Board had not made a final determination whether OM's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that OM's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to OM for additional interests in OM which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of Amendment No. One and the related documents. Rather than risk loss of OM's license, the Company entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and agreed to transfer 50% of its remaining Louisiana gaming interests (including 50% of its interest in OM, River Port Truck Stop, LLC ("RPLLC") and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believes the further restructuring of OM effectively addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of OM for their review in connection with OM's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that OM, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

     As part of the further restructure of OM, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of midnight March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5,614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,960 in original principal amount of subordinated debentures, and were owed accrued dividends of $255,072 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (I) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group;
(ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder; (iii) return to the Company for cancellation 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold

Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company (a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to one or more members of the North Louisiana Group a 24.5% interest in OM and a 25% interest in RPLLC; and agreed to assign to one or more members of the North Louisiana Group 50% of the Company's ownership of the Gold Rush Truck Stop.

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

     The Company and Williams entered into a Second Amendment (the "Second Amendment") to the Operating Agreement, effective midnight March 31, 1999. The Second Amendment amends the Operating Agreement, as amended by the Amendment, to delete all references to the Note and to the contribution of the 20% special gross income allocation so that neither provision shall ever have been deemed to have existed and neither provision shall have ever been of any force or effect. As a result, the Note is deemed to never have existed and the 20% special gross income allocation was not deemed to have been contributed by the Company for additional ownership interests in OM. Under the Second Amendment, the Operating Agreement was amended to terminate, and to delete all references to, the 20% gross income allocation after March 31, 1999 and no further allocation or distributions will be made to the Company pursuant to such 20% special gross income allocation. Thereafter, distributions will be made in accordance with capital accounts and the Sharing Ratios of the Members, which will be 51% to Williams, 24.5% to the Company and 24.5% to one or more members of the North Louisiana Group; provided, however, Williams is entitled under the Second Amendment to distribution of the initial $4,166 to be distributed per month up to a maximum of $50,000 per year, which distributions are to be credited against any other distributions to Williams during such year. Pursuant to the Second Amendment, OM will no longer be managed by a manager and, instead, will be managed by the members, who shall take actions by the vote of members owning at least 65% of the Sharing Ratios, except for certain enumerated major decisions which require unanimous vote. Related agreements were also entered into effective as of midnight March 31, 1999 canceling the Note and the Company's security interest in the ownership interests of Williams securing the Note.

     The Company and OM also entered into a Termination of Consulting and Administrative Agreement (the "Termination") effective midnight March 31, 1999. The Termination has the effect of terminating the Consulting and Administrative Agreement entered into between the Company and OM on April 15, 1998 (the "Consulting Agreement") pursuant to which the Company agreed to provide consulting and administrative services relating to the daily management of each of OM's video poker casinos, and pursuant to which the Company received a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino OM loses the right to operate, and increased by $50,000 for each new video poker casino operated by OM during the term of the Consulting Agreement.

     Williams and OM also entered into a Second Amendment to Employment Agreement (the "Employment Amendment") effective midnight March 31, 1999 which amends the Employment Agreement dated April 15, 1998 pursuant to which Williams received an annual salary of $250,000, was eligible to participate in any employee benefit plans of OM, was furnished the use of a company automobile and was reimbursed for expenses incurred on behalf of OM during the course of his employment. Under the Employment Amendment, Williams will receive an annual salary of $100,000 and will continue to be eligible to participate in any employee benefit plans of OM, but will no longer be furnished the use of a company automobile or be reimbursed for expenses. Under the Employment Agreement, as amended by the Employment Amendment, the Employment Agreement terminates on March 31, 2004.

     As part of the Settlement Agreement, the Company and OM have modified the terms of the lease of the Gold Rush Truck Stop by the Company to OM. The Company and OM have entered into a Lease Agreement (the "Lease") effective midnight March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and OM will be responsible for non-major repairs and maintenance, and OM will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of March 31, 1999, the outstanding principal balance of such indebtedness was approximately $499,821.

     Pursuant to the Second Amendment, the parties agreed to delete the requirement that all video poker gaming opportunities within Louisiana that either party desires to pursue must first be presented to OM for its review and determination whether it desires to pursue such opportunity. Effective midnight March 31, 1999, all parties will be free to pursue any video poker gaming opportunities they may desire without first offering the opportunity to OM or any other member. Likewise, Williams is no longer entitled to receive a finder's fee of $50,000 for each opportunity brought by him to OM which is consummated by OM.

     As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interests that are part of King's Lucky Lady (See Note 5), Pelican Palace, Lucky Longhorn, The Diamond Jubilee or the Video Poker Tavern Route are held or operated in the name of the Company, effective midnight March 31, 1999 they shall be deemed to be in the name of and operated by OM, unless prohibited by applicable laws or regulations.

     Pursuant to the Settlement Agreement, the Operating Agreement of RPLLC (the "River Port Operating Agreement") was also amended to provide that it shall be managed by the members in the same manner as described above for OM under its amended Operating Agreement, and to provide that Williams will own 50% of the membership interests and Sharing Ratios, and the Company will own 25% and one or more members of the North Louisiana Group will own the remaining 25%. Other conforming changes were made to make the River Port Operating Agreement consistent with the Operating Agreement of OM, as amended by the Second Amendment. The amendments to the River Port Operating Agreement also became effective March 31, 1999.

The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck stop are as follows:



                                      North Louisiana
                            Company       Group         Williams    Total
                            -------   ---------------   --------   -------
OM                           24.5%        24.5%          51.0%     100.0%
RPLLC                        25.0%        25.0%          50.0%     100.0%
The Gold Rush Truck Stop     50.0%        50.0%             -      100.0%


Therefore, the Company recorded its investment in OM, RPLLC and the Gold Rush Truck Stop under the equity method for the quarter ended June 30, 1999.

Prior to the effective date of the Second Amendment and amendment to the River Port Operating Agreement, the application of the existing agreements resulted in the Company controlling the gaming operations and 100% of the net gaming income being allocated to the Company and 0% to Williams. Therefore, the financial statements of OM, RPLLC and the Gold Rush Truck Stop were consolidated with the Company through March 31, 1999.

The following are condensed unaudited balance sheets for OM, RPLLC and the Gold Rush Truck Stop as of June 30, 1999 and December 31, 1998 and the condensed unaudited statements of income for the three months and six months ended June 30, 1999:


                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                               June 30, 1999
                                                    Gold                 December
Assets                       OM         RPLLC       Rush      Total      31, 1998
                         ----------  ----------   --------  ----------  ----------

Cash                     $  555,000  $    4,000   $102,000  $  661,000  $  398,000
Accounts receivable         182,000       3,000     72,000     257,000     200,000
Restricted cash                   -           -          -           -     200,000
Prepaid expenses             28,000       7,000      8,000      43,000      40,000
Inventories                  36,000           -     77,000     113,000     138,000
Notes receivable                  -           -          -           -      17,000

Property and
  equipment, net            220,000   1,648,000    485,000   2,353,000   1,086,000
Casino and truck
  stop under
  construction                    -           -          -           -   1,605,000
Intangibles and
  other, net                199,000       7,000     28,000     234,000     375,000
                         ----------  ----------   --------  ----------  ----------

 Total Assets            $1,220,000  $1,669,000   $772,000  $3,661,000  $4,059,000
                         ==========  ==========   ========  ==========  ==========

LIABILITIES

Accounts payable
  and accrued
  liabilities            $  713,000  $  192,000   $100,000  $1,005,000  $  932,000
Notes payable                34,000   1,639,000    231,000   1,904,000   2,172,000
                         ----------  ----------   --------  ----------  ----------

Total Liabilities           747,000   1,831,000    331,000   2,909,000   3,104,000
                         ----------  ----------   --------  ----------  ----------

Capital                     473,000    (162,000)   441,000     752,000     955,000
                         ----------  ----------   --------  ----------  ----------

Total Liabilities and
  Capital                $1,220,000  $1,669,000   $772,000  $3,661,000  $4,059,000
                         ==========  ==========   ========  ==========  ==========



                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                              Three Months Ended   Six Months Ended
                                 June 30, 1999       June 30, 1999
                              -------------------  -----------------

Revenues                              $4,702,000        $10,736,000
Costs of revenue                       3,153,000          7,036,000
General and administrative             1,271,000          2,914,000
                                      ----------        -----------

   Operating income                      278,000            786,000

Interest expense, net                    (48,000)          (101,000)
Other income (expense)                   (26,000)          (500,000)
                                      ----------        -----------

   Net income                         $  204,000        $   186,000
                                      ==========        ===========


Note 3. NEW CASINO OPERATIONS

    Construction of the River Port Truck Stop convenience store was completed in January 1999. Final design and permitting were completed during May 1999 and construction commenced in June 1999, with completion targeted for the end of the third quarter of 1999. Effective July 17, 1998, River Port LLC borrowed $1,750,030 from Cottonport Bank ("Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by River Port LLC. This note bears interest at an annual rate of 10.25% until December 10, 1999, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal to 2% above the prime rate of Chase. The full amount of the loan is guaranteed by the Company and OM; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty will be secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino is being constructed has been pledged as collateral for the loan, and the improvements being constructed thereon have been also pledged as collateral for the loan. River Port LLC plans to borrow an additional $250,000 from the Bank during the third quarter of 1999.

Note 4. PRESENT CASH SHORTFALL

    As of June 30, 1999, the Company was twenty four principal payments in arrears (for a total of $997,573 of principal; interest has been paid current through June 30, 1999). The Company made an interest and principal payment in June 1999. The note was issued to International by the Company's partial consideration for a acquisition in 1996. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $997,573 at June 30, 1999, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On March 22, 1999, International agreed to allow the $1,119,346 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled
monthly payments will recommence.   Until such time as the regular scheduled
payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $103,974 at June 30, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,860 and $68,810 of accrued interest as part of the Settlement Agreement; (see Note 2.) and required aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of June 30, 1999, 26 monthly payments, for a total of $270,840 (after the redemption of debentures in accordance with the Settlement Agreement; see Note 2), have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

Note 5. LEASE TERMINATION

    As of April 1, 1999, the Company and OM will no longer operate King's Lucky Lady Truck Stop and the video poker casino as a result of settlement of litigation involving this truck stop. During the course of the litigation, OM was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 OM was required to escrow 100% of the operating profit. As of March 1, 1999, OM had placed in escrow $775,595 for the period from May 1997 through February 1999. OM and the Company also petitioned the court to grant a management fee for services from April 30, 1997 through the date the appeal was concluded and also asserted a claim for damages for unjust enrichment against Guillory. On March 31, 1999, the parties agreed to a full settlement regarding the remaining outstanding issues including the ownership of the escrowed funds. As a result of the settlement, the Company and OM agreed to vacate the property effective 12:01 a.m., April 1, 1999. Under the terms of the settlement, the Company and OM received $325,000 as proceeds for the sale of all video poker related equipment and inventory of the escrow fund and are entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999. All remaining claims were dismissed.

Note 6  GAIN (LOSS) ON SALE OF ASSETS

On March 31, 1999, in connection with the King's Lucky Lady lease termination (Note 5), the Company and OM sold all of their video poker related equipment and inventory for $325,000.

Effective midnight March 31, 1999, the Company sold a portion of its interest in OM, RPLLC and the Gold Rush Truck Stop for the assumption of debt, cancellation of debentures, accrued interest, accrued dividends and the redemption of stock (Note 2).

The following is a summary of the resulting gain (loss) from the above transactions which is included in other income (expense) in the accompanying financial statements:

                                                 OM, RPLLC and
                                                 the Gold Rush     King's
                                                   Truck Stop    Lucky Lady
                                                 --------------  -----------

Proceeds:

 Cash                                               $        -    $ 325,000
 Assumption of debt                                    278,000            -
 Common stock with a fair value of $.01                 82,000            -
 Cancellation of debentures, accrued interest
         and accrued dividends                         784,000            -
                                                    ----------    ---------

                                                     1,144,000      325,000
                                                    ----------    ---------

Cost of Assets Sold                                    339,000      368,000
                                                    ----------    ---------

Gain (Loss) before selling costs                       805,000      (43,000)
Less selling costs                                    (100,000)           -
                                                    ----------    ---------

Gain (Loss) on sale of assets                       $  705,000    $( 43,000)
                                                    ==========    =========









                    THIS SPACE WAS INTENTIONALLY LEFT BLANK

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

    Present Cash Shortfall. As of June 30, 1999, the Company was twenty four months in arrears (a total of $997,573 of principal) in payments to International on the promissory note issued to International by the Company as partial consideration for a 1996 acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $997,573 at June 30, 1999, and is secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company.

    The cash flow currently being generated by the Company is presently not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International agreed to allow the $1,119,346 accrued and owed to it at March 22, 1999 to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. Until such time as the regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $103,974 at June 30, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,860, and $68,810 of accrued interest as part of the Settlement Agreement; see Note 2) and required aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of June 30, 1999, 26 monthly payments, for a total of $270,840 (after the redemption of debentures in accordance with the Settlement Agreement; see Note 2)) have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

    As noted previously, the structure of OM and the various interests (including revenue and profits interests) of the Company in OM are being reviewed by the Louisiana Gaming Control Board. Any adverse ruling by the Louisiana Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in material adverse changes in OM's structure, but it cannot predict the results of the review until the review is completed. Strict enforcement of the Louisiana Act and the perceived anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians may also impact the review of OM and any possible restructuring of OM, or even a possible loss of OM's license to operate the video poker casinos.

    The Company will seek to meet its long-term liquidity needs primarily through cash flow from operations, restructuring its payment obligations on certain debt described above, additional borrowings from the Company's traditional lending sources and possible sales of equity or debt securities or assets. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs if it is able to satisfactorily restructure its payment obligations as described above, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

    General Condition. The Company ended the second quarter of 1999 with $201,148 in cash and other current assets amounting to $225,229, including accounts receivable of $152,283, prepaid expenses of $20,296 and other assets of $52,650. The Company also reflects an asset of $306,451, representing the Company's equity investment in previously wholly-owned subsidiaries (see Note 2.) The Company's total liabilities were $2,347,644 at June 30, 1999 including accounts payable and accrued liabilities of $372,036, current notes payable of $477,462, long-term notes payable of $1,051,128 and preferred stock dividends
payable of $447,018.   The current portion of other notes payable totaling
$477,462 includes debt with contractual maturities of less than one year and the current portion of long term debt. See discussion of Present Cash Shortfall above.

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

Results of Operations

    The Company 's operations resulted in a net income before taxes of $743,374 for the six months ended June 30, 1999, an increase of 182%, from 1998's $263,506. A gain on sale of assets was recorded during the six months ended June 30, 1999 of $662,065; (see Note 6.) in the second quarter of 1999. The Company's operating profit before depreciation, amortization, interest and other revenue/expense amounted to $384,422 through June 30, 1999, down 57% from 1998's $898,368.

    The following comparisons are based on the operational results of the Company and the underlying second quarter operations of the entities in which the Company holds an equity investment. This presentation is to provide comparable video poker and retail operation results for the three months ended June 30, 1999.

    Revenues totaled $11,240,171 through June 30, 1999 compared to $12,490,439 for 1998, down 10% (including approximately $4,702,000 of revenue generated by OM, RPLLC and the Gold Rush Truck Stop during the three months ended June 30, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements). (see the unaudited condensed statements of income in Note 2.)

    Video Poker revenues totaled $7,468,138 through June 30, 1999, down $467,713, or 6% from 1998's $7,935,851. The primary reason for the loss in revenues is due to the discontinuation of operations at King's Lucky Lady in Port Barre, Louisiana resulting in a loss of revenue of approximately $635,000. Gains were achieved at the Pelican Palace of approximately $242,000 and a loss of approximately $74,000 at the remaining casinos.

    Retail revenues from fuel and convenience store, food and beverage operations amounted to $3,268,143 for the six months ended June 30, 1999, compared to 1998's $4,045,437, a decrease of 19%. The loss of the King's Truck Stop and convenience store contributed approximately $620,000 to 1998's revenue accounting for this reduction in revenue.

    Cruise revenues accrued for I.T. Cruise and GalaxSea totaled $504,390 for the six months ended June 30, 1999 compared to 1998's $509,151.

    Cost of revenues totaled $7,280,990 through June 30, 1999 compared to $8,020,177 for 1998, down 9% (including approximately $3,153,000 of costs of revenue generated by OM, RPLLC and the Gold Rush Truck Stop during the three months ended June 30, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements). (see the unaudited condensed statement of income in Note 2.)

    Video poker operations recorded a direct cost of revenue amounting to
$4,363,222 in 1999 and $4,488,749 in 1998, a decrease of 3%.   The primary
reason for the decrease in costs was due to the decline in revenue. As a percentage of revenue, video poker costs increased to 58% from 57% as a result of increased profit share payments for the six months ended June 30, 1999.

    Retail operations (fuel, convenience store, food and beverage) recorded cost of revenue of $2,672,463 for the six months ended June 30, 1999 compared to $3,307,380 for 1998, a decrease of $634,917 or 19%, due to discontinued operations at King's Truck Stop as of March 31, 1999. As a percentage of retail revenues, total cost of revenues remained constant with 1998's percentage of 82%.

     In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first six months of 1999, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

    Cruise operations recorded a direct cost of revenue amounting to $245,305 for the first six months ended June 30, 1999, compared to 1998's $224,048, an increase of 9%. Significant improvement has been demonstrated in the marketing/promotional area. Also, previous third party commission commitments have expired.

    Combined Cruise Operations recorded a gross profit totaling $259,085, while 1998's gross profit was $285,103, a decrease of $26,018, or 9%. The loss in margin was for the most part due to a restructuring of contracts by certain cruise lines. Marketing fees accrued are the result of a broad based program coordinated by GalaxSea to produce cruise industry publications and promotions subscribed to by the cruise lines. The GalaxSea franchise system included 70 franchisees at June 30, 1999 compared to 73 at the end of the second quarter of 1998.

    Other expenses totaled $3,164,852 through June 30, 1999, compared to $4,251,387, down 26% (including approximately $1,345,000 of other expenses generated by OM, RPLLC and the Gold Rush Truck Stop during the three months ended June 30, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements). (see the unaudited condensed statement of income in Note 2.)


    General operating and administrative expenses of $3,305,851 in 1999 and $3,616,525 in 1998 represented 30% and 29% of total revenue for 1999 and 1998,
respectively.  The decrease amounted to $285,674 or 8%.   The decrease is
accountable to the discontinuation of operations at King's Truck Stop as of March 31, 1999.

    Depreciation and amortization amounted to $295,567 six months ended June 30, 1999 and $310,353 in 1998. Interest expense was $181,848 in 1999 and $137,679 in 1998. This 32% increase is due to the accrual of interest on the River Port Truck Stop construction note. Net other revenue/(expense) was ($113,736) in 1999, compared to ($186,830) in 1998. Income from equity investments in the amount of $70,085 was recorded beginning April 1, 1999, representing the Company's share of net income/loss in gaming and truck stop ventures; (see Note 2.) A gain on sale of assets was recorded totaling $662,065; (see Note 6.)

Year 2000 Issues

    The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive. As a result of certain programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have data sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. The Company has implemented a year 2000 program to review the functionality of the Company's information technology and non-information technology systems and applications beyond 1999 as well as year 2000 issues related to the Company's third-party vendors. OM and River Port LLC operate, or will operate, video poker devices under licenses granted by the Louisiana State Police Video Gaming Division. OM currently operates 244 video poker machines which are linked to an on-line tracking and accounting system maintained by the Division's technical department. The Division's technical department is currently in the testing stages for an upgrade to its computer system to satisfy the year 2000 compliance issue. The Division installed its new computer system in March 1999 and will require software upgrades for all video poker "Clerk Validation Terminals". The mandatory chip upgrade was complete during the second quarter of 1999 to coincide with Year 2000 compliance. The chip cost totaled $3,000 and will require OM to spend approximately $18,600 to $24,800 on hardware, and it is anticipated that to complete the conversion OM will also incur an estimated amount of $15,000 for labor and testing. The second major system which controls payrolls is managed by a third party (Automatic Data Processing). The conversion of this system was completed during the third quarter of 1998. Another third party vendor who provides accounting software support (Great Plains Software) has warranted that its software will accurately reflect the change from the year 1999 to the year 2000 and beyond.

The Company integrates all of its execute office systems through a "Novell" Lan software networking environment. The Company has plans to upgrade its current server with software upgrades provided by Novell and intends to upgrade all networked hardware to ensure compatibility and compliance with year 2000 requirements. It is estimated that this conversion will cost approximately $15,000 and is scheduled for completion during the third quarter of 1999.

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

Exhibit
Number  Description of Exhibits
-------------------------------


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

*27.1  Financial data schedule required by Item 601 of Regulation S-B.

______________________

*  Filed herewith.

(b)            Reports on Form 8-KA:

               The Company filed a Current Report on Form 8-K dated February 1, 1999, and Amendment No. One to such Form 8-K, on April 14, 1999 reporting information under the following items:

     Item 2.   Acquisition or Disposition of Assets

     Item 4.   Changes in Registrant's Certifying Accountant

     Item 5.   Other Events

     Item 7. Financial Statements and Exhibits, which included an unaudited pro forma balance sheet as of December 31, 1998 and unaudited pro forma statement of operations for the year ended December 31, 1998 reflecting the pro forma effect on the Company of the Settlement Agreement.

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTH AMERICAN GAMING AND
                                    ENTERTAINMENT CORPORATION
                                    (Registrant)


                                    By:  /s/ E.H. Hawes II
                                         ------------------------------------
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: August 13, 1999