Form 10QSB
period 1999-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 1999-11-15
CIK 29952

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________  to  _______________

Commission file number 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Delaware                                         75 - 2571032
         --------                                        --------------
(State of incorporation or organization)                 (IRS Employer
                                                       Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas                    75240
-----------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code           (972) 671-1133
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

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 1999:33,620,920

Transitional Small Business Disclosure Format (Check One):    Yes    No xx
                                                                  --    --

                         PART 1. FINANCIAL INFORMATION
                         Item 1. Financial Statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1999 AND DECEMBER 31, 1998

                                                                       30-Sept-99    31-Dec-98
                                                                      -----------   -----------
ASSETS                                                                 UNAUDITED
------
CURRENT ASSETS:
   Cash                                                               $   117,415   $   183,205
   Restricted cash                                                              -        97,904
   Accounts receivable (net)                                              118,343       270,525
   Inventories, at cost                                                         -       123,090
   Prepaid Expenses                                                        11,296        47,809
   Notes receivable - current                                              15,650        39,166
   Current deferred tax asset                                              30,000        30,000
                                                                      -----------   -----------
               TOTAL CURRENT ASSETS                                       292,704       791,699
                                                                      -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                    43,919       945,127
                                                                      -----------   -----------

OTHER ASSETS:
   Deposits                                                                43,877       100,893
   Long-term deferred tax asset                                           266,500       378,000
   Revenue interest rights                                                      -        90,176
   Trade name, contract rights and organizational costs, net of
     accumulated amortization                                              82,714       125,608
   Goodwill and merger costs                                              439,145       643,098
   Casino and truck stop under construction                                     -     1,604,923
   Assets of business transferred under contractual agreement                   -       675,488
   Investments                                                            204,522             -
                                                                      -----------   -----------
                                                                        1,036,758     3,618,186
                                                                      -----------   -----------
             TOTAL ASSETS                                             $ 1,373,381   $ 5,355,012
                                                                      ===========   ===========

LIABILITY AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                           $   274,626   $ 1,114,966
   Notes payable - current                                              1,212,432     2,357,498
   Preferred stock dividends payable                                      447,018       780,000
                                                                      -----------   -----------
               TOTAL CURRENT LIABILITIES                                1,934,076     4,252,464

   Liabilities of business transferred under contractual agreement              -       770,215

NOTES PAYABLE-LONG-TERM                                                   310,510     1,446,749
                                                                      -----------   -----------

             TOTAL LIABILITIES                                          2,244,381     6,469,428

STOCKHOLDERS' DEFICIT:
  Class A preferred stock, $3.00 par value, 10% annual cumulative
     Dividend 1,600,000 shares authorized, no shares issued and
     Outstanding                                                                -             -
 Preferred stock, $.01 par value, 10,000,000 shares authorized
     8,000,000 shares designated series "B" no shares issued and
     authorized                                                                 -             -
  Common stock, $.01 par value, 100,000,000 shares authorized,
      33,620,920 and 41,788,552 shares issued and outstanding
      at September  30, 1999 and  December 31, 1998                       336,210       417,886
  Additional paid-in-capital                                              466,959       466,959
  Retained earnings (deficit)                                          (1,674,169)   (1,999,261)
                                                                      -----------   -----------
             TOTAL STOCKHOLDERS' DEFICIT                                 (871,000)   (1,114,416)
                                                                      -----------   -----------
----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $ 1,373,381   $ 5,355,012
                                                                      ===========   ===========



    The accompanying notes are an integral part of the financial statements

     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
      FOR THE QUARTERS AND NINE MONTHS ENDED September 30, 1999 and 1998

                                         QUARTER ENDED                   NINE MONTHS ENDED
                                 30-Sept-99        30-Sept-98       30-Sept-99        30-Sept-98
                                 ----------        ----------       -----------       -----------
REVENUE:
 Video Poker Revenue             $       -         $3,820,367       $ 4,128,171       $11,756,218
 Truck Stop and
  Convenience Store                      -          2,272,855         1,905,959         6,318,292
 Cruise Revenue                     163,076           209,945           667,466           719,096
                                 ----------        ----------       -----------       -----------
                                    163,076         6,303,167         6,701,596        18,793,606
COST AND EXPENSES:
 Cost of revenue                     60,901         4,066,703         4,189,265        12,042,249
 General and
  administrative expenses           230,182         2,071,737         2,255,916         5,688,262
 Depreciation and
  Amortization                       86,187           152,754           319,259           463,107
                                 ----------        ----------       -----------       -----------
                                    377,270         6,291,194         6,764,440        18,193,618

OPERATING INCOME (LOSS)            (214,194)           11,973           (62,844)          599,988
                                 ----------        ----------       -----------       -----------

OTHER REVENUE (EXPENSE)
Other revenue (expense)               9,047           (79,217)           66,936          (266,047)
Interest expense                    (33,942)          (77,322)         (167.749)         (215,001)
Income from equity
 investments                         37,278                -            107,363                -
Gain on sale of assets                                     -            597,857                -
                                 ----------        ----------       -----------       -----------
 INCOME BEFORE PROV. FOR
 INCOME TAXES                      (201,811)         (144,566)          541,563           118,940

PROVISION FOR INCOME TAXES          (23,206)          (55,000)         (216,471)          (84,600)
                                 ----------        ----------       -----------       -----------

NET INCOME                       $ (225,017)       $ (199,566)      $   325,092       $    34,340
                                 ==========        ==========       ===========       ===========


BASIC INCOME PER SHARE           $       *         $       *        $        *        $        *
                                 ==========        ==========       ===========       ===========

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING               33,620,920        41,788,552       36,313,542        41,788,552
                                 ==========        ==========       ==========        ==========


DILUTED INCOME PER SHARE         $      **         $     * *        $       *         $       *
                                 ==========        ==========       ==========        ==========

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING               33,620,920        41,788,552       36,313,542        41,788,552
                                 ==========        ==========       ===========       ==========

*Less than $.01 per share
**All potential common stock is anti-dilutive


    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED September 30, 1999 AND 1998

                                                    30-SEPT-99    30-SEPT-98
                                                    ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                           $ 325,092     $  34,340

Adjustments to reconcile net income to net cash:
Depreciation and amortization                          319,259       463,107
Deferred tax expense                                   111,500             -
Gain on disposal of assets                            (597,858)            -
Income from equity investments                        (107,363)            -

Changes in operating assets and liabilities:
(Increase) decrease in:
     Accounts receivable                               (34,525)       85,438
     Inventories                                       (12,177)        5,720
     Prepaid insurance/expenses                         25,544        28,750
     Deposits                                            1,320      (739,446)

Increase (decrease) in:
     Accounts payable and accrued liabilities          (37,209)      229,513
                                                     ---------     ---------

Net cash provided (used) by operating activities         6,417       107,422
                                                     ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment       (345,611)     (173,142)
     Proceeds from Kings sale of fixed assets          325,000             -
     Proceeds to borrowers                                   -        12,003
     Repayment by borrowers                             32,016        (7,746)
     Purchase of intangibles                                 -             -
                                                     ---------     ---------
Net cash provided (used) by investing activities        11,405      (168,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                       125,887             -
     Payments on borrowings                           (294,569)      242,988
                                                     ---------     ---------

Net cash provided (used) by financing activities      (168,682)      242,988
                                                     ---------     ---------

NET INCREASE (DECREASE) IN CASH                       (163,694)      181,525

CASH - beginning of period                             281,109       615,712
                                                     ---------     ---------

CASH - ending of period                              $ 117,415   * $ 797,237
                                                     =========     =========


*($770,008 of which is included in assets of Business that the majority interest was Transferred under contractual agreement)



    The accompanying notes are an integral part of the financial statements

      NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
                          September 30, 1999 AND 1998
                          ---------------------------


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

     As part of the further restructure of OM, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of midnight March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5,614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,960 in original principal amount of subordinated debentures, and were owed accrued dividends of $255,072 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (i) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group;
(ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder; (iii) return to the Company for cancellation 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company (a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to one or more members of the North Louisiana Group a 24.5% interest in OM and a 25% interest in RPLLC; and agreed to assign to one or more members of the North Louisiana Group 50% of the Company's ownership of the Gold Rush Truck Stop.

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

     As part of the Settlement Agreement, the Company and OM have modified the terms of the lease of the Gold Rush Truck Stop by the Company to OM. The Company and OM have entered into a Lease Agreement (the "Lease") effective midnight March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and OM will be responsible for non-major repairs and maintenance, and OM will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of September 30, 1999, the outstanding principal balance of such indebtedness was approximately $441,588.

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

     As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interests that are part of King's Lucky Lady (See Note 5), Pelican Palace, Lucky Longhorn, The Diamond Jubilee (See Note 5) or the Video Poker Tavern Route are held or operated in the name of the Company, effective midnight March 31, 1999 they shall be deemed to be in the name of and operated by OM, unless prohibited by applicable laws or regulations.

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

     The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck stop are as follows:

                                       North Louisiana
                            Company         Group       Williams   Total
                            --------   ---------------  ---------  ------
OM                            24.5%         24.5%         51.0%    100.0%
RPLLC                         25.0%         25.0%         50.0%    100.0%
The Gold Rush Truck Stop      50.0%         50.0%            -     100.0%


Therefore, the Company recorded its investment in OM, RPLLC and the Gold Rush Truck Stop under the equity method for the quarter ended September 30, 1999.

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

The following are condensed unaudited balance sheets for OM, RPLLC and the Gold Rush Truck Stop as of September 30, 1999 and December 31, 1998 and the condensed unaudited statements of income for the six months and nine months ended September 30, 1999.

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                              September 30, 1999

                                                    Gold                 December
 Assets                       OM        RPLLC       Rush       Total     31, 1998
                         ----------  ----------   --------  ----------  ----------
Cash                     $  638,000  $      -0-   $174,000  $  812,000  $  398,000
Accounts receivable         215,000      12,000     49,000     276,000     200,000
Restricted cash                   -           -          -           -     200,000
Prepaid expenses             51,000       7,000      1,000      59,000      40,000
Inventories                  12,000           -     74,000      86,000     138,000
Notes receivable                  -           -          -           -      17,000

Property and
  equipment, net            181,000   1,962,000    478,000   2,621,000   1,086,000
Casino and truck
  stop under
  construction                    -           -          -           -   1,605,000
Intangibles and
other, net                  171,000       7,000     28,000     206,000     375,000
                         ----------  ----------   --------  ----------  ----------

 Total Assets            $1,268,000  $1,988,000   $804,000  $4,060,000  $4,059,000
                         ==========  ==========   ========  ==========  ==========

LIABILITIES

Accounts payable
  and accrued
  liabilities            $  590,000  $  254,000   $157,000  $1,001,000  $  932,000
Notes payable                40,000   1,968,000    442,000   2,450,000   2,172,000
                         ----------  ----------   --------  ----------  ----------

Total Liabilities           630,000   2,222,000    599,000   3,451,000   3,104,000
                         ----------  ----------   --------  ----------  ----------

Capital                     638,000    (234,000)   205,000     609,000     955,000
                         ----------  ----------   --------  ----------  ----------

Total Liabilities and
  Capital                $1,268,000  $1,988,000   $804,000  $4,060,000  $4,059,000
                         ==========  ==========   ========  ==========  ==========

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                               Six Months Ended     Nine Months Ended
                              September 30, 1999   September 30, 1999
                              ------------------   ------------------
Revenues                              $8,978,000          $15,013,000
Costs of revenue                       6,013,000            9,896,000
General and administrative             2,493,000            4,068,000
                                      ----------          -----------

   Operating income                      472,000            1,049,000

Interest expense, net                    (98,000)            (151,000)
Other income (expense)                   (23,000)            (419,000)
                                      ----------          -----------

   Net income                         $  351,000          $   479,000
                                      ==========          ===========


Note 3. NEW CASINO OPERATIONS
-----------------------------

    Construction of the River Port Truck Stop convenience store was completed in January 1999. Final design and permitting for the casino were completed during May 1999 and construction commenced in June 1999, with completion targeted for the end of the fourth quarter of 1999. Effective July 17, 1998, RPLLC borrowed $1,750,030 from Cottonport Bank ("Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by RPLLC. This note bears interest at an annual rate of 10.25% until December 10, 1999, at which time all interest must be paid and the Bank has agreed to renew the loan for a five year term, with monthly payments of principal and interest at an interest rate equal to 2% above the prime rate of Chase. The full amount of the loan is guaranteed by the Company and OM; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty will be secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino is being constructed has been pledged as collateral for the loan, and the improvements being constructed thereon have been also pledged as collateral for the loan. RPLLC borrowed an additional $250,000 from the Bank during the third quarter of 1999. River Port Casino is projected to open during the first quarter of 2000.


Note 4. PRESENT CASH SHORTFALL
------------------------------

    As of September 30, 1999, the Company was twenty four principal payments in arrears (for a total of $992,525 of principal; interest has been paid current through September 3, 1999). The Company made an interest and principal payment in September 30, 1999. The note was issued to International by the Company as partial consideration for an acquisition in 1996. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $992,525 at September 30, 1999, and was secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. On March 22, 1999, International agreed to allow the $1,119,346 then accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular
$50,000 scheduled monthly payments will recommence.   Until such time as the
regular scheduled payments on the International note recommence and the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $115,572 at September 30, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,860 and $68,810 of accrued interest as part of the Settlement Agreement; see Note 2.) and required aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of September 30, 1999, 29 monthly payments, for a total of $297,342 (after the redemption of debentures in accordance with the Settlement Agreement; see Note 2), have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

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

    Effective August 17, 1999, the Company and OM no longer operate the Diamond Jubilee Casino/Bar and Stan's Truck Stop/Restaurant. The original Sublease Agreement between New Orleans Video Poker Company, Inc. ("Sublessor") and OM ("Sublessee") required the 50% net rental payments to Sublessor to be a minimum of $5,000 per month. This property collectively was operated at a net loss for the year OM operated it. The Landlord would not renegotiate lease terms that were acceptable to the Company and OM. Therefore, the Company and OM elected to discontinue operations.

Note 6.  GAIN (LOSS) ON SALE OF ASSETS
--------------------------------------

The following is a summary of the resulting gain (loss) from the above transactions which is included in other income (expense) in the accompanying financial statements:


Proceeds:
     Cash                                      $  325,000

     Assumption of debt                                 -
     Common stock with a fair value of $.01        82,000
     Cancellation of debentures, accrued
      interest and accrued dividends              784,000
                                               ----------

                                                1,191,000
                                               ----------

     Cost of Assets Sold                          568,000
                                               ----------

     Gain (Loss) before selling costs             623,000

     Less selling costs                            25,000
                                               ----------

     Gain (Loss) on sale of assets             $  598,000
                                               ==========


Note 7.  SALE OF CRUISE DIVISION
--------------------------------

    On October 22, 1999, the Company entered into an agreement with travelbyus.com, ltd. ("TBU") to sell all of its cruise related assets. Pursuant to the agreement, TBU is acquiring all of the assets of GalaxSea Cruises and Tours, Inc., a wholly owned subsidiary of the Company, and all of the outstanding capital stock of I.T. Cruise, Inc., also a wholly owned subsidiary of the Company. The purchase price is $1,333,334 in cash and 666,667 shares of common stock in TBU. The sale has been approved by written consent of a majority of the outstanding shares of the Company's common stock. The cash portion of the purchase price has been paid to the Company, but the TBU shares, $66,667 in cash and the assets being sold by the Company have been placed in escrow pending the dissemination of an Information Statement to the remaining stockholders of the Company. After dissemination of the Information Statement, the sale will be consummated with an effective date of October 1, 1999. TBU is a Toronto, Canada-based Internet travel company that is in the process of acquiring several U.S. based travel-related operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources

     Present Cash Shortfall. As of September 30, 1999, the Company was twenty four months in arrears (a total of $992,525 of principal) in payments to International on the promissory note issued to International by the Company as partial consideration for a 1996 acquisition. The note had an original principal balance of $1,400,000, requires monthly payments of principal and interest of $50,000, had an unpaid principal balance of $992,525 at September 30, 1999, and was secured by a pledge of the outstanding capital stock of I.T. Cruise and GalaxSea owned by the Company. A substantial portion of the cash proceeds from the sale of GalaxSea Cruises and Tours, Inc. and I.T. Cruise, Inc. to TBU will be used to reduce the amounts owed to International under this note.

     International agreed to allow the $1,119,346 accrued and owed to it at March 22, 1999 to continue to remain outstanding (with interest accruing thereon) until the earlier of January 1, 2000 or the time that excess cash flow is available to pay such amount (or any portion thereof) and, further, granted relief to the Company to allow it to pay the lesser of $50,000 per month or excess available cash flow, until January 1, 2000, at which time any accrued amounts will be due and payable and the regular $50,000 scheduled monthly payments will recommence. The application of a substantial portion of the cash proceeds from the sale of GalaxSea Cruises and Tours, Inc. and I.T. Cruise, Inc. to TBU will reduce the note substantially. However, until the International note is current, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which have aggregate remaining principal balances of $514,067 and accrued interest of $115,572 at September 30, 1999 (after cancellation of the remaining principal of $382,279 owing on debentures in the original principal amount of $400,860, and $68,810 of accrued interest as part of the Settlement Agreement; see Note 2) and required aggregate payments of principal and interest of $11,250 per month until July 1, 1997, $31,114 per month, from July 1, 1997 through December 31, 1997, and $16,670 per month thereafter. As of September 30, 1999, 29 monthly payments, for a total of $297,342 (after the redemption of debentures in accordance with the Settlement Agreement; see Note 2) have not been made pursuant to the subordinated debentures. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company.

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

     The Company will seek to meet its long-term liquidity needs primarily through cash flow from operations, restructuring its payment obligations on certain debt described above and application of proceeds from the sale of the cruise division. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs if it is able to satisfactorily restructure its payment obligations as described above, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

     General Condition. The Company ended the third quarter of 1999 with $117,415 in cash and other current assets amounting to $175,289, including accounts receivable of $118,343, prepaid expenses of $11,296 and other assets of $45,650. The Company also reflects an asset of $204,522, representing the Company's equity investment in previously wholly-owned subsidiaries (see Note 2.) The Company's total liabilities were $2,244,381 at September 30, 1999 including accounts payable and accrued liabilities of $274,626, current notes payable of $1,212,432, long-term notes payable of $310,305 and preferred stock
dividends payable of $447,018.   The current portion of other notes payable
totaling $1,212,432 includes debt with contractual maturities of less than one year and the current portion of long term debt. See discussion of Present Cash Shortfall above.

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

Results of Operations

    The Company's operations resulted in a net income before taxes of $541,563 for the nine months ended September 30, 1999, an increase of 355% from 1998's $118,940. A gain on sale of assets was recorded during the nine months ended September 30, 1999 of $597,857, primarily the results of the sale of the majority of the Company's interest in certain subsidiaries (Note 2). The Company's operating profit before depreciation, amortization, interest and other revenue/expense amounted to $256,415 through September 30, 1999, down 76% from 1998's $1,063,095. This decrease is due to the change in financial reporting as discussed in Note 2.

    The following comparisons are based on the operational results of the Company and the underlying third quarter operations of the entities in which the Company holds an equity investment. This presentation is to provide comparable video poker and retail operation results for the nine months ended September 30, 1999.

    Revenues totaled $15,680,064 through September 30, 1999 compared to $18,793,606 for 1998, down 17% (including approximately $8,978,000 of revenue generated by OM, RPLLC and the Gold Rush Truck Stop during the six months ended September 30, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements). (see the unaudited condensed statements of income in Note 2.)

    Video Poker revenues totaled $10,375,125 through September 30, 1999, down $1,381,093, or 12% from 1998's $11,756,218. The primary reason for the loss in revenues is due to the discontinuation of operations at King's Lucky Lady in Port Barre, Louisiana, and Diamond Jubilee in New Orleans, Louisiana. Revenue losses totaled approximately $1,224,000 and $134,000, respectively, at these two facilities. Revenue increases were achieved at the Pelican Palace of approximately $251,000 and at the Gold Rush of $78,423 and a loss of approximately $156,000 at the remaining casinos.

    Retail revenues from fuel and convenience store, food and beverage operations amounted to $4,637,473 for the nine months ended September 30, 1999, compared to 1998's $6,318,292, a decrease of 27%. The King's Truck Stop and convenience store contributed approximately $1,531,243 to 1998's revenue, and made minimal contributinos in 1999 prior to the Company's discontinuation of this facility. Declines in revenue of approximately $150,000 were recorded at the remaining truck stops.

    Cruise revenues accrued for I.T. Cruise and GalaxSea totaled $667,466 for the nine months ended September 30, 1999 compared to 1998's $719,096, down 7%.

    Cost of revenues totaled $10,202,605 through September 30, 1999 compared to $12,075,810 for 1998, down 16% (including approximately $9,000,000 of costs of revenue generated by OM, RPLLC and the Gold Rush Truck Stop during the nine months ended September 30, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements). (see the unaudited condensed statement of income in Note 2.)

    Video poker operations recorded a direct cost of revenue amounting to
$6,042,939 in 1999 and $6,658,629 in 1998, a decrease of 9%.   The primary
reason for the decrease in costs was due to the decline in revenue. As a percentage of revenue, video poker costs increased to 58% from 57% as a result of increased profit share payments for the nine months ended September 30, 1999.

    Retail operations (fuel, convenience store, food and beverage) recorded cost of revenue of $3,853,406 for the nine months ended September 30, 1999 compared to $5,138,234 for 1998, a decrease of $1,284,828 or 25%, due to discontinued operations at King's Truck Stop as of March 31, 1999. As a percentage of retail revenues, total cost of revenues increased to 83% from 81%.

    In order to comply with State regulations governing truck stops, the Company continued to be very competitive in its marketing and pricing of fuel during the first nine months of 1999, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

    Cruise operations recorded a direct cost of revenue amounting to $306,260 for the first nine months ended September 30, 1999, compared to 1998's $278,947, an increase of 10%. Significant improvement has been demonstrated in the marketing/promotional area. Also, previous third party commission commitments have expired.

    Combined Cruise Operations recorded a gross profit totaling $361,260, while 1998's gross profit was $440,149, a decrease of $78,889, or 18%. The loss in margin was for the most part due to a restructuring of contracts by certain cruise lines. Marketing fees accrued are the result of a broad based program coordinated by GalaxSea to produce cruise industry publications and promotions subscribed to by the cruise lines. The GalaxSea franchise system included 70 franchisees at September 30, 1999 compared to 75 at the end of the third quarter of 1998.

    Other expenses totaled $4,557,190 through September 30, 1999, compared to $6,598,791, down 32% (including approximately $2,475,000 of other expenses generated by OM, RPLLC and the Gold Rush Truck Stop during the six months ended September 30, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements). (see the unaudited condensed statement of income in Note 2.)

    General operating and administrative expenses of $4,621,615 in 1999 and $5,654,635 in 1998 represented 29% and 30% of total revenue for 1999 and 1998, respectively. The decrease amounted to $1,033,020 or 18%. Discontinuation of operations at Kings Truck Stop resulted in a reduction of $727,000 of general and administrative expense in addition to $158,000 at River Port Truck Stop now being leased to RVC Operations.

    Depreciation and amortization amounted to $442,104 nine months ended September 30, 1999 and $463,107 in 1998. Interest expense was $265,627 in 1999 and $215,001 in 1998. Net other revenue/(expense) was $66,936 in 1999, compared to ($266,047) in 1998. Income from equity investments in the amount of $107,363 was recorded beginning April 1, 1999, representing the Company's share of net income/loss in gaming and truck stop ventures; (see Note 2.) A gain on sale of assets was recorded totaling $597,857.

Year 2000 Issues

    The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive. As a result of certain programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have data sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. The Company has implemented a year 2000 program to review the functionality of the Company's information technology and non-information technology systems and applications beyond 1999 as well as year 2000 issues related to the Company's third-party vendors. OM and RPLLC operate, or will operate, video poker devices under licenses granted by the Louisiana State Police Video Gaming Division. OM currently operates 191 video poker machines which are linked to an on-line tracking and accounting system maintained by the Division's technical department. The Division's technical department is currently in the testing stages for an upgrade to its computer system to satisfy the year 2000 compliance issue. The Division installed its new computer system in March 1999 and will require software upgrades for all video poker "Clerk Validation Terminals". The mandatory chip upgrade was complete during the second quarter of 1999 to coincide with Year 2000 compliance. The chip cost totaled $3,000 and will require OM to spend approximately $18,600 to $24,800 on hardware, and it is anticipated that to complete the conversion OM will also incur an estimated amount of $15,000 for labor and testing. The second major system which controls payrolls is managed by a third party (Automatic Data Processing). The conversion of this system was completed during the third quarter of 1998. Another third party vendor who provides accounting software support (Great Plains Software) has warranted that its software will accurately reflect the change from the year 1999 to the year 2000 and beyond.

The Company integrates all of its execute office systems through a "Novell" Lan software networking environment. The Company has plans to upgrade its current server with software upgrades provided by Novell and intends to upgrade all networked hardware to ensure compatibility and compliance with year 2000 requirements. It is estimated that this conversion will cost approximately $15,000 and is scheduled for completion during the fourth quarter of 1999.

The BIOS upgrades for all older personal computers to ensure that the units will comply is in place. In addition, custom application programs, written
internally, will also require an upgrade at an estimated cost of $10,000.   It
is also anticipated that to complete the conversion and upgrade, certain hardware purchases might be necessary if old equipment fails to meet the new standards. The Company estimates that this could cost up to $20,000.

The Company's current plan contemplates expenditures totaling $90,000 to implement all conversions to meet year 2000 compliance, of which $15,000 has been expended through September 30, 1999.

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


                                    NORTH AMERICAN GAMING AND
                                    ENTERTAINMENT CORPORATION
                                    (Registrant)


                                    By:  /s/ E.H. Hawes II
                                         ---------------------------
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: November 12, 1999