Form 10KSB40
period 1999-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2000-04-14
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $6,033,627.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $933,062 as March 1, 2000.

At March 1, 2000, the registrant had outstanding 33,120,920 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

               Yes          No   X
                   -----       -----

                               TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS...........................................  1
ITEM 2.  DESCRIPTION OF PROPERTY........................................... 15
ITEM 3.  LEGAL PROCEEDINGS................................................. 15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 16

                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......... 17
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 18
ITEM 7.  FINANCIAL STATEMENTS.............................................. 22
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................... 22

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................. 23
ITEM 10. EXECUTIVE COMPENSATION............................................ 24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 25
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 26
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 27

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

     North American Gaming and Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger (the
"Merger") with OM Investors, Inc. ("OM").   Following the Merger, the Company
has concentrated its business in the gaming industry and will continue to pursue additional opportunities and developments in this industry, as well as in other industries.

Forward Looking Statements

     This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 6 --"Management's Discussion and Analysis or Plan of Operations -- Forward Looking Statements" for a further discussion of these "forward-looking statements".

Purported Cash Out Merger of Company's Interests

     On March 15, 2000 meetings of the members of OM Operating, L.L.C. ("Operator") and River Port Truck Stop, LLC ("River Port LLC") were called by Donald I. Williams ("Williams") and The 146, LLC ("146LLC"), the other two members of Operator and River Port LLC. The purpose of each meeting was to merge newly-formed limited liability companies owned by Williams and 146LLC into Operator and River Port and to cancel, or "cash out", the Company's membership interests in exchange for a cash payment of $375,000 by Operator and $50,000 by River Port LLC. The Company objected to the holding of the meetings and the cancellation of its membership interests. The Articles of Organization or the Operating Agreement of each of Operator and River Port LLC provide that a member's interest may not be changed and the Articles of Organization may not be amended without the unanimous vote of all members. Despite the Company's objections and the requirements of the Articles of Organization, a meeting of members was held by each of OM and River Port on March 27, 2000 at which Williams and 146LLC purported to approve both mergers. The Company voted against the merger at each meeting. The purpose of both mergers was to terminate the Company's interests in OM and River Port LLC without its consent. A Certificate of Merger was filed by Operator and River Port LLC with the Secretary of State of Louisiana on March 28, 2000 purporting to finalize both mergers.

     The Company has filed a lawsuit, styled North American Gaming and Entertainment Corporation v. OM Operating, L.L.C., River Port Truck Stop, L.L.C., Donald I. Williams, Loy F. Weaver and The 146, L.L.C., Civil Action No. CV00-0575S, United States District Court, Western District of Louisiana, Shreveport Division, against Operator, River Port LLC, Williams, 146LLC and Loy
F. Weaver, an affiliate of 146LLC ("Weaver"), for breach of fiduciary duty and breach of contract, and to declare as a nullity the mergers purportedly approved by Williams and 146LLC. The Company intends to vigorously pursue its rights, seek a judicial declaration nullifying the purported mergers of both Operator and River Port LLC, and seek damages for these and other breaches of fiduciary duty. A hearing on the Company's motion for preliminary injunction to unwind the mergers pending final resolution of the case is scheduled for May 11, 2000.

     The purported mergers and the pending lawsuit should be considered in the review of the remainder of this Form 10-KSB. The discussion of Operator and River Port LLC, and the Company's ownership interests in them, contained in the remainder of this Form 10-KSB assumes that the purported mergers will be set aside and that the Company's ownership interests will be reinstated. The final decision in this regard will not be known until the court renders final judgment in the lawsuit.

Sale of Travel Industry Assets

     General. The Company entered into a Purchase of Assets Agreement (the "Purchase Agreement") on October 15, 1999 with Travelbyus.com Ltd. ("Travelbyus"), International Tours, Inc. ("International") and two of the Company's subsidiaries, GalaxSea Cruises and Tours, Inc. ("GalaxSea") and IT Cruise, Inc. ("IT Cruise"). Under the Purchase Agreement, each of International and GalaxSea sold substantially all of their respective cruise related assets to Travelbyus and the Company sold to Travelbyus the stock of IT Cruise owned by the Company, representing 100% of the outstanding stock of IT Cruise.

     The purchase and sale of the assets of International funded and closed on October 15, 1999, with an effective date of October 1, 1999. The purchase and sale (the "Sale") of assets of GalaxSea and the stock of IT Cruise (the "Cruise Business") closed into escrow on October 15, 1999. The only condition to the release of escrow and the closing becoming effective was the mailing of an Information Statement to the stockholders of the Company. Escrow was to be released and the closing was to become effective 20 days after the first mailing of such Information Statement to the Company's stockholders (the "Effective Date"), but with a financial and accounting effective date to relate back to October 1, 1999. In the interim, the Company entered into a management agreement pursuant to which Travelbyus managed the Cruise Business pending the Effective Date. The Information Statement was mailed on December 23, 1999 and, therefore, the Effective Date was January 12, 2000.

     Assets Sold. The assets sold included machinery, equipment, fixtures, furniture, prepaid expenses, intellectual property rights (including the name "GalaxSea"), licenses, computer software, books and records and third-party agreements and supply contracts existing at October 1, 1999. The assets sold did not include cash, accounts receivable or intra-company indebtedness existing at October 1, 1999.

     Purchase Price. The Company received $1,333,334 in cash and 666,667 shares of common stock of Travelbyus, with a stated value under the Purchase Agreement of $.75 per share (an aggregate of $500,000), as the purchase price for the Cruise Business. The cash was paid to the Company, less an escrow reserve of $66,667, on October 15, 1999 and the shares were placed in escrow until the Effective Date. Of the shares received by the Company, 66,667 shares were transferred to a former officer of GalaxSea and IT Cruise as a bonus and 100,000 shares were transferred to a nonaffiliated entity in satisfaction of a $100,000 advisory fee payable to such entity for assisting the Company in evaluating Travelbyus, leaving the Company with a net of 500,000 shares of common stock of Travelbyus. International received $666,667 in cash, less an escrow reserve of $33,333, and 333,333 shares of common stock of Travelbyus as the purchase price for its cruise related assets.

     Allocation of Purchase Price. The Company and International agreed upon the allocation of the aggregate purchase price two-thirds to the Company and one-third to International based on the following factors: (1) historical financial operating statements; (2) the cruise segment versus the tour segment of the leisure travel industry; (3) the relative values of the companies to Travelbyus; and (4) the relative asset values of the respective companies on a going forward basis. No fairness opinion was obtained and no other third-party appraisal or review was conducted to arrive at the allocation between the Company and International. The Board of Directors of the Company and International decided they were capable of evaluating the factors to be taken into account to determine the allocation of the aggregate purchase price, and determined that the expense of engaging an investment banking firm or another third party review of the transaction and allocation was not necessary.

     Shares of Travelbyus Not a Long-Term Investment. The 666,667 shares of common stock of Travelbyus received by the Company represented approximately 1.3% of the outstanding common stock of Travelbyus as of November 15, 1999. The Company does not presently intend to hold these shares as a long term investment or distribute them to the stockholders of the Company. Instead, the Company presently intends to sell these shares on the Toronto Stock Exchange, where the shares of Travelbyus are listed, as soon as it can do so in an orderly disposition, in order to maximize the Company's return on the shares, in accordance with the rules of the Toronto Stock Exchange. As of March 1, 2000, the Company had transferred 166,667 shares as an advisory fee and bonus, as discussed above, and had sold 175,094 of such shares and continues to hold 324,906 shares. On such date, the closing sale price on the Toronto stock exchange for Travelbyus common stock was $3.45 (US) per share.

     Expenses. The Purchase Agreement provided that each party would pay all of the fees and expenses incurred by it (including the fees and expenses of counsel) in connection with the negotiation, execution and delivery and performance of the Purchase Agreement and the transactions contemplated by the Purchase Agreement.

     Non-Competition Agreement. The Company agreed not to compete in the Cruise Business for a period ending on October 13, 2004 anywhere in North America.
The Company also agreed to hold confidential all confidential and proprietary information and trade secrets of the Cruise Business sold to Travelbyus.

     Accounting Treatment. The effective date of the Sale of the Cruise Business related back to October 1, 1999. Consequently, the transaction was recorded as a disposition of assets in the fourth quarter of 1999. The sales proceeds exceed the net book value of the assets sold and, therefore, the Company realized a gain from the Sale effective October 1, 1999. The financial statements included with this Annual Report reflect the Sale of the Cruise Business as being effective as of October 1, 1999, and the financial statements for prior periods have been restated to remove the separate segment information for the Cruise Business operations as discontinued operations. Consequently, separate segment information, and a separate discussion of the Cruise Business, is not included in this Annual Report.


Restructure of OM Operating, L.L.C.

     Effective April 15, 1998, the Company and Williams entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of Operator to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. See "Assignment to OM Operating, L.L.C." and "License Renewal Process", below. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of Amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and agreed to transfer 50% of its remaining Louisiana gaming interests (including 50% of its interest in Operator, River Port LLC and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believes the further restructuring of Operator effectively addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator for their review in connection with Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

     As part of the further restructure of Operator, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5,614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,959.61 in original principal amount of subordinated debentures, and were owed accrued dividends of $255,072 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (i) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group; (ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder;
(iii) return to the Company for cancellation 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the

Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company (a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to 146LLC, on behalf of the North Louisiana Group, a 24.5% interest in Operator and a 25% interest in River Port LLC; and (c) agreed to assign to 146LLC, on behalf of the North Louisiana Group, 50% of the Company's ownership of the Gold Rush Truck Stop.

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

     As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by the Company to Operator. The Company and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of December 31, 1999, the outstanding principal balance of such indebtedness was approximately $382,109.

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

Ownership of Ozdon Investments, Inc.

     Ozdon Investments, Inc. ("Ozdon") is a Louisiana corporation owned 50% by the Company and 50% by 146LLC, a Louisiana limited liability company owned by members of the North Louisiana Group. The Company has not entered into a shareholders' agreement or similar agreement with the other 50% owner of Ozdon. Consequently, if the two shareholders cannot agree on various actions, deadlocks may arise which, if they cannot be satisfactorily resolved otherwise, may require either shareholder to apply to a court to appoint a receiver or otherwise intervene to break the deadlock. In the past, the Company has had difficulties with the other shareholder, or affiliates thereof, resolving controversial matters. See "Purported Cash Out Merger of Company's Interests", above, and Item 3--"Legal Proceedings".

Development of River Port Truck Stop

     In January of 1997 the Company formed a subsidiary called River Port Truck Stop, Inc. ("RPTS") and entered into an agreement with S.W. Day and T. Joe Calloway ("Lessor") to lease property in Port Allen, Louisiana, for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations the Additional Rent would be 10% of Net Revenue. RPTS assigned the lease to River Port LLC on May 19, 1998. River Port LLC is a Louisiana limited liability company formed on April 13, 1998 by the Company and Williams to build and operate a video poker casino, restaurant, truck stop and convenience store on the leased property. See "Restructure of River Port Truck Stop, LLC", above. A convenience store and fuel facility was operated from June 1, 1997 until July 21, 1998 by the Company, through its subsidiary RPTS, and effective July 21, 1998 the operations were taken over by River Port LLC. On January 10, 1999, River Port LLC entered into a Convenience Store and Restaurant Sub-Lease (the "Sublease") and a Fuel Service and Truck Stop Operating Agreement (the "Fuel Service Agreement") with RVC Operations, L.L.C., a nonaffiliated limited liability company ("RVC"), pursuant to which RVC will operate the restaurant, convenience store and truck stop for an initial term of 15 years with an option to extend for an additional 15 years, in exchange for an escalating annual base rent ($42,000 in year 1, $84,000 in years 2 and 3, $96,000 in years 4-6, $100,800 in years 7-9, $105,840 in years 10-12 and
$111,132 in years 13-15) with an adjustment every three years for increases in the Consumer Price Index; percentage rate based on gross sales in excess of certain benchmark amounts; and a royalty on fuel sales based on sales in excess of certain benchmark amounts. The Sublease and Fuel Service Agreement are also intended to be triple-net leases under which RVC is responsible for maintenance, taxes and insurance. River Port LLC also assigned to RVC the option to purchase the leased premises which River Port LLC has under the lease agreement with Lessor. River Port LLC completed the convenience store, fuel facility and parking lot in January 1999. Construction of the video poker casino was completed in October 1999 and the casino is expected to open for business in May 2000. Effective July 17, 1998, River Port LLC borrowed $1,750,030 from Cottonport Bank (the "Bank") for purposes of funding construction of the truck stop and video poker casino to be owned and operated by River Port LLC. This note bears interest at an annual rate of 10.25% until May 10, 2000, at which time all principal and interest must be paid in full, unless the Bank extends the due date of the note. River Port LLC is negotiating for an extension or refinancing of the note. The full amount of the loan is guaranteed by the Company and Operator; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty is secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino were constructed has been pledged as collateral for the loan, and the improvements constructed thereon have also been pledged as collateral for the loan.

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

Operation of Truck Stop Facilities

     Ozdon presently operates the truck stop facilities (i.e. the fuel pumps, convenience store and restaurant) at the Gold Rush truck stop located in Opelousas, Louisiana, Operator operates the truck stop facility at the Pelican Palace, located in Toomey, Louisiana and operated the truck stop facility at King's Lucky Lady, located in Port Barre, Louisiana until April 1, 1999, and River Port LLC will be responsible for operating the truck stop facility at Port Allen, Louisiana, but has entered into the Sublease and Fuel Services Agreement with RVC who will be responsible for day-to-day operations of the River Port truck stop facility. Ozdon owns the facility in Opelousas; Operator operates the facility in Toomey pursuant to a long term contract with the owner of the truck stop; and River Port operates the facility in Port Allen pursuant to a long term lease with the owner of the land. These facilities and the agreements with the owners, as well as the agreements with RVC, are described below.

      The Gold Rush - Opelousas, Louisiana. The Gold Rush truck stop is located in Opelousas, St. Landry Parish, Louisiana, a town with a population of approximately 19,273 located at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. The Gold Rush truck stop facility opened for business on February 17, 1993, and the video poker casino opened for business on the same date. The Gold Rush has 31 fuel dispensers, an approximately 4,234 square foot convenience store and a restaurant. At December 31, 1999, Ozdon employed 55 persons in the combined truck stop and video poker casino operations. Ozdon has granted Operator a license to handle all sales of alcoholic beverages at the convenience store and restaurant.

      Pelican Palace - Toomey, Louisiana. The Pelican Palace truck stop is in Toomey, Louisiana, a town with a population under 1,000 located three miles east of the Texas state line on Interstate 10, approximately three miles from Vinton, Louisiana (population approximately 3,150). The Company, as successor in merger to OM, entered into an Operating and Financing Agreement on July 21, 1993 (as amended March 17, 1995) with Curray Corporation ("Curray"), a nonaffiliate corporation that owns the land on which the Pelican Palace now stands, pursuant to which the Company agreed to furnish the financing for, and to build, operate and manage, a truck stop facility and video poker casino. The Company also agreed to purchase 50 video poker machines to be used in the casino, at a cost of approximately $282,000. The Pelican Palace has 14 fuel dispensers, an approximately 1,200 square foot convenience store and a restaurant. Pursuant to the Operating and Financing Agreement, which was assigned by the Company to Operator concurrently with the Merger with OM, Operator has the right and the obligation to operate and manage both the truck stop facility and the video poker casino for an initial term of five years (commencing March 30, 1994) and Operator has the option to renew it for three additional five year terms on the same terms as the original five year period; and Operator is presently in the first five-year renewal term. However, on October 19, 1995, the Company, Operator and Curray agreed to co-management of the Pelican Palace whereby Operator serves as the operator of the video poker casino, restaurant and beverage facilities, with Curray assuming the role of landlord, pursuant to which Curray assumes all responsibility for property maintenance. Under the Operating and Financing Agreement, the net income from operations is split 50% to Operator and 50% to Curray. However, Operator has agreed to pay from its share of net income an amount equal to 2% of the net revenues generated from the video poker machines to a nonaffiliate party as a finder's fee in connection with the Pelican Palace acquisition. Operator has entered into a subcontract with a nonaffiliate corporation to manage and operate the fuel pump operations and convenience store in return for a monthly payment to Operator of $2,500, plus a percentage of all fuel sales and a percentage of merchandise sales over $500,000. Consequently, Operator will not employ on site personnel to manage these operations. Operator will, however, remain primarily responsible for management of such operations. At December 31, 1999, Operator was operating the restaurant at the Pelican Palace and employed 35 persons for such operations. Pursuant to the Settlement Agreement, Operator is responsible for management of the truck stop facility commencing March 31, 1999, subject to the existing subcontract.

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

      King's Lucky Lady - Port Barre, Louisiana. King's Lucky Lady truck stop is in Port Barre, Louisiana, a town with a population of approximately 2,150 located five miles east of Opelousas, on U.S. Highway 190. King's Lucky Lady has 16 fuel dispensers, an approximately 800 square foot convenience store and a restaurant. As of April 1, 1999, the Company and Operator will no longer operate King's Lucky Lady truck stop as a result of settlement of litigation involving this truck stop. See "Item 3 -- Legal Proceedings" for a discussion of this litigation and the settlement. Prior to such litigation, the Company, as successor in merger to OM, had operated the King's Lucky Lady Truck Stop pursuant to the Commercial Lease dated April 18, 1992 with T.B. Guillory, Inc. ("Guillory"), a nonaffiliated corporation that owns the facility. The lease was for an initial term of five years (commencing May 1, 1992), and the Company had the option to renew it for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties were unable to negotiate an acceptable renewal percentage rental before May 1, 1997, and Guillory delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer had any right to operate the video poker casino after such date. Litigation was commenced between Guillory and the Company and Operator for a determination whether the lease was terminated or whether the Company and Operator had the right to extend the lease. As discussed in Item 3 -- "Legal Proceedings", Guillory prevailed in the litigation and the Company will no longer operate this truck stop facility effective April 1, 1999.

Assignment to OM Operating, L.L.C.

     Louisiana law requires a device operator's license in order to own and operate truck stop video poker devices, and further requires that a licensed device owner and operator be at least majority owned by Louisiana residents. See "Regulation and Licensing", below. Following the Merger, there could be no assurance that the Company would be majority owned by Louisiana residents, and if not, then OM would not be deemed majority owned by Louisiana residents and would lose its device operator's license to operate and manage the five truck stop video poker casinos. Consequently, on the effective date of the Merger with OM, OM contributed and assigned to Operator all of its rights, duties and obligations to operate the five existing video poker casinos and the tavern route, and Operator became the licensed device operator. Operator is a Louisiana limited liability company organized by OM and Williams, a former director and Vice President of OM. Effective March 31, 1999, Operator is owned 51% by Williams, 24.5% by the Company and 24.5% by members of the North Louisiana Group, and will exist until the earlier of December 31, 2050 or the date that Operator no longer owns or operates any video poker devices. See "Restructure of OM Operating, L.L.C.", above, for a further discussion of Operator.

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

Operation of Video Poker Casinos

     Under Louisiana law, a licensed truck stop facility covering at least five contiguous acres which has overnight facilities, a restaurant and service facilities for 18 wheel tractor-trailers may segregate an area of the facility as the video poker casino for adult patronage only and place up to 50 video poker devices for play in the casino area; while racetracks and off track betting ("OTB") parlors are permitted to install an unlimited number of video poker devices, and qualifying locations with liquor licenses ("taverns") are limited to three such devices. As of December 31, 1999, Operator, through a month-to-month lease from Ozdon, operates the video poker casino at the Gold Rush, and Operator operates the video poker casinos at the Pelican Palace and the Lucky Longhorn truck stops in Louisiana (and until April 1, 1999 and August 17, 1999, operated the King's Lucky Lady and the Diamond Jubilee, respectively, video poker casinos in Louisiana) and handles all sales of alcoholic beverages at the convenience store and restaurant at the Gold Rush and the Pelican Palace. See "Operation of Truck Stop Facilities", above. At December 31, 1999, Operator employed approximately 40 persons in connection with its casino operations. Operator generally operates its video poker casinos pursuant to long term contracts with the owners of the truck stop. River Port LLC will operate the video poker casino in Port Allen, Louisiana. River Port LLC will also operate its video poker casino pursuant to a long term contract with the owner of the truck stop. These casinos and the agreements with the owners are described below. See, also, "Regulation and Licensing -- Louisiana -- Recent Changes in Louisiana Act", below, for a discussion of recent changes to Louisiana law regarding operation of truck stop video poker casinos.

      The Gold Rush - Opelousas, Louisiana. The Gold Rush is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Gold Rush contains approximately 1,752 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to a month-to-month lease with Ozdon which may be terminated by either Ozdon or Operator upon 60 days' prior written notice to the other party.

A non-affiliate of the Company is entitled to a revenue participation interest of 10% of the gaming profits (total cash played in the machines less winnings paid out and less all franchise, licensing and device fees paid to the State of Louisiana or any other political subdivision) from the operations of the video poker casino. There are two other truck stops operating a total of approximately 85 video poker devices within 20 miles of the Gold Rush, and a Native American gaming casino approximately 35 miles from the Gold Rush. Of the two other truck stops with video poker casinos, one is the King's Lucky Lady video poker casino. See "Marketing and Competition", below. Operator employed 55 persons in the combined operations of the Gold Rush truck stop and casino at December 31, 1999.

      Pelican Palace - Toomey, Louisiana. The Pelican Palace is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Pelican Palace contains approximately 2,200 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Operating and Financing Agreement previously discussed. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Pelican Palace. The Lucky Longhorn, one of these truck stops, is also operated by Operator and is located across Interstate 10. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Pelican Palace, and four riverboat casinos operating within
approximately 25 miles. See "Marketing and Competition," below.   Operator
employed 35 persons at the Pelican Palace at December 31, 1999.

      Lucky Longhorn - Vinton, Louisiana. The Lucky Longhorn video poker casino contains approximately 3,000 square feet and 50 video poker devices within the Lucky Longhorn truck stop in Vinton, Louisiana, across Interstate 10 from the Pelican Palace. Operator operates the video poker casino pursuant to an Act of Contract and Agreement dated June 5, 1992 with three nonaffiliated corporations and two nonaffiliated individuals who own the truck stop (referred to collectively as "Longhorn") which was assigned to Operator by OM. Operator has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years (commencing August 2, 1992). Operator and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the (32.5% net device revenue tax payable to the state. Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino, with the exception of contracted security. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Lucky Longhorn. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Lucky Longhorn, and four riverboat casinos operating within approximately 25 miles. See "Marketing and Competition", below. Operator employed 17 persons at the Lucky Longhorn at December 31, 1999.

     River Port - Port Allen, Louisiana. River Port is also described above under "Operation of Truck Stop Facilities." On January 17, 1997, a wholly owned subsidiary of the Company entered into a Lease Agreement with S.W. Day and T. Joe Calloway, two nonaffiliated individuals, to lease undeveloped land for a term of 50 years and to construct on it a truck stop and video poker casino.
The Company assigned the Lease Agreement to River Port LLC on May 19, 1998. River Port LLC has built an approximately 3,500 square foot video poker casino and bar and an approximately 4,710 square foot restaurant/convenience store on the land at an approximate cost of $2,000,000 (including equipment) which River Port LLC funded through long-term indebtedness borrowed from Cottonport Bank and two notes with original principal balances of $250,000 and $1,750,000, which had a combined outstanding balance of approximately $2,000,000 at December 31, 1999. The Lease Agreement provides for payment of a base rent of $7,000 per month, commencing on the earlier of commencement of construction or June 30, 1997, and additional rent equal to 10% of the net revenues generated from video poker operations; net revenues meaning all money played in the devices less winnings paid out and all franchise fees, device fees and other taxes payable to the state or any other governmental agency, other than federal or state income taxes. The River Port video poker casino is scheduled to open for business in May 2000. It will have 40 video poker devices, and River Port LLC will employ approximately 15 persons in connection with the operations of the video poker casino.

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

     The Diamond Jubilee - New Orleans, Louisiana. The Diamond Jubilee video poker casino contains approximately 2,700 square feet and 35 video poker devices (50 devices prior to February 1, 1997, 40 devices from February 1, 1997 through August 16, 1998 and 35 devices from August 17, 1998 through August 17, 1999, the date Operator ceased operating the casino) within The Diamond Jubilee truck stop in east New Orleans, Louisiana.

Operator operated the video poker casino pursuant to a Sublease Agreement (the "Casino Sublease") dated July 1, 1996 between Operator and New Orleans Video Poker, Inc. ("NOVP"), a Louisiana corporation 50.1% owned by Donald I. Williams and his spouse and 29.5% owned by nine other stockholders of the Company. NOVP leases the truck stop operations and the video poker casino from Stanley Doussan ("Doussan") pursuant to a Lease Agreement, Addendum to Lease and Sublease and Operator's Agreement dated July 10, 1992, as amended by an Amendment to Lease and Addendum to Lease dated December 15, 1992 (collectively, the "Operator's Agreements"). Operator attempted to renegotiate the Operator's Agreements on terms more favorable to Operator, but Doussan was not able to reach an agreement with Operator concerning these terms, so Operator elected to terminate the Casino Sublease effective August 17, 1999 and no longer operates the Diamond Jubilee.

Video Poker Tavern Route

     Operator also operated three video poker devices in one third-party tavern as of December 31, 1999 through a subcontract with a nonaffiliated which provides that Operator is entitled to 30% of the net revenues payable to the subcontractor generated from the devices, and the subcontractor and Operator split certain costs of operations on an agreed basis. OM assigned this subcontract to Operator and the subcontractor has consented to this assignment.

Marketing and Competition

      Marketing.   Ozdon, Operator and River Port LLC market their video poker casinos through limited newspaper and radio advertising, and from word of mouth referrals. Customers are drawn primarily from the local population and surrounding area, except for the properties on the Texas state line which draw largely from residents of Texas, which does not have video poker gaming.

      Competition.    The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery terminals, video poker devices, Native American gaming ventures and other forms of legalized gaming in the United States. Many of the competitors and potential competitors of Ozdon, Operator and River Port LLC have significantly greater experience and financial resources than the Company and Ozdon, Operator and River Port LLC. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing efforts and customer service and satisfaction. The truck stops casinos of Ozdon, Operator and River Port LLC are subject to extensive competition from other truck stops and taverns located within the market area for each truck stop, and from Louisiana's racetracks and OTB parlors which may install an unlimited number of video poker devices. As of December 31, 1999, there were over 15,000 video poker devices in operation in Louisiana. Most are one to three devices located in taverns. As of such date, there were approximately 100 licensed truck stops with approximately 3,500 devices in the aggregate. Each truck stop is permitted to have up to 50 video poker devices and each tavern is permitted to have up to three video poker devices. In addition, Louisiana has authorized riverboat gaming, and one land-based casino located in New Orleans. Thirteen riverboats were in operation at December 31, 1999, four in Lake Charles (approximately 23 miles from Operator's Lucky Longhorn and Pelican Palace), three in New Orleans (over 100 miles from any of the truck stop casinos in which the Company has an interest), three in Bossier City (over 100 miles from any of the truck stop casinos in which the Company has an interest), one in Shreveport (over 100 miles from any of the truck stop casinos in which the Company has an interest), and two in Baton Rouge (over 40 miles from any of the truck stop casinos in which the Company has an interest). At December 31, 1999, there were three Native American casinos in operation in Louisiana, one in Kinder, one in Marksville and one in Charentan. The riverboats and land-based casinos are permitted to have table games, slot machines and video poker devices. It is anticipated that the riverboats and the casinos will focus their marketing efforts on the tourist market. Although Ozdon, Operator and River Port LLC have focused their marketing efforts primarily on local residents, such other gaming operations will provide substantial competition.

     The adjacent state of Mississippi has also legalized dockside gaming. Dockside gaming in Mississippi, riverboat casinos in Louisiana and the land-based casino in New Orleans have or are anticipated to have a wide variety of gaming devices and table games, while Louisiana law limits the operations of Ozdon, Operator and River Port LLC to video poker devices. Further, Louisiana law limits the jackpot that may be paid by a video poker device to $500 per play while other gaming activities have no such limit. The Company believes the limit to be a competitive disadvantage.

     The operation of truck stop video poker casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities, customer services offered, and the implementation and success of marketing programs. The Company believes Ozdon and

Operator compete effectively, and that River Port LLC will compete effectively after its opening in May 2000, with other truck stops and taverns in their respective market in these areas.

     There has been a moderate increase during the last two years in the number of gaming establishments opening for operation in Louisiana and Mississippi, and competition for the business of gaming patrons has become very intense. As a result, it is expected that the profit margins which may be expected by gaming establishments like those in which the Company has an interest will be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes the video poker casinos in which the Company has an interest will be able to maintain a competitive position if they are able to carefully manage expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management.

Employees

     As of December 31, 1999, the Company employed 4 persons full time and part time. As of December 31, 1999, Ozdon and Operator employed 55 and 52 persons, respectively, full and part time, including one executive and seven managerial personnel, with the remainder involved in on-site operation of the four truck stop casinos. None of the current employees of the Company, Operator or River Port LLC are covered by any collective bargaining agreements. The Company considers its employee relations to be good and believes the employee relations of Ozdon, Operator and River Port LLC to be good, but it has no control over such employee relations.

Environmental Matters

     A number of jurisdictions have adopted laws and regulations relating to environmental controls and the development and operation of various projects. Ozdon, Operator and River Port LLC are responsible for complying with various federal and state waste disposal and licensing laws in connection with the truck stop facilities they operate, including the requirement of obtaining permits for underground storage tanks for fuel products and the requirement of properly disposing of waste motor oil and other regulated products. The Company believes Ozdon, Operator and River Port LLC have obtained all permits required of them, and is not aware of any material violation of applicable environmental regulations with respect to the truck stop operations in which it has an interest. There have been no changes to the Company's operations and no reserves have been established for any environmental hazards with respect to such truck stop operations. Environmental contingencies are not expected to have a material adverse effect on future results of operations or financial condition.

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

     Operator, which operates the Gold Rush, the Lucky Longhorn and the Pelican Palace Video Poker casinos, has been granted a license as a Device owner by the Division, and River Port LLC has applied for a license as a Device owner by the Division for operation of the River Port video poker casino. Prior to terminating the lease with Operator for the Gold Rush video poker casino, Ozdon will be required to obtain a license as a Device owner or will be required to enter into a lease or operating agreement with another person or entity who maintains a license as a Device owner. Under the terms of the Louisiana Act, licenses expire at midnight on June 30 of each year and must be renewed annually through payment of certain fees and continued compliance with the suitability requirements of the Louisiana Act. All license fees must be paid on or before May 15 in each year licenses are renewable. The Company believes Operator has timely submitted its renewal applications, but there is a backlog existing at the Division and the Division is behind in reviewing applications, including the application of Operator. See, also, "License Renewal Process", above, for a discussion of the renewal examination to which Operator is presently subject and the possible results thereof if the Operator is found not to meet the residency requirements.

     The Gaming Control Board may deny, impose a condition or fine, suspend or revoke any license, renewal, or application for a license for violation of any rules and regulations of the Gaming Control Board or Division or any violations of the Louisiana Act. Fines for violations of gaming laws or regulations may be levied against the licensees and the persons involved. In addition, the licensees could be subject to separate fines for each violation of the gaming laws. The Louisiana Act states that a license issued by the Gaming Control Board is a pure and absolute privilege. The issuance, condition, denial, suspension or revocation of a license is at the discretion of the Gaming Control Board in accordance with the provisions of the Louisiana Act. A license is not property or a protected interest under the constitution of either the United States or the State of Louisiana. Suspension or revocation of the license of Operator or the failure of River Port LLC to be approved for a license could have a material adverse effect upon the business of the Company.

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

     In order for a corporation or limited liability company like the Company, Ozdon, Operator or River Port LLC to be licensed by the Gaming Control Board, it must be demonstrated that a majority of the corporation or limited liability company is owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application. See "License Renewal Process", above, for a discussion of the renewal examination to which the Company and Operator are presently subject and the possible results thereof if the Operator is found not to meet the residency requirements.

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

      Establishment License. The Louisiana Act also provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of Devices within the Establishment. The Establishment license is typically granted to the owner of the truck stop facility, but may also be granted to a lessee of the facility. The owners are the Establishment licensees for the Pelican Palace and the Lucky Longhorn. Ozdon is the Establishment licensee for the Gold Rush. River Port LLC has applied for the Establishment license for River Port.

     Establishment licenses are also subject to annual renewal at the same time Device owner licenses are renewable, and the payment of an annual fee. The Gaming Control Board has the same authority to deny, suspend, condition or revoke an Establishment license, and to conduct investigations (including investigations of all parties deriving a share of gaming revenue), as it does for Device owner licenses. As with the Device owner license, the Establishment license is a pure and absolute privilege. The loss by Ozdon or River Port LLC of their respective Establishment licenses, or the loss of the Establishment licenses by the Establishment licensees for the Pelican Palace and the Lucky Longhorn, would have a material adverse effect upon the business of the Company.

     The Gaming Control Board has issued a directive to the Division to strictly enforce the requirements of the Louisiana Act which require the Establishment Licensee to be in control of the fuel operations at the truck stop. The determination whether the Establishment Licensee has satisfied such control requirements involves various subjective criteria and the determination is not easily predictable. It is possible that the Gaming Control Board or the Division could interpret these subjective criteria in such a manner to conclude that the Establishment Licensee at one or more of the truck stops in which the Company has an interest was not in compliance, in which case their Establishment license could be revoked, which would also result in the Operator or River Port LLC, as applicable, losing its ability to operate the video poker truck stop casino at such truck stop. The Company has reviewed arrangements between the Establishment Licensees and the fuel operators at the existing truck stops in which the Company has an interest in an attempt to determine whether they are in compliance or whether modifications need to be made to bring them into compliance. There can be no assurance that the Gaming Control Board or the Division might not have a different interpretation than the Company or Establishment licensee with regard to such arrangements and their compliance with the fuel operations control requirement.

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

     In addition to raising the franchise payment, the Louisiana legislature also adopted additional standards to be satisfied for a truck stop facility to be considered a qualified truck stop facility for placement of video poker devices. These standards include strict compliance with the parking area requirements for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring access to repair facilities; and requiring certain other amenities be available for truck drivers. Under the new law, operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 1999, each of Gold Rush, Luck Longhorn, Pelican Palace and River Port Truck Stops satisfied these additional criteria.

     The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities had until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales, as follows: (i) up to 50 devices if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel, (ii) up to 40 devices if sales equal at least 75,000 gallons, but are less than 100,000 gallons, per month and 30,000 of such gallons are diesel, and (iii) up to 35 devices if sales equal at least 50,000 gallons, but are less than 75,000 gallons, and 10,000 of such gallons are diesel. During the grandfather period for existing licensed facilities (which expired January 1, 1996), facilities were required to average monthly sales of at least 25,000 gallons per month, commencing October 1994, in order to continue operating video poker devices at the facility. As of December 31, 1999, the truck stop facilities at the Gold Rush, Lucky Longhorn and Pelican Palace satisfied the fuel sales necessary to allow the operation of the maximum number of 50 devices. The truck stock facility at River Port has current fuel sales sufficient to allow a maximum of 40 video poker devices. It is anticipated that the Division will review fuel sales at truck stops on a quarterly basis to determine whether the average monthly fuel sales volumes are being satisfied for the number of devices operated, and, if not, the number of operating devices will be reduced until the next quarterly review. The reduction in the number of devices operated at any of the truck stop casinos in which the Company has an interest could have an adverse effect on the cash flow of the Company if the level of fuel sales cannot be increased to reach the former level of devices maintained, although such effect will be mitigated by the fact that rarely are all devices in a location in operation at the same time.

     There has been during the past several years a perceived increase in anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians. In April 1996, the Louisiana Legislature approved a local-option bill which gave the voters in each parish the right to decide during the November 5, 1996, general election what forms of gaming they want to continue in their parish. At this general election, all parishes in which video poker casinos were operated in which the Company had an interest voted to continue truck stop video poker, but two parishes voted to discontinue video poker casinos which will result in the closure of various taverns and the loss of various video poker devices. The Company believes there is continuing anti-gaming sentiment prevailing within certain segments of the population and with certain politicians. From time to time bills are proposed in the legislature to restrict or terminate truck stop video poker casinos, and the Gaming Control Board and Division are interpreting very strictly various regulatory requirements which sometimes involve subjective criteria, which interpretations may result in the loss of licenses by certain licensees. The Company cannot predict whether anti-gaming sentiment or any future proposed legislation will result in further changes to the gaming laws of Louisiana, or an outright ban on certain forms of gaming, including truck stop video poker casinos. The State of Louisiana and the local parishes generate substantial revenues from license fees and taxes on the gaming industry, so the loss of portions of these revenues would most likely be carefully examined in connection with any future proposed limitations on gaming. The Company continues to monitor these proceedings and provides input as appropriate. The Company also continues to review other gaming opportunities outside Louisiana, and other non-gaming opportunities, for purposes of diversification.

     The Gaming Control Board has undertaken a review of all licensees operating video poker casinos. The Company is aware of at least two operators who have lost their licenses on the grounds they were not in compliance with Louisiana requirements. The Operator is being examined as part of this process. See "License Renewal Process", above, for a description of this examination and the possible results thereof. River Port LLC submitted its license application to the Attorney General's office on March 29, 2000 and is awaiting communication from the Attorney General and the Gaming Control Board.

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

     Federal Regulation

     Operator is required to file, and River Port LLC will be required to file, annually with the United States Department of Justice under the Gambling Devices Act of 1962. The Company believes all currently required filings have been made although it has no control over such annual filing compliance.

Restrictions on Stockholders; Mandatory Disposition if Found Unsuitable

     The Louisiana Act requires holders of 5% or more of the Company's Common Stock to meet the suitability requirements applicable for the types of licenses held or to be held by Ozdon, Operator or River Port LLC, and, if required by the Division, to file a license application with the Division. Failure to meet such suitability requirements or file any required application can result in suspension or forfeiture of the Louisiana licenses. Other states grant their gaming commissions the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership. Furthermore, certain of these states provide that any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the gaming commission of such state may be guilty of a crime. Any person who fails or refuses to apply for a finding of suitability or a license within a specified number of days after being ordered to do so by an applicable gaming commission may be found unsuitable. In addition, certain of these states provide that if any owner of voting securities is found to be unsuitable, such owner must immediately surrender all securities to the Company, and the Company must refund any money or other thing of value that may have been invested in or made use of by the Company.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     Ozdon owns the Gold Rush truck stop facility and the building in which the video poker casino is operated. This property is subject to a mortgage having a remaining principal balance of $382,109 at December 31, 1999, and which requires monthly payments of principal and interest of approximately $22,814 through June 20, 2001, at which time the note will be paid in full. This property is further described under Item 1- - "Description of Business -- Operation of Truck Stop Facilities" and "-- Operation of Video Poker Casinos". Reference is hereby made to these sections for a description of this property and the Company's various rights relative to this property.

     A description of the various agreements under which Operator operates and manages the Pelican Palace truck stop facility and operates the truck stop video poker casinos at the Gold Rush, Pelican Palace and Lucky Longhorn, and a description of the River Port lease, is also included under Item 1--"Description of Business -- Development of River Port Truck Stop", "--Operation of Truck Stop Facilities" and "--Operation of Video Poker Casinos". Reference is also hereby made to these sections for a description of those agreements and the Company's various rights relative to the truck stops.

     The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 5,645 square feet pursuant to a 72 month lease (commencing November 1996) which provides for a rental rate of approximately $5,090 per month. Until the Sale of the Cruise Business, the Company subleased approximately 2,015 square feet of its office space to International for $1,595 per month pursuant to a month to month verbal agreement. The Company presently has more office space than it needs and is attempting to sublease or assign a portion of the premises to a nonaffiliated party.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, LLC, 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator filed an appeal of this judgment. The Third Circuit Court of Appeals heard the appeal on November 6, 1998 and upheld the ruling of the trial court that the renewal option was not valid. The Company and Operator appealed to the Supreme Court of Louisiana which refused to review the Court of Appeals' decision on March 29, 1999. The Company and Operator have no further right to appeal the decision that the lease will not be renewed. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator was required to escrow 100% of the operating profit. As of March 1, 1999, Operator had placed in escrow $775,595 for the period from May 1997 through February 1999. Operator and the Company also petitioned the court to grant a management fee for services from April 30, 1997 through the date the appeal was concluded and also asserted a claim for damages for unjust enrichment against Guillory. On March 31, 1999, the parties agreed to a full settlement regarding the remaining outstanding issues including the ownership of the escrowed funds. As a result of the settlement, the Company and Operator agreed to vacate the property effective 12:01 a.m., April 1, 1999. Under the terms of the settlement, the Company and Operator received $325,000 from the escrow fund and will be entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999. All remaining claims were dismissed.

     Harry Woodall, et al v. North American Gaming and Entertainment Corporation, Civil Action No. 98-1503 S, United States District Court, Western District of Louisiana, Shreveport Division, which was removed to federal district court on August 17, 1998. This suit represented a suit for declaratory judgment by former holders of Class A Preferred

Stock seeking to have the court order that accrued dividends thereon must be paid. This suit was dismissed with prejudice by the plaintiffs in connection with the consummation of the Settlement Agreement.

     Arlington Farms, Inc., et al v. North American Gaming and Entertainment Corporation, et al, Civil Action No. 00-106-C-M2, United States District Court, Middle District of Louisiana. This suit represents a suit by certain of the plaintiffs in the Harry Woodall, et al v. North American Gaming and Entertainment Corporation lawsuit which was dismissed as part of the Settlement Agreement with the North Louisiana Group. These plaintiffs have sued the Company seeking specific performance under the Settlement Agreement to require the Company, among other things, to deliver various instruments of ownership reflecting the ownership interests of the North Louisiana Group in Operator, River Port LLC and Ozdon and to declare that the effective date of the transfer was December 17, 1998 rather than March 31, 1999, and for unspecified damages allegedly caused by the delay of the Company in delivering such ownership interests and unspecified damages allegedly caused for unspecified violations of Rule 10b-5 promulgated under the Securities Act of 1933. The Company intends to file an answer on or before April 7, 2000. The Company intends to vigorously defend any claims for damages and to require the members of the North Louisiana Group to deliver to the Company all instruments required to be delivered under the Settlement Agreement. The suit also involves a claim against E.H. Hawes, II, the President and Chief Executive Officer of the Company, and a nonaffiliated third party to set aside a second lien on the Gold Rush granted by the Company to secure the personal guaranty of Mr. Hawes and such third party guaranteeing the indebtedness of River Port LLC incurred in connection with the construction of River Port.

     See Item 1 -- "Description of Business - Purported Cash Out Merger of Company's Interests" for a discussion of an additional pending legal litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company mailed an Information Statement to it stockholders on or around December 23, 1999 pursuant to which the stockholders were informed that the Sale of the Cruise Business had been approved by written consent of five stockholders owning approximately 62.2% of the outstanding shares of Common Stock. Pursuant to the terms of the Purchase Agreement with Travelbyus, the Sale of the Cruise Business closed January 12, 2000, twenty days after the mailing of such Information Statement, with an effective date of October 1, 1999.



                     [This Space Intentionally Left Blank]

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

        Calendar Years                     Bid Price
          by Quarter                    --------------
        --------------                    High    Low
                                        --------------
1999    First                           $1/20   $1/32
        Second                           1/16    1/32
        Third                            1/25    1/32
        Fourth                           1/25    1/25


1998    First                           $1/32   $1/32
        Second                           3/16    1/32
        Third                            1/10    1/16
        Fourth                           1/16    1/20



     At December 31, 1999, the Company had approximately 3,146 common stockholders of record.

     The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000
because all 1,600,000 shares were outstanding.   The Company is $447,018 in
arrears on dividends on its former outstanding Class A Preferred Stock as of December 31, 1999. These dividends will accumulate and be payable in full prior to any distributions on the Common Stock. All shares of Class A Preferred Stock were converted into Common Stock during 1998 and there are no outstanding shares of Class A Preferred Stock and no continuing accrual of dividends upon Class A Preferred Stock.

     The Company used $1,000,223 from the proceeds of the Sale of the Cruise Business to pay past due principal and accrued interest on the promissory note payable by the Company to International. As of April 6, 2000, the Company is in arrears a total of approximately $10,000 in principal to International under the note. The note had an original principal balance of $1,400,000 and requires monthly payments of principal and interest of $50,000. Until such time as the International note is paid in full, all payments are suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which had aggregate remaining principal balances of $514,067 and accrued interest of $126,905 at December 31, 1999, and require aggregate payments of principal and interest of approximately $9,500 per month until paid in full. The subordinated debentures and the amounts unpaid are expressly made subordinate to the International note as well as other senior debt of the Company. Until the International note is paid in full and the subordinated debentures are paid in full, the Company is prohibited from paying dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources

     Present Cash Shortfall. As of April 6, 2000, the Company was in arrears a total of approximately $10,000 on the promissory note payable to International by the Company. The note had an original principal balance of $1,400,000 and requires monthly payments of principal and interest of $50,000.

     Until such time as the International note is paid in full, all payments will be suspended on the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock, which had aggregate remaining principal balances of $514,067 and accrued interest of $126,905 at December 31, 1999. These debentures require aggregate payments of principal and interest of approximately $9,500 per month until paid in full and are expressly made subordinate to the International note as well as other senior debt of the Company. The Company plans to enter into negotiations with the holders of the subordinated debentures to attempt to negotiate a revised payment schedule for all of the Company's indebtedness to such persons which will accommodate the Company's expected cash flow. Any such revised schedule will need to be flexible enough to anticipate revenue fluctuations due to seasonal changes in revenue, the restructuring of the Company's ownership, revenue and profits interests in the Operator, River Port LLC and Ozdon, and any loss of video poker devices at any of the Company's video poker casinos as a result of reduced fuel sales. The Company believes it will be able to negotiate a satisfactory revised payment schedule by the middle of the second quarter of 2000, but there can be no assurance. If not, it is possible that the Company might continue to experience certain cash shortfalls in 2000, depending on the level of revenues generated from the Company's operations. It is not possible to predict whether such cash shortfalls might be experienced.

     As described in Item 1 -- "Description of Business", the structure of Operator and River Port LLC and the various interests (including revenue and profits interests) of the Company in Operator and River Port LLC have been restructured in an attempt to satisfy certain concerns raised by the Division. The Company believes the further restructuring of Operator and River Port LLC addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator and River Port LLC for their review in connection with Operator's license renewal request and the granting of a license to River Port LLC. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator and River Port LLC, as restructured, comply with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with the Company's conclusion. Any adverse ruling by the Gaming Control Board could further compound the Company's cash flow situation and possibly result in the inability to meet its scheduled debt payments, even as revised. The Company does not believe the review will result in further material adverse changes in Operator's or River Port's structure, but it cannot predict the results of the review until the review is completed. See also, Item 1 -- "Description of Business -- Restructure of OM Operating, L.L.C.", --"Restructure of River Port Truck Stop, LLC, -- "Regulation and Licensing - Gaming Operations -- Louisiana --Establishment License" and -- "Recent Changes in Louisiana Act" for a discussion of the strict enforcement of the Louisiana Act and the perceived anti-gaming sentiment in Louisiana within certain segments of the population and with certain politicians, which sentiment may also impact the review of Operator and River Port LLC and any possible further restructuring of Operator or River Port, or even a possible loss of Operator's license to operate the video poker casinos and the inability of River Port LLC to obtain a license to operate its video poker casino.

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

     General Condition. The Company ended fiscal 1999 with $248,491 in cash and other current assets amounting to $1,766,818, including accounts receivable
(net) of $110,843 and investments in 666,667 shares of Travelbyus common stock with a value of $1,654,101 (of which 166,667 shares, or $194,101, is restricted for payment of a bonus and an advisory fee in connection with the sale of the Cruise Business). At March 1, 2000, the Company continued to own 324,906 shares of common stock of Travelbyus. On that date, the closing sale price for a share of common stock of Travelbyus on the Toronto Stock Exchange was $3.45 (US). Total liabilities were $1,797,081 at December 31, 1999, including accounts payable and accrued liabilities of $471,557, long-term notes payable of $781,369 and preferred stock dividends payable of $447,018. The Company also reflected a deferred tax liability of $97,137. The Company's liabilities decreased $4,672,347 from $6,469,428 at December 31, 1998 to $1,797,081 at December 31, 1999. This decrease was comprised primarily at a decrease in accounts payable, dividends payable, subordinated debentures and long-term debt due to the restructure of Operator, River Port LLC and Ozdon effective April 1, 1999. In addition, the Company paid approximately $915,000 on long-term debt, including the International note.

     Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1999. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes Ozdon, the Operator and River Port LLC will be able to maintain a competitive position if they are able to carefully managing expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management.

Results of Operations

     The Company's continuing operations resulted in income before taxes of $401,734 for the year ended December 31, 1999, an increase of $165,807 or 70% from income before taxes of $235,927 for the year ended December 31, 1998. The increase is primarily a result of a gain on sale of certain interests in its gaming operations (see Note 2 to the consolidated financial statements) and other assets of approximately $634,000 and a decline in interest and other non-operating expenses, offset by a decline in income from operations of $784,029. Income from operations was $318,836 (including $275,769 of income from its equity investments in gaming operations) for the year ended December 31, 1999, down from $1,102,865 for the year ended December 31, 1998.

     In addition, the Company recorded a loss from its cruise operations of $(184,531) in 1999 compared to a loss of $(404,698) in 1998. The decrease in the loss is due to the Company selling the cruise operations effective October 1, 1999 so there was a decreased operating period in 1999 and the Company reduced marketing and promotional costs in 1999.

     The Company recorded a gain on the Sale of the Cruise Business of $1,130,589, net of $297,434 of selling costs, in 1999. There was no such gain in 1998.

     Net income for the year ended December 31, 1999 was $1,302,792, an increase of 613% from the net loss of $(253,750) realized for the year ended December 31, 1998. The primary reasons for the increase are discussed above.

     The following comparisons are based on the operational results of the Company and include certain operational information from April 1, 1999 to December 31, 1999 of the gaming entities in which the Company holds an equity investment. This presentation is used to provide comparable video poker and retail operating results for the year ended December 31, 1999 to 1998.

     The following is unaudited financial information of Operator, River Port LLC and Ozdon (collectively "OM and Related Entities").

                            OM AND RELATED ENTITIES
                    SELECTED COMBINED OPERATING INFORMATION
                                  (UNAUDITED)


                              Three Months   Nine Months    Year Ended
                              Ended March   Ended December   December
                                31, 1999        31, 1999     31, 1999
                              ------------  --------------  -----------
Revenues:
     Video Poker                $4,128,171     $ 8,874,471  $13,002,642
     Truck stop and
         convenience store       1,905,456       4,207,479    6,112,935
                                ----------     -----------  -----------

                                $6,033,627     $13,081,950  $19,115,577
                                ==========     ===========  ===========

Costs of Revenue:
     Video Poker                $2,375,965     $ 4,893,709  $ 7,269,674
     Truck stop and
         convenience store       1,568,287       3,517,533    5,085,820
                                ----------     -----------  -----------

                                $3,944,252     $ 8,411,242  $12,355,494
                                ==========     ===========  ===========


     Revenues totaled $19,115,577 through December 31, 1999 compared to $24,383,294 for 1998, down 22% (including approximately $13,081,950 of revenue generated by OM and Related Entities during the nine months from April 1, 1999 to December 31, 1999, which is included in the income from equity investments for the same period in the accompanying consolidated financial statements).

Video Poker revenues totaled $13,002,642 through December 31, 1999, down $2,701,589, or 17% from 1998's $15,704,231. The primary reason for the loss in revenues is due to the discontinuation of operations at King's Lucky Lady in Port Barre, Louisiana, a decline of revenues of approximately $1,900,000, and Diamond Jubilee in New Orleans, Louisiana a decline in revenues of approximately $837,000. Revenue increases were achieved at the Pelican Palace of approximately $229,000 and at the Gold Rush of $193,000 and a revenue decrease of approximately $287,000 was realized at the Lucky Longhorn.

Retail revenues from fuel and convenience store, food and beverage operations amounted to $6,112,935 for the year ended December 31, 1999, compared to 1998's $8,679,063, a decrease of 30%. The loss of the King's Lucky Lady Truck Stop and convenience store in early 1999 resulted in a decrease of approximately $2,267,000 in revenues. Revenues increased approximately $368,000 at the Diamond Jubilee as it was in operation eight months in 1999 and four months in 1998. River Port truck stop revenues were down approximately $943,000 as the store was closed in December 1998 for reconstruction and when it reopened in 1999, was operated by a third party. River Port LLC received rental income and other fees from the operator in 1999. All other retail locations were up approximately $276,000.

Cost of revenues totaled $12,355,494 through December 31, 1999 compared to $16,221,408 for 1998, down 24% (including approximately $8,411,242 of costs of revenue generated by OM and Related Entities during the nine months ended December 31, 1999, which is included in the income from equity investments for the same period in the accompanying financial statements).

Video poker operations recorded a direct cost of revenue of $7,269,674 in 1999 and $9,091,113 in 1998, a decrease of 20%. The primary reason for the decrease in total dollars was a direct result of the decline in revenues generated as discussed above. As a percentage of video poker revenue, video poker costs decreased to 56% from 58% of revenues as a result of a decline in depreciation expense of approximately $166,000 as video poker assets become fully depreciated. Profit sharing distributions and state fees remained comparable.

Retail operations (fuel, convenience store, food and beverage) recorded cost of revenue of $5,085,820 for the year ended December 31, 1999 compared to $7,130,295 for 1998, a decrease of $2,044,475, or 29%, due to discontinued operations at King's Lucky Lady truck stop as of March 31, 1999 and the fact that in 1998 Ozdon operated the River

Port truck stop and in 1999, when reopened, a third party operated the River Port truck stop and paid Ozdon rent. As a percentage of retail revenues, total cost of revenues increased to 83% from 82%.

     In order to comply with State regulations governing truck stops, OM and Related Entities continued to be very competitive in the marketing and pricing of fuel during the year ended December 1999, in order to maintain and/or increase fuel sales. The regulations require a minimum sales level of 100,000 gallons per month per location, in order to maintain a complement of 50 video poker machines.

General operating and administrative expenses were $2,046,308 in 1999 and $7,059,021 in 1998, a decline of $5,012,713, or 71%, due to the change in ownership of the gaming operations at March 31, 1999. The Company's portion of general and administrative expenses related to OM, River Port LLC and Ozdon from April 1,1999 to December 31, 1999 is included in income from equity investments in the consolidated statement of operations. General and administrative expenses represented 34% and 29% of total revenue for 1999 and 1998, respectively. The increase as a percent of revenue is a result of a decline in revenue due to the change in ownership of the gaming operations along with an increase in corporate overhead for consulting costs.

Other income (expenses) totaled $358,667 through December 31, 1999, compared to $(866,938), up 141%.

Depreciation and amortization amounted to $320,887 for the year ended December 31, 1999 and $630,994 in 1998. The decrease is due to the change in ownership of the gaming operations and the decline in goodwill amortization upon the sale of IT Cruise effective October 1, 1999.

Interest expense was $193,340 in 1999 and $306,352 in 1998. The decrease is attributable to debt on the Gold Rush property and River Port construction that was consolidated through March 31, 1999 and is included in income from equity investment for the Company's ownership percentage from April 1, 1999 to December 31, 1999.

Net other expense was $(357,733) in 1999, compared to $(486,610) in 1998. The decrease is due to the decrease in the reserve of King's Lucky Lady operating revenue through March 31, 1999 when a settlement was reached. The Company had been reserving 100% of the income generated by King's Lucky Lady since March 3, 1998.

Income from equity investments in the amount of $275,769 was recorded beginning April 1, 1999, representing the Company's share of net income/loss in gaming and truck stop operations (see Note 2 to the consolidated financial statements).

Year 2000 Issues

     The Company made the transition through the change to the year 2000 without apparent service interruption and with no apparent effects from the year 2000 change. We will continue to monitor our information technology and non-information technology systems as well as those of our third-party vendors and suppliers. We spent approximately $23,000 during 1999 on hardware and software upgrades and approximately $15,000 for labor and testing in preparation of the change to the year 2000. We do not anticipate that material expenditures will be required in the year 2000 to further upgrade our systems, nor do we expect our third-party vendors and suppliers to have significant year 2000 problems based on our experience to date.

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

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The following table provides information as of March 1, 2000, with respect to each of the Company's directors and each executive officer:

                                                           Served as Executive
                                                               Officer or
            Name              Age         Position           Director Since
----------------------------  ---  ----------------------  -------------------

                       Directors and Executive Officers
     E.H. Hawes, II            60  Director (Chairman),                   1998
                                   President and Chief
                                   Executive Officer

     Daryl N. Snadon/(1)/      54  Director                               1994

     Richard P. Crane, Jr.     60  Director and Secretary                 1994

_______________

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

     During 1999, the Board of Directors held six meetings, and took six corporate actions by unanimous written consent. The Company has an Audit and Compliance Review Committee, but does not have a nominating or compensation committee or any committee performing similar functions.

     The Audit and Compliance Review Committee presently consists of Daryl N. Snadon. This Committee is responsible for serving in an oversight and supervisory capacity in the areas of accounting, auditing, licensing and statutory and regulatory compliance. The Committee did not hold a meeting in 1999.

     Non-officer directors of the Company were paid a fee of $500 for each meeting of the Board attended. In addition, the Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors. Messrs. Crane and Snadon were each granted options on January 20, 2000 to purchase 1,000,000 shares of Common Stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 1999.

ITEM 10.   EXECUTIVE COMPENSATION
-----------------------------------

     The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 1999. No other executive officer of the Company received remuneration in excess of $100,000 during 1999.

                           Summary Compensation Table

                                                                     Long Term
                                              Annual              Compensation-
        Name and                           Compensation             Securities           All
        Principal                      --------------------         Underlying          Other
        Position                Year   Salary         Bonus     Options or Warrants  Compensation
------------------------------  -----  ------         -----     -------------------  ------------
E. H. Hawes, II,                 1999  $   -        $   -                -           $190,000/(1)/
 Chief Executive                 1998      -            -                -             63,125/(1)/
 Officer                         1997      -            -                -             37,500/(1)/

___________________

(1)  Represents consulting fees paid by the Company.



                             Option/SAR Grant Table
                (Option/Warrant/SAR Grants in Last Fiscal Year)

                   Number of
                   Securities    Percent of
                   Underlying      Total
                   Options or  Option/Warrant                Market Price
                    Warrants     Granted to    Exercise or      on Date
                    Granted     Employees in    Base Price     of Grant     Expiration
      Name             #        Fiscal Year       ($/Sh)        ($/Sh)         Date
-----------------  ----------  --------------  ------------  -------------  ----------
  E. H. Hawes, II      -             -            $   -         $    -          -

             Aggregated Option/Warrant/SAR Exercises in Last Fiscal
                       Year and FY-End Option/SAR Values

                                                                    Value of
                                                                  Unexercised
                    Shares               Number of Securities     In-the-Money
                   Acquired             Underlying Unexercised  Options/Warrants/
                      on       Value    Options/Warrants/SARs     SARs at 1998
                   Exercise   Realized     at 1998 FY-End            FY-End
      Name             #         $                #                     $
-----------------  ---------  --------  ----------------------  -----------------

 E. H. Hawes, II     None       None              -                    $ -

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of Common Stock as of March 1, 2000, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

        Name and Address
      of Beneficial Owner                     Number of Shares        Percent
      -------------------                     ----------------        -------

      International Tours, Inc./(1)/             18,079,286              54.6
      13150 Coit Road
      Suite 125
      Dallas, Texas 75240

      Hawes Partners/(1)/                        18,079,286              54.6
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331

      E.H. Hawes, II/(1)/                        18,081,620              54.6
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331

      Lamar E. Ozley, Jr./(2)/                    2,054,329               6.2
      6306 Mill Point Circle
      Dallas, Texas  75248

      D.W. Morton, Ltd./(3)/                      2,454,354               7.4
      Delwin W. Morton
      Brevely G. Morton
      777 #. 15th Street
      Plano, Texas 75074

      Daryl N. Snadon/(4)/                        1,535,666               4.5
      15280 Addison Rd., Ste 300
      Dallas, Texas  75248

      Richard P. Crane, Jr./(5)/                  1,785,556               5.2
      530 Wilshire Blvd., Ste. 400
      Santa Monica, California 90401

      All Executive Officers and                 21,402,842              60.1
      Directors as a Group
     (3 persons)/(1)(4)(5)/

-----------------

(1) International Tours, Inc. ("International") owns 18,079,286 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. Hawes Partners is a partnership owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 18,079,286 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions.

(2) Includes 12,000 shares owned of record and beneficially by Mr. Ozley's spouse, and 100,000 shares owned of record by his spouse as custodian for their minor son under the Uniform Transfer to Minors Act. Mr. Ozley disclaims beneficial ownership of these 112,000 shares.

(3) D. W. Morton, Ltd. is a Texas limited partnership for which Delwin W. Morton and his wife, Brevely G. Morton, serve as general partners. D.W. Morton, Ltd. owns of record and beneficially 1,610,100 shares of Common Stock. Mr. and Mrs. Morton may direct the voting, or share in the direction of the voting, of these shares and, therefore, are deemed to
     beneficially own these shares with D. W. Morton, Ltd.   Mrs. Morton owns of
     record and beneficially 844,254 shares of Common Stock. Mr. Morton and D.W. Morton, Ltd. disclaim beneficial ownership of the shares owned by Mrs. Morton.

(4) Includes a vested option to acquire 1,000,000 shares and 535,666 shares pledged as collateral on a note payable to Mr. Snadon's former wife.

(5)  Includes vested options to acquire 1,500,000 shares.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

     Overhead Sharing Agreement. The Company and International have agreed to an overhead sharing arrangement pursuant to which the Company subleases approximately 2,015 square feet of office space to International in the Company's principal executive offices for a monthly rental of $1,595, and reimburses International for the portion of the salaries of International's employees attributable to services performed by them for GalaxSea and I.T. Cruise. During 1999 and 1998, the Company paid approximately $79,000 and $38,000, respectively, in salary and employee reimbursements to International, and International paid $22,095 in rent to the Company during 1999 and $19,100 during 1998.

     Guarantees of Indebtedness of River Port LLC. The Company has guaranteed all of the $2.0 million loan from Cottonport Bank to River Port LLC for construction of the River Port Truck Stop, Williams and his spouse have guaranteed $1,000,000 of such loan, and $750,000 is guaranteed by E.H. Hawes, II and A. Keith Weber. The guarantee by Hawes and Weber is secured by a second lien on the Company's Gold Rush property.

     Consulting Fees.  On May 16, 1997 (but to be retroactive to January 1,
1997), the Company entered into a Consulting Agreement with E.H. Hawes, II, pursuant to which the Company paid Mr. Hawes $6,250 per month for providing various consulting services to the Company. This Consulting Agreement was terminated effective January 14, 1998 after Mr. Hawes was appointed Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes has continued to provide consulting services to the Company and was paid $190,000 and $63,125 in consulting fees during 1999 and 1998, respectively. The Company has agreed to pay Mr. Hawes $200,000 during fiscal 2000 for consulting services and expense reimbursements.

     International Note. As discussed under Item 5--"Market for Common Equity and Related Stockholder Matters" and Item 6--"Management's Discussion and Analysis or Plan of Operation", the Company paid International $725,223 in 1999 and $275,000 in 2000 pursuant to a promissory note in the original principal amount of $1,400,000, and the Company is in arrears in the amount of approximately $10,000 at April 6, 2000.

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

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------

     10.1.1 Operating and Financing Agreement dated July 21, 1993 between OM and Curray Corporation relating to the Pelican Palace filed as Exhibit 10.27.1 to the Form S-4 and incorporated herein by reference.

     10.1.2 Letter Agreement dated September 21, 1993 between OM and Mary Merrell Fountain relating to the Pelican Palace filed as Exhibit 10.27.2 to the Form S-4 and incorporated herein by reference.

     10.1.3 Commercial Lease dated February 14, 1994 between Tobacco Plus, Inc. and OM and Curray Corporation relating to the Pelican Palace filed as Exhibit 10.27.3 to the Form S-4 and incorporated herein by reference.

     10.1.4         Lease dated February 18, 1994 between Albert and Jay, Inc.
                    and OM relating to the Pelican Palace filed as Exhibit
                    10.27.4 to the Form S-4 and incorporated herein by reference.

     10.1.5 Collateral Promissory Note dated July 21, 1993 in the original principal amount of $1,450,000 payable by Curray Corporation to OM filed as Exhibit 10.27.5 to the Form S-4 and incorporated herein by reference.

     10.1.6 Collateral Mortgage dated July 21, 1993 between Curray Corporation and OM relating to Exhibit 10.27.5 filed as
                    Exhibit 10.27.6 to the Form S-4 and incorporated herein by reference.

     10.1.7 Notarial Endorsement and Assignment of Note dated October 29, 1993 relating to Exhibit 10.27.5 filed as Exhibit
                    10.27.7 to the Form S-4 and incorporated herein by reference.

     10.1.8 Consent dated April 20, 1994 relating to the Pelican Palace filed as Exhibit 10.14.1 to the Form S-4 and incorporated herein by reference filed as Exhibit 10.27.8 to the Form S-4 and incorporated herein by reference.

     10.2.1         Commercial Lease dated April 28, 1992 between OM and T.B.
                    Guillory, Inc. and Bill Guillory relating to King's Lucky Lady filed as Exhibit 10.28.1 to the Form S-4 and incorporated herein by reference.

     10.2.2 Consent dated April 21, 1994 relating to King's Lucky Lady filed as Exhibit 10.28.2 to the Form S-4 and incorporated herein by reference.

     10.3.1 Act of Contract and Agreement dated June 5, 1992 between The Longhorn Club, Inc., The Longhorn Truck & Car Plaza, Inc., D.M.L. Cattle Company, Inc., Dorothy M. Leach, Charles R. Cotton, Southern Trading Corporation and OM relating to the Lucky Longhorn filed as Exhibit 10.29.1 to the Form S-4 and incorporated herein by reference.

     10.3.2 Amendment to Act of Contract and Agreement dated July 15, 1992, amending Exhibit 10.29.1 filed as Exhibit 10.29.2 to the Form S-4 and incorporated herein by reference.

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------

     10.3.3 Act of Contract between OM and Southern Trading Corporation dated June 5, 1992 relating to Exhibit 10.29.1 filed as
                    Exhibit 10.29.3 to the Form S-4 and incorporated herein by reference.

     10.3.4 Assignment dated February 15, 1993 between OM and Southern Trading Corporation relating to Exhibit 10.29.1 filed as
                    Exhibit 10.29.4 to the Form S-4 and incorporated herein by reference.

     10.3.5         Assignment dated June 22, 1993 between OM and John F.
                    DeRosier relating to Exhibit 10.29.1 filed as Exhibit
                    10.29.5 to the Form S-4 and incorporated herein by reference.

     10.3.6 Consent dated May 1, 1994 relating to the Lucky Longhorn filed as Exhibit 10.29.6 to the Form S-4 and incorporated herein by reference.

     10.4.1 Amended and Restated Articles of Organization of OM Operating, L.L.C. filed as Exhibit 10.32.1 to the Form S-4 and incorporated herein by reference.

     10.4.2 Corrected Operating Agreement of OM Operating, L.L.C. filed as Exhibit 10.32.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.5 License Agreement dated effective December 15, 1995 between the Company and Operator licensing sales of alcoholic beverages at the Pelican Palace filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.6 Option Agreement dated January 17, 1996 between the Company and Richard P. Crane, Jr. representing 500,000 shares of Common Stock filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

     10.7.1 Stock Purchase and Registration Rights Agreement dated July 1, 1996 between the Company and New Orleans Video Poker Company, Inc. ("NOVP"), filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     10.7.2 Sublease Agreement dated July 1, 1996 between OM Operating Company, LLC ("Operating") and NOVP filed as Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     10.7.3 Consent to Sublease entered into as of October 7, 1996, by and between Operating, NOVP and Stanley Doussan filed as
                    Exhibit 10.1.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------


     10.8 License to Operate Video Poker Casino dated effective December 15, 1995 between Operating and Ozdon Investments, Inc., relating to The Gold Rush Truck Stop filed as Exhibit
                    10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

     10.9.1 Agreement and Plan of Merger dated effective June 7, 1996, relating to the acquisition of GalaxSea and I.T. Cruise filed as Exhibit 10.1.1 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.9.2 Form of Note dated June 10, 1996 in the original principal amount of $1,400,000 payable by the Company to International relating to the acquisition of I.T. Cruise filed as Exhibit
                    10.1.2 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.9.3 Form of Security Agreement dated effective June 10, 1996 between International and the Company securing repayment of the Note filed as Exhibit 10.27.2 filed as Exhibit as 10.1.3 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.9.4 Form of GalaxSea Cruise Marketing Agreement dated May 1, 1996 between International and GalaxSea filed as Exhibit
                    10.1.5 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.9.5 Form of Cruise Marketing Agreement dated May 1, 1996 between International and I.T. Cruise filed as Exhibit 10.1.6 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.9.6 Form of Assignment between International and I.T. Cruise dated June 1, 1996 filed as Exhibit 10.1.7 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.9.7 Form of Security Agreement dated June 10, 1996 between the Company, Ozdon Investments, and Lamar E. Ozley, Jr., as Trustee for the former shareholders of Ozdon Investments, Inc. filed as Exhibit 10.1.8 to the Company's Current Report on Form 8-K dated June 10, 1996 and incorporated herein by reference.

     10.10.1        Lease Agreement dated January 17, 1997 between S.W. Day and
                    T. Joe Calloway and River Port Truck Stop, Inc. (a subsidiary of the Company) filed as Exhibit 10.28.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference.

     10.11 Operating Agreement of River Port Truck Stop, LLC between the Company and Donald I. Williams ("Williams") filed as
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.12 Amendment to Employment Agreement between River Port Truck Stop, LLC, O.M. Operating, L.L.C. and Williams filed as
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------

     10.13 Consulting and Administrative Agreement between the Company and River Port Truck Stop, LLC filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.14 Letter Agreement between the Company and Williams relating to River Port Truck Stop, LLC filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.15 Assignment and Assumption of Lease dated May 19, 1998, by and between River Port Truck Stop, Inc. and River Port Truck Stop, LLC filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

     10.16 Amendment No. One to Operating Agreement of OM Operating, L.L.C. dated effective April 15, 1998 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.17 Note dated April 15, 1998 in the original principal amount of $4,000,000 payable to the Company by Williams filed as
                    Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.18 Assignment and Security Agreement dated April 15, 1998 between the Company and Williams filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.19 Consulting and Administrative Agreement dated April 15, 1998 between the Company and Operator filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.20 Employment Agreement dated April 15, 1998 between Operator and Williams filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 15, 1998 and incorporated herein by reference.

     10.21 Release and Settlement Agreement dated February 2, 1999 by and among the parties referenced therein, together with various Exhibits thereto (but exclusive of various Schedules thereto) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 1, 1999 and incorporated herein by reference.

     10.22 Settlement Agreement dated February 2, 1999 by and among the parties referenced therein filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 1, 1999 and incorporated herein by reference.

     10.23 Convenience Store and Restaurant Sub-Lease dated January 10, 1999 between RVC Operations, L.L.C. and River Port Truck Stop, LLC filed as Exhibit 10.41 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by reference.

     Exhibit
     Number         Description of Exhibits
     ------         -----------------------

     10.24 Fuel Service and Truck Stop Operating Agreement dated January 10, 1999 between RVC Operations, L.L.C. and River Port Truck Stop, LLC filed as Exhibit 10.42 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by reference.

     *10.25 Purchase of Assets Agreement dated October 13, 1999 relating to the Sale of the Cruise Business.

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


                                    NORTH AMERICAN GAMING AND
                                    ENTERTAINMENT CORPORATION


April 14, 2000                      By:  /s/ E. H. Hawes, II, President
                                         ---------------------------------------
                                         E. H.  Hawes, II, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 14, 2000                      /s/ E. H. Hawes, II
                                    --------------------------------------------
                                    E.H. Hawes, II
                                    Director (Chairman)

April 14, 2000                      /s/ Daryl N. Snadon
                                    --------------------------------------------
                                    Daryl N. Snadon
                                    Director

April 14, 2000                      /s/ Richard P. Crane, Jr.
                                    --------------------------------------------
                                    Richard P. Crane, Jr.
                                    Director

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS
===============================================================================


Financial Statements of North American Gaming and
 Entertainment Corporation and Subisidiaries



                                                                     Page
                                                                   ---------


Independent Auditors' Report                                             F-2

Financial Statements:

    Consolidated Balance Sheet - December 31,1999                        F-3

    Consolidated Statements Of Operations - Years Ended
      December 31, 1999 And 1998                                     F-4-F-5

    Consolidated Statements Of Comprehensive Income (Loss) -
      Years Ended December 31, 1999 And 1998                             F-6

    Consolidated Statements Of Stockholders' Equity (Deficit) -
      Years Ended December 31,1999 And 1998                              F-7

    Consolidated Statements Of Cash Flows - Years Ended
      December 31, 1999 And 1998                                     F-8-F-9

    Notes To Consolidated Financial Statements                     F-10-F-27

Unaudited Financial Statements of OM and Related Entities

Introduction to Unaudited Financial Statements                          F-28

Financial Statements:

    Combined Balance Sheet - December 31,1999                           F-29

    Combined Statement Of Operations And Equity -
      Year Ended December 31, 1999                                      F-30

    Combined Statement Of Cash Flows - Year Ended
      December 31, 1999                                                 F-31

    Notes To Combined Financial Statements                         F-32-F-40

Independent Auditors' Report



To the Stockholders
North American Gaming and Entertainment Corporation


We have audited the accompanying consolidated balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Gaming and Entertainment Corporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



                                                /s/ Sartin Fischbein & Co.


March 2, 2000, except for Notes 2, 8, and 9
  which the date is April 6, 2000
Tulsa, Oklahoma


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
======================================================================================================
December 31,                                                                                      1999
------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:

Cash                                                                                       $   248,491
Accounts receivable, net of allowance for doubtful accounts of $32,206                         110,843
Investment in available-for-sale securities                                                  1,460,000
Investments - restricted                                                                       194,101
Prepaid expenses                                                                                 1,874
                                                                                           -----------

Total Current Assets                                                                         2,015,309
                                                                                           -----------
Furniture And Equipment, net of accumulated depreciation                                        21,309
                                                                                           -----------
Other Assets:

Deposits                                                                                         3,246
Investments - other                                                                            382,479
                                                                                           -----------

Total Other Assets                                                                             385,725
                                                                                           -----------
Total Assets                                                                               $ 2,422,343
                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued liabilities                                                   $   471,557
Deferred tax liability                                                                          97,137
Preferred stock dividends payable                                                              447,018
                                                                                           -----------

Total Current Liabilities                                                                    1,015,712

Notes Payable - long-term                                                                      781,369
                                                                                           -----------

Total Liabilities                                                                            1,797,081
                                                                                           -----------

Commitments And Contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
  1,600,000 shares authorized, no shares issued and outstanding                                      -
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series "B", 8,000,000 shares designated, no shares issued and outstanding                          -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
  shares issued                                                                                417,886
Additional paid-in capital                                                                     466,959
Treasury stock, 8,667,632 shares, at cost                                                     (111,676)
Accumulated other comprehensive income                                                         548,562
Accumulated deficit                                                                           (696,469)
                                                                                           -----------

                                                                                               625,262
                                                                                           -----------

Total Liabilities and Stockholders' Equity                                                 $ 2,422,343
                                                                                           ===========

                                      F-3
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
======================================================================================================
Years Ended December 31,                                                            1999          1998
------------------------------------------------------------------------------------------------------
Revenue:
Video poker                                                                   $4,128,171   $15,704,231
Truck stop and convenience store                                               1,905,456     8,679,063
                                                                              ----------   -----------

                                                                               6,033,627    24,383,294
                                                                              ----------   -----------
Costs And Expenses:
Video poker:
Cost of revenue                                                                2,330,478     8,871,204
Depreciation and amortization                                                     45,487       219,909
                                                                              ----------   -----------

                                                                               2,375,965     9,091,113
                                                                              ----------   -----------
Truck Stop and Convenience Store:
Cost of revenue                                                                1,553,077     7,065,399
Depreciation and amortization                                                     15,210        64,896
                                                                              ----------   -----------

                                                                               1,568,287     7,130,295
                                                                              ----------   -----------

General and administrative                                                     2,036,040     7,045,782
Depreciation and amortization                                                     10,268        13,239
                                                                              ----------   -----------

Operating Income                                                                  43,067     1,102,865

Interest Expense                                                                (193,340)     (306,352)
Gain (Loss) on Sale of Assets                                                    633,971       (73,976)
Income from Equity Investments                                                   275,769             -
Other Expense                                                                   (357,733)     (486,610)
                                                                              ----------   -----------

Income Before Provision For Income Taxes                                         401,734       235,927

Provision For Income Taxes                                                       (45,000)      (84,979)
                                                                              ----------   -----------

Income from Continuing Operations                                                356,734       150,948

Discontinued Operations:

Loss from operations of cruise operations
  disposed of net of income tax expense (benefit)
  of $33,000 (1999) and $(45,000) (1998)                                        (184,531)     (404,698)

Gain on disposal of cruise operations, net of
  selling costs of $297,434 and income taxes
  of $109,000 (1999)                                                           1,130,589             -
                                                                              ----------   -----------

Net Income (Loss)                                                             $1,302,792   $  (253,750)
                                                                              ==========   ===========

                                      F-4
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIE
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED
======================================================================================================
Years Ended December 31,                                                            1999          1998
------------------------------------------------------------------------------------------------------
Earnings Per Share:
Basic:
Income from continuing operations                                            $      0.01   $         *

Loss from discontinued operations                                                  (0.01)        (0.01)

Gain on disposal of cruise operations                                               0.03             *
                                                                             -----------   -----------

Net income (loss)                                                            $      0.03   $    $(0.01)
                                                                             ===========   ===========

Basic Weighted Average Shares Outstanding                                     41,788,552    31,980,331
                                                                             ===========   ===========



*  Less than $0.01 per share.










                                      F-5
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
======================================================================================================
Years Ended December 31,                                                            1999          1998
------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                               $1,302,792   $(253,750)
                                                                                ----------  ----------

Other Comprehensive Income:
Unrealized gains on available-for-sale securities
  net of deferred income tax expense of $329,137                                   548,562           -
                                                                                ----------  ----------

                                                                                   548,562           -
                                                                                ----------  ----------

Total Comprehensive Income (Loss)                                               $1,851,354   $(253,750)
                                                                                ==========  ==========

                                      F-6
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
===================================================================================================================================
Years Ended December 31, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Additional           Accumulated                   Total
                                     Class A   Preferred              Paid-in                Other                  Stockholders'
                                    Preferred    Stock    Common      Capital    Treasury Comprehensive  Accumulated      Equity
                                      Stock   Series "B"   Stock     (Deficit)      Stock    Income        Deficit     (Deficit)
                                   ---------- ----------  --------  ------------  ------- -------------  ----------  --------------

Balance, December 31, 1997         $ 3,861,000 $  80,000  $200,957  $(3,257,112)  $      -     $      -  $(1,745,511) $  (860,666)

Conversion of 1,287,000 shares
 of Class A preferred stock into
 8,240,000 shares of common stock
                                    (3,861,000)        -    82,400    3,778,600          -            -            -             -

Conversion of 8,000,000 shares
 of preferred stock Series "B"
 into 8,000,000 shares of common
 stock                                       -   (80,000)   80,000            -           -            -           -             -

Issuance of 5,452,854 shares of
 common stock in connection with
 an anti-dilution provision
                                             -         -    54,529      (54,529)          -            -           -             -



Net loss - 1998                              -         -         -            -           -             -   (253,750)     (253,750)
                                   ----------- ---------  --------  -----------   ---------      --------  ---------   -----------

Balance, December 31, 1998                   -         -   417,886      466,959           -             - (1,999,261)   (1,114,416)

Redemption of 8,167,632 shares
 of stock at $.01 per share
                                             -         -         -            -     (81,676)            -          -       (81,676)


Purchase of 500,000 shares
of stock at $.06 per share                   -         -         -            -     (30,000)             -         -       (30,000)

Other comprehensive
income                                       -         -         -            -           -       548,562          -       548,562

Net income - 1999                            -         -         -            -           -             -  1,302,792     1,302,792
                                   ----------- ---------  --------  -----------   ---------      --------  ---------   -----------

Balance, December 31, 1999         $         - $       -  $417,886  $   466,959   $(111,676)     $548,562  $(696,469)  $   625,262
                                   =========== =========  ========  ===========   =========      ========  =========   ===========

                                      F-7
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
========================================================================================
Years Ended December 31,                                       1999            1998
----------------------------------------------------------------------------------------


Cash Flows From Operating Activities:
Net income (loss)                                           $ 1,302,792   $  (253,750)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                 320,887       630,994
  Deferred tax expense                                          176,000        39,978
  Income from equity investments                               (275,769)            -
  Gain on sale of an interest in gaming operations             (673,579)            -
  Gain on sale of cruise operations                          (1,537,023)            -
  Loss on disposal of assets                                     39,608        73,976
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                        (27,026)       72,260
     Inventories                                                (11,027)       12,685
     Prepaid expenses                                            34,966        29,891
     Deposits                                                    14,253        33,959
  Increase (decrease) in:
     Accounts payable and accrued liabilities                   185,347       180,144
                                                            -----------   -----------

Net Cash Provided By (Used In) Operating Activities            (450,571)      820,137
                                                            -----------   -----------

Cash Flows From Investing Activities:
  Purchases of property, plant and equipment                    (58,724)     (123,292)
  Cash sold in sale of assets                                  (304,286)            -
  Proceeds from sale of assets                                1,701,759             -
  Repayments by borrowers                                        47,666         1,866
  Net capital contribution to equity investments                (14,137)            -
  Purchase of intangibles                                             -        (7,410)
  Cash and restricted cash transferred under
     contractual agreement                                            -      (292,582)
  Construction of casino and truck stop                          (8,500)   (1,604,923)
                                                            -----------   -----------

Net Cash Provided By (Used In) Investing Activities           1,363,778    (2,026,341)
                                                            -----------   -----------

Cash Flows From Financing Activities:
  Purchase of treasury stock                                    (30,000)            -
  Proceeds from borrowings                                            -     1,465,409
  Payments on borrowings                                       (915,825)     (593,808)
                                                            -----------   -----------

Net Cash Provided By (Used In) Financing Activities            (945,825)      871,601
                                                            -----------   -----------

Net Decrease In Cash                                            (32,618)     (334,603)

Cash, beginning of year                                         281,109       615,712
                                                            -----------   -----------

Cash, end of year                                           $   248,491   $   281,109
                                                            ===========   ===========

                                      F-8
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
======================================================================================
Years Ended December 31,                              1999              1998
--------------------------------------------------------------------------------------
Cash Paid During The Year For:
  Income taxes, net of refunds received                $   22,000  $   107,550
  Interest                                             $  237,436  $   204,440

Non-Cash Investing and Financing Activities:

Conversion of Class A Preferred Stock to
     common stock                                      $        -  $ 3,861,000
                                                       ==========  ===========

  Conversion of Class B Preferred Stock to
     common stock                                      $        -  $    80,000
                                                       ==========  ===========

  Issuance of common stock under anti-dilutive
     provision                                         $        -  $    54,529
                                                       ==========  ===========

  Redemption of common stock, cancellation
     of debt, dividends and accrued interest
     and receipt of marketable equity securities
     in connection with the sale of assets             $1,642,149  $         -
                                                       ==========  ===========

  Unrealized gain on available for sale securities,
     net of deferred income taxes                      $  548,562  $         -
                                                       ==========  ===========

                                              F-9
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

The accompanying consolidated financial statements include the accounts of North American Gaming and Entertainment Corporation, a Delaware corporation (NAGEC), its wholly owned subsidiaries, GalaxSea Cruises and Tours, Inc. ("Galaxsea"), I.T. Cruise, Inc. ("IT"), and River Port Truck Stop, Inc. (RPI), (collectively the Company). Through March 31, 1999, the consolidated financial statements also included the accounts of OM Operating, LLC (OM), River Port Truck Stock, LLC (RPLLC) and Ozdon Investments, Inc. (Ozdon) (see Note 2). The operating agreements of OM and RPLLC state the Companies will terminate no later than December 31, 2050. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's operations for the three months ended March 31, 1999 consisted of the truck stop facilities and/or video poker casinos in five truck stops, and the video poker devices for a route of 4 bars and restaurants, all located in the state of Louisiana. From April 1, 1999 through December 31, 1999, the Company received income from its equity investments in OM, RPLLC and Ozdon (which owns the facility known as the Gold Rush Truck Stop), which operated four video poker casinos and one bar operation. The Company also operated in the cruise travel business, through September 30, 1999, when it sold its operations (see Note 3).


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


Reclassifications: Certain reclassifications have been made to the December 31,
------------------
1998 consolidated financial information in order to conform to the 1999 presentation. The reclassifications had the following effect on the 1998 net loss:

                                                           As Previously         Reclass-              Adjusted
                                                              Reported          ification         December 31, 1998
                                                         ------------------  ----------------  ------------------------

Income (loss) from continuing operations                         $(253,750)        $ 404,698                 $ 150,948
Loss from operations of discontinued segment, net                        -          (404,698)                 (404,698)
                                                                 ---------         ---------                 ---------

Net Loss                                                         $(253,570)        $       -                 $(253,750)
                                                                 =========         =========                 =========


Video Poker Revenue:  Video poker revenue is the net revenue from gaming
--------------------
activities, defined as the difference between gaming wins and losses.


                                     F-10
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (CONTINUED)

Investment Securities:  Investment securities that are held for short-term
----------------------
resale are classified as trading securities and carried at fair value. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are reported net of income taxes in accumulated other comprehensive income. Cost of securities sold is recognized using the specific identification method. Equity securities, whose trade is restricted, are carried at cost.


Furniture and Equipment:  Expenditures for furniture and equipment are recorded
------------------------
at cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

Depreciation is provided over the estimated useful lives of assets, which range from 5 to 7.5 years, using an accelerated method for financial accounting purposes.


Long-Lived Assets:  Long-lived assets to be held and used in the Company's
------------------
business are reviewed for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.


Income Taxes:  The Company uses the asset and liability method of accounting for
-------------
income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax consolidated basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated U. S. Federal tax return. OM and RPLLC are not subject to income taxes. Income or loss is required to be included in the income tax returns of the members.


Concentration:  Video poker revenue represents approximately 64% of the
--------------
Company's operating revenue for the year ended December 31, 1998. During the year ended December 31, 1999, video poker revenues represent approximately 68% of operating revenues of its minority owned casino operations. Failure to comply with Louisiana gaming regulations regarding Video Poker could result in license revocation (see Note 9).





                                     F-11
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (CONTINUED)

Basic Earnings Per Share:  Basic earnings per share of common stock was computed
-------------------------
by dividing income applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted earnings per share are not presented because all potential common shares are anti-dilutive.


Fair Value of Financial Instruments:  The carrying amounts of financial
------------------------------------
instruments including cash, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 1999 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 1999 because interest rates on these instruments approximate market interest rates.


Recently Issued Accounting Pronouncements:  In June of 1998, the FASB issued
------------------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 addresses the accounting for derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated and documented under the provisions of this statement. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.


2.  MINORITY INTERESTS

OM Operating L.L.C. (OM):  In 1994 the Company contributed to OM its assets and
-------------------------
liabilities related to the operation of the video draw poker gaming devices. Donald I. Williams (Williams), an employee of the Company, contributed $100 to OM as his capital contribution. OM was formed to facilitate compliance with Louisiana law which requires the operator of video poker devices in truck stops to be at least majority owned by Louisiana residents.

Through April 15, 1998, the Company received a gross income allocation equal to 20% of OM's gross gaming income generated from the operation of the video poker gaming devices. Gross gaming income is defined as total money played in all devices, less all payouts on winnings to players and less all gaming and device taxes and fees payable to the State of Louisiana.

Application of the above provisions of the Operating Agreement of OM resulted in 100% of the net income being allocated to the Company and 0% being allocated to Williams for the period from January 1, 1998 to April 15, 1998.


                                     F-12
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

Effective April 15, 1998, the Company and Williams entered into Amendment Number One (the "Amendment") to the Operating Agreement of OM.

The Company contributed to OM its right to the 20% gross income allocation in exchange for 99% of the ownership interest in OM, and simultaneously assigned 50% of the ownership interests in OM to Williams in exchange for a $4,000,000 nonrecourse note (the "Note") payable by Williams to the Company. Immediately thereafter Williams owned 51% and the Company owned 49% of the ownership interests in OM, the Company no longer had the 20% gross income allocation and Williams owed the Company $4,000,000 pursuant to the Note. The Note was payable solely from cash flow distributions made by OM to Williams from five video poker casinos, truck stops, and route operations operated by the Company and OM (less an amount to allow Williams to pay his federal and state income taxes on OM's net taxable income), and was secured by his 51% ownership interest and all cash flow distributions made to him with respect to the five existing video poker casinos, truck stops and route operations. The principal balance of the Note was automatically reduced pro-rata (at percentages agreed upon based on 1997 net operating income of each of the five locations) if OM lost the right to operate any of the five locations.

Until the Note was paid in full, the Company had the right to remove and appoint a new manager of OM with the concurrence of Williams, and must at the request of Williams remove and replace any such manager who fails to satisfactorily perform his dutires. Once the Note had been paid in full, the manager would be elected by the owners of at least 65% of the ownership interest in OM.

In conjunction with the restructuring of OM, the Company and OM entered into a five year Consulting and Administrative Agreement (see Note 11) pursuant to which the Company would receive a fee of $400,000 per year.

Additionally, Williams and OM entered into a five year Employment Agreement pursuant to which Williams would receive an annual salary of $250,000 (see Note
11).

The Company agreed to lease to OM the land and buildings constituting The Gold Rush Truck Stop for payments of $400,000 per year expiring April 15, 2008 (see
Note 11).

Under the Amendment, Williams and the Company were allocated 51% and 49%, respectively, of the profits and losses of OM after deducting Williams' salary, the consulting fee and rent on the Gold Rush Truck Stop. The allocated profits of Williams were payable to the Company as a reduction of accrued interest on the Note and then principal until such time as Williams allocation of profits was sufficient to pay-off the Note.

Application of the above provisions of the Amendment resulted in 100% of the net income being allocated to the Company and 0% to Williams for the period from April 15, 1998 to December 31, 1998, and for the period from January 1, 1999 to March 31, 1999. The principal balance outstanding on the Note at December 31, 1998 and March 31, 1999 remained at $4,000,000.


                                     F-13
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

The restructure under the Amendment included an assignment of ownership interests by the Company which did not qualify for sale treatment under applicable accounting rules until Williams' share of distributions of cash flow resulted in sufficient payments on the Note to make significant reductions thereof. Because of this, the assignment transaction and resulting $4,000,000 Note were not reflected in the consolidated financial statements. The Company continued to consolidate the operations of OM until significant payments were made on the Note.


River Port Truck Stop,LLC (RPLLC):  During 1998, the Company and Williams agreed
----------------------------------
to form RPLLC to pursue development, construction, ownership and operation of a truck stop and video poker facility. RPLLC was owned 49.9% by the Company and 50.1% by Williams.

In May 1998, RPI assigned RPLLC its lease on a truck stop facility and, on July 21, 1998, the Company and Williams entered into an Operating Agreement to govern the operations of RPLLC. Until the Note was paid in full, the Company had the right to remove and appoint a new manager of RPLLC with the concurrence of Williams, and must at the request of Williams remove and replace any manager who fails to satisfactorily perform his duties. Once the Note had been paid in full, managers would be elected by the owners of at least 65% of the ownership interests in RPLLC.

In conjunction with the Operating Agreement of RPLLC, the Company and RPLLC entered into a five year Consulting and Administrative Agreement (see Note 11) pursuant to which the Company would receive a fee of $50,000 per year.

Additionally, Williams, RPLLC and OM also entered into an Amendment to the Employment Agreement (see Note 11) pursuant to which Williams agreed to perform the same services for RPLLC as he performed for OM under the Employment Agreement and pursuant to which OM and RPLLC agreed to split his annual salary of $250,000 pro rata based on the number of truck stop video poker casinos operated by each entity.

Williams and the Company were allocated 50.1% and 49.9%, respectively of the profits and losses of RPLLC. Notwithstanding the above, each members' distributive share of income, gain, loss, deduction or credit was allocated to the Company and Williams' first to member accounts in order to cause the accounts to approximate the 49.9% and 50.1% ownership percentages, respectively, and then in proportion to the members' respective ownership percentage.

Application of the above provisions of the RPLLC Operating Agreement resulted in 100% of the net losses being allocated to the Company and 0% to Williams for the period from July 21, 1998 to December 31, 1998 and for the period from January 1, 1999 to March 31, 1999.




                                     F-14
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

Restructure of OM and RPLLC:  In order to respond to additional concerns of the
----------------------------
Louisiana gaming regulators (see Note 9) related to the Amendment to the Operating Agreement and the RPLLC Operating Agreement, the Company and Williams executed Amendment Number Two to the Operating Agreement and Amendment Number One to the RPLLC Operating Agreement in February 1999 ("the Amendments").

The Amendments were effective April 1, 1999 and effectively canceled the Note and the Company's contribution of the 20% gross income allocation. In addition, Williams agreed to cancel his subordinated debenture in the amount of $103,651 (including accrued interest), return an aggregate of 2,553,000 shares of common stock of the Company owned by Williams and entities related to Williams, to cancel $78,000 of accrued dividends on Class A Preferred Stock, contribute .1% interest in RPLLC to the Company, and pay the Company cash ranging from $150,000 to $300,000. The Amendments terminated the Company's 20% gross income allocation in OM and caused it to contribute operating assets and liabilities of two truck stops and three restaurants to OM as of March 31, 1999. Thereafter, all profit and loss of OM and RPLLC will be allocated to the members based on each members' ownership as detailed below.

Concurrent with the Amendments, the Company entered into an agreement with 10 former Class A Preferred Stockholders (former stockholders) whereby the Company agreed to transfer 50% of its interest in all gaming operations (including OM, RPLLC, and Ozdon) to the former stockholders. In consideration, the former stockholders agreed to cancel their subordinated debentures in the amount of $338,837 (including accrued interest), return an aggregate of 5,614,632 shares of common stock, and cancel $255,072 of accrued dividends on Class A Preferred Stock.

As of April 1, 1999, ownership of OM, RPLLC and Ozdon were as follows:

                                   Former
                  Company       Stockholders     Williams      Total
                 ---------     --------------   ----------    ---------

OM                  24.5%            24.5%         51.0%         100.0%
RPLLC               25.0%            25.0%         50.0%         100.0%
Ozdon               50.0%            50.0%            -          100.0%

The Amendments constituted a transfer of ownership interest and control in all of the Company's gaming operations. The transfer became effective April 1, 1999. At that time, the Company began recording its investment in OM, RPLLC and Ozdon (collectively referred to as the "Operator" from April 1, 1999 to December 31, 1999) under the equity method.

The Company's investment in the equity of OM, RPLLC and Ozdon are as follows at December 31, 1999:

          OM                                $271,978
          RPLLC                             (36,477)
          Ozdon                              146,978
                                           ---------

                                            $382,479
                                            ========



                                     F-15
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

The following is a condensed unaudited combined balance sheet for OM, RPLLC and Ozdon as of December 31, 1999 and the condensed unaudited, combined statement of income for the year then ended.

                        CONDENSED COMBINED BALANCE SHEET
                                  (UNAUDITED)
                               December 31, 1999


Assets                                                                        Total
                                                                          --------------

Cash                                                                          $  808,000
Restricted cash                                                                  136,000
Accounts receivable, net                                                         179,000
Prepaid expenses and other                                                       140,000
Due from related parties                                                         251,000
                                                                              ----------

                                                                               1,514,000

Property and equipment, net                                                    2,651,000
Intangibles and other, net                                                       180,000
                                                                              ----------

Total Assets                                                                  $4,345,000
                                                                              ==========


Liabilities and Equity

Accounts payable and accrued liabilities                                      $  817,000
Notes payable and current portion of long-term debt                            2,288,000
                                                                              ----------

                                                                               3,105,000

Long-term debt                                                                   147,000
                                                                              ----------

Total Liabilities                                                              3,252,000
                                                                              ----------

Equity                                                                         1,093,000
                                                                              ----------

Total Liabilities and Capital                                                 $4,345,000
                                                                              ==========

                                     F-16
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

                    CONDENSED, COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                            Year Ended
                                                                         December 31, 1999
                                                                      -----------------------

Revenues                                                                         $19,116,000
Costs of revenue                                                                  12,356,000
General and administrative                                                         5,207,000
                                                                                 -----------

Operating income                                                                   1,553,000

Interest expense, net                                                               (230,000)
Other expense, net                                                                  (438,000)
Income taxes                                                                         (76,000)
                                                                                 -----------

  Net income                                                                     $   809,000
                                                                                 ===========

On March 24, 2000, the other two members of OM and RPLLC purportedly voted to merge another limited liability company into each of OM and RPLLC and buyout the Company's interest in each for $375,000 and $50,000, respectively. The Articles of Organization or Operating Agreement require that a member's interest may not be changed and the Articles of Organization may not be amended without unanimous consent of all members. The Company voted against the purported merger and buyout and subsequently filed a lawsuit to nulify the mergers and buyout.


3.  DISCONTINUED OPERATIONS

Effective October 1, 1999, the Company sold its cruise operations, including fixed assets, tradenames and other intangibles and cruise deposits, and the stock of IT for $1,360,127 and 666,667 shares of the purchaser's common stock with a fair market value of $ 776,401. The purchaser's common stock is listed on the Toronto Exchange.

Net sales from cruise operations for the nine months ended September 30, 1999 and the year ended December 31, 1998 were $ 685,219 and $966,442, respectively. These amounts are not included in revenues in the accompanying consolidated statements of operations, but are included as part of discontinued operations.

Assets and liabilities of the cruise operations sold consisted of the following at September 30, 1999:


              Furniture and equipment       $ 23,771
              Tradenames and intangibles     529,456
              Cruise deposits                 26,548
                                            --------

              Net assets disposed of        $579,775
                                            ========



                                     F-17
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

3.  DISCONTINUED OPERATIONS (CONTINUED)

In connection with the sale, the Company had agreed to pay an officer of the Company 10% of the proceeds (excluding the amount paid for cruise deposits), totaling $133,333 and transfer 10% of the purchaser's common stock, or 66,667 shares with a fair market value of $77,334, as a bonus and to repurchase 500,000 shares of common stock at $.06 per share. Additionally, the Company agreed to transfer 100,000 shares of the purchaser's common stock with a fair market value of $116,767 to a consultant as an advisory fee.

At December 31, 1999, the Company had paid an officer bonuses of $96,000, leaving accrued bonuses of $7,333 and had paid $30,000 for the repurchase of the 500,000 shares of common stock. In addition, the Company had accrued both the consultant and officers' costs of $194,101 related to the purchaser's common stock. The shares of the purchaser's common stock used for costs were transferred after December 31, 1999 (see Notes 4 and 6).

In addition, the Company paid $19,730 of other costs related to the sale of Galaxsea and IT Cruise.


4.  INVESTMENT SECURITIES

Investment securities which are all considered available-for-sale were summarized as follows at December 31, 1999:


       Marketable equity securities, at cost              $  580,000
       Unrealized gains                                      880,000
                                                          ----------

       Marketable equity securities, fair market value    $1,460,000
                                                          ==========

In addition, the Company has marketable equity securities with an original cost of $194,101 which are restricted to be distributed to an officer and consultant in satisfaction of commissions on the sale of discontinued operations (see Note
3).

Subsequent to December 31, 1999, the Company sold marketable equity securities with an original cost of approximately $225,000 for a realized gain of approximately $303,000.


5.  FURNITURE AND EQUIPMENT

Furniture and equipment include the following at December 31, 1999:


Leasehold improvements                                    $  1,071
Furniture and equipment                                     76,342
                                                          --------

                                                            77,413

Less accumulated depreciation                              (56,104)
                                                          --------

Furniture and equipment - net                             $ 21,309
                                                          ========

                                     F-18
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 1999 include the following:

Trade accounts payable and other                                                 $  1,344
Accrued interest payable                                                          138,779
Accrued selling costs (Note 3)                                                    201,434
Due to related entity                                                             130,000
                                                                                 --------

                                                                                 $471,557
                                                                                 ========


7.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

                                                             Years Ended December 31,
                                                      ---------------------------------------

                                                           1999                1998
                                                      --------------  -----------------------

Current- Federal                                      $            -       $           -
Current-State                                                 11,000                        -
Deferred                                                     176,000                   39,979
                                                            --------                  -------

                                                            $187,000                  $39,979
                                                            ========                  =======

Components of the net deferred tax liability at December 31, 1999 are as follows:

Deferred tax assets:
Net operating loss carryforwards                                                $ 984,000
Other, net                                                                          7,000
                                                                                ---------

Total deferred tax assets                                                         991,000
Less - valuation allowance                                                       (759,000)
                                                                                ---------

                                                                                  232,000

Deferred tax liability:
   Unrealized gain on available-for-sale securities                              (329,000)
                                                                                ---------

Net deferred tax liability                                                      $ (97,000)
                                                                                =========

At December 31, 1999, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $9,400,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $330,000. The amounts of operating loss carryforwards expire in varying amounts through 2014. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided.



                                     F-19
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

7.  INCOME TAXES (CONTINUED)

The following is a reconciliation of the U. S. statutory tax rate to the Company's effective rate for the years ended December 31, 1999 and 1998:

                                                            1999                 1998
                                                   -----------------------  ---------------

Statutory rate                                                       34.0%          (34.0)%
Goodwill amortization                                               (16.4)            50.7
State income taxes                                                     .7                -
Other                                                                (5.7)             2.0
                                                                    -----           ------

Company's effective rate                                             12.6%            18.7%
                                                                    =====           ======


8.  NOTES PAYABLE

                                                                                                 December
                                                                                                 31, 1999
                                                                                                ---------
Note payable to International Tours, Inc. ("International") a stockholder, interest at
 9%, due January 1, 2001.  The loan is without collateral.                                      $ 267,302


Notes payable to certain stockholders, interest of 9%, payable in equal monthly installments until maturity on June 1, 2003.  The notes are unsecured and are
 subordinated to the International note.                                                          514,067
                                                                                                ---------


                                                                                                  781,369

Less: Current Portion                                                                                   -
                                                                                                ---------

Long-Term Portion                                                                               $ 781,369
                                                                                                =========

The amounts due in subsequent years are as follows:


                                                     Notes
                December 31,                         Payable
                ------------                        ---------

                2000                                 $      -
                2001                                  290,249
                2002                                   73,419
                2003                                   80,306
                2004                                   87,839
                Thereafter                            249,556
                                                     --------

                Total                                $781,369
                                                     ========


Debt Restructuring:  As of December 31, 1999, the Company was in arrears in
-------------------
payments to International, a related party, on the promissory note issued to International by the Company as partial consideration for the I.T. Cruise acquisition. The note had an original principal balance of $1,400,000, required monthly payments of principal and interest of $50,000, had an unpaid principal balance of $267,302 at December 31, 1999, and is unsecured.



                                     F-20
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================

8.  NOTES PAYABLE (CONTINUED)

Until January 2000 when the available-for-sale securities could be sold, the cash flow being generated by the Company was not sufficient to allow it to make the required payments on the International note and to continue to remain current on its other indebtedness and payables. Consequently, International agreed to allow the amounts accrued and owed to it to continue to remain outstanding (with interest accruing thereon) until January 1, 2001 when unpaid principal and interest are due in full. Until the International note is paid in full, all payments will be suspended on the subordinated debentures issued by the Company which have aggregate remaining principal balances of $514,067 at December 31, 1999. These notes normally require aggregate payments of principal and interest of approximately $9,500 per month, and are expressly made subordinate to the International note as well as other senior debt of the Company.

On April 6, 2000, the Company paid $275,000, including interest to International, leaving an outstanding balance on the note of $9,980.


9.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

License Renewal Process:  The Louisiana gaming regulators (the "Regulators")
------------------------
have undertaken the review of all licensees operating video poker casinos. The Regulators reviewed the ownership structure of the Company's video poker operations under the Amendment (see Note 2) and expressed concerns whether such structure satisfies the Louisiana residency requirements necessary to operate video poker casinos. The Company was given until February, 1999 to restructure the ownership of OM and RPLLC. The Amendments were agreed to in February 1999 and given to the Regulators for review (also see Note 2). The Company believes its structure is satisfactory, but there can be no assurance that the Regulators will concur. If the Company's ownership structure is not found to satisfy the residency requirements, the Company may have its license revoked. A revocation of the Company's license would have a material adverse effect on the Company's and its minority-owned gaming entities' business operations and financial condition.

The Regulators require the truck stop owner to maintain an "Establishment License". The holder of the Establishment License is required to maintain control over the truck stop's fuel operations. If any truck stop owners have their Establishment License revoked, it would have a material adverse effect on the Company's business operations and financial condition.


Louisiana Regulations:  The franchise payment payable by the Company and/or
----------------------
Operator to the State of Louisiana in 1999 and 1998 equals 32.5% of net gaming device revenue for truck stop casinos and 26% of net gaming device revenue for devices placed in bars and restaurants.

The Louisiana legislature adopted minimum fuel sale requirements for qualified truck stops effective July 1, 1994. The fuel sale requirements dictate the number of video poker devices that may be operated at the truck stop, based on average monthly sales. As of December 31, 1999, the Operator's three remaining gaming facilities meet the monthly fuel sales requirements to keep the maximum 50 machines allowed.



                                     F-21
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


9.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES (CONTINUED)

Louisiana Regulations (Continued):  The Company and one of its stockholders have
----------------------------------
guaranteed debt of RPLLC. The balance outstanding on the notes at December 31, 1999 was approximately $2,000,000.


Cash:  The Company maintains cash balances with financial institutions which
-----
periodically exceeds FDIC insured limits.


Litigation:  Subsequent to December 31, 1999, the Company became involved in
-----------
legal matters wherein the outcome is not readily determinable. Management feels that losses, if any, from such matter would not have a material impact on the Company's consolidated financial statements.

Should the purported buyout of the Company's interest in OM and RPLLC be upheld, it could materially affect future operating results (see Note 2).

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its consolidated financial position.


10.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has approved the authorization of 10,000,000 shares of preferred stock with attributes as determined by the Board of Directors.

The Company has also authorized 1,600,000 shares of Class A Preferred Stock.
The Class A Preferred Stock has a par value of $3.00, bears a 10% annual cumulative dividend, payable monthly and is convertible into common stock on a 1 to 1 basis.

The Class A Preferred Stock is redeemable at the option of the Company and carries a liquidation preference of $3.00 per share.

In connection with the 1996 acquisition of GalaxSea and IT Cruise, the Company redeemed 313,000 shares of Class A Preferred Stock, obtained an agreement to discontinue accruing dividends for two years and changed the conversion ratio into common stock to 6.4 to 1.

Additionally, in connection with the acquisitions of Galaxsea and IT Curise, the Board of Directors created a new series of preferred stock, Preferred Stock Series "B". The maximum shares under the series is 8,000,000. The Preferred Stock Series B has a par value of $.01, accrues no dividends and converts on a 1 to 1 basis into common stock.

During 1998, the Company converted 1,287,000 shares of Class A Preferred Stock and 8,000,000 shares of Preferred Stock Series B into 8,240,000 and 8,000,000 shares of common stock, respectively.




                                     F-22
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


10.  STOCKHOLDERS' EQUITY (CONTINUED)

In conjunction with the conversion of the preferred stock, the Company issued 5,452,854 shares of common stock to International under the terms of an anti-dilutive provision in the I.T. Cruise and GalaxSea purchase agreements. As the issuance of the stock maintains the value of the shares issued in the acquisition, the shares were recorded as a reduction of paid in capital at their par value.

During 1999, in conjunction with the restructure of the Company's gaming operations (Note 2) the Company redeemed 8,167,632 shares of common stock at $.01 per share.

During 1999, the Company repurchased 500,000 shares of common stock from an officer of Galaxsea and IT Cruise for $30,000 (Note 3).


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


Stock Options
-------------

During 1996, the Company granted an officer and one of its directors options to purchase 500,000 shares each of common stock for $.30 per share. The shares were fully vested as of the date of the grant and expire five years from the date of the grant. No options to purchase the Company's stock were issued during 1999 and 1998.

The following is a table of options granted:

                                                               Shares                   Exercise
                                                                Under                   Price Per
                                                               Option                     Share
                                                             -----------             ---------------
Balance, December 31, 1997                                     1,000,000                    $.30
   Granted                                                             -                       -
                                                               ---------                    ----

Balance, December 31, 1998                                     1,000,000                    $.30
   Granted                                                             -                       -
                                                               ---------                    ----

Balance, December 31, 1999                                     1,000,000                    $.30
                                                               =========                    ====

Subsequent to December 31, 1999, the Company granted two Board members options to acquire 1,000,000 of company stock each at an exercise price of $.03125 per share. The shares are fully vested as of the date of grant and expire five years from the date of grant.




                                     F-23
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


10.  STOCKHOLDERS' EQUITY (CONTINUED)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. There is no proforma effect in 1999 or 1998 as the Company granted no options during those years.


11.  CONTRACTS

The Operator currently has three gaming and/or truck stop establishments as well as video poker route operations in Louisiana. Through March 31, 1999, the Company consolidated the operations of the Operator (see Note 2). Therefore, the Company, through its consolidated subsidiaries, was the gaming operator until March 31, 1999 when it sold a portion of its interest in the gaming operations. The gaming contracts assign various percentages of the gaming revenues of these establishments to various property owners, lessors or lenders. When the Operator enters into a contract with an establishment, it acquires the right to place gaming devices in the establishment's truck stop facilities or bars. These agreements provide the establishments a percentage of the net gaming income. In addition, the Operator has a revenue sharing agreement on a single location (Gold Rush) which operates similar to the other gaming contracts, but Ozdon owns the truck stop facility. Below is a listing of the gaming contracts the Operator has at December 31, 1999, and a definition of terms used.


Net Gaming Income:  Video poker revenue less state franchise fees and device
------------------
fees.


Route Operators:  Individuals who count, report, and deposit the gaming income.
----------------


Route Operations:  The Operator has a gaming contract with a bar.  This contract
-----------------
provides the establishment's owners with 50% of the net gaming income.


King's Lucky Lady:  In April 1992, the Company signed an agreement for the lease
------------------
of the King's Lucky Lady Truck Stop in Port Barre, Louisiana. This lease was for a term of five years beginning on May 1, 1992, with monthly rental payments of 20% of the net revenue from the video poker machines. The Company had an option to renew the lease for three additional five-year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties.

As of March 31, 1999, the Company no longer operated King's Lucky Lady Truck Stop and the video poker casino as a result of settlement of litigation involving this truck stop. Under the terms of the settlement, the Company received $325,000 as proceeds for the sale of all video poker related equipment and inventory resulting in a loss of approximately $35,000 and were entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999.



                                     F-24
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


11.  CONTRACTS (CONTINUED)

The Lucky Longhorn Club:  During 1993, the Company purchased the right to
------------------------
operate the gaming devices of this establishment. The Company is bound by the terms of an agreement signed by the previous owner on June 2, 1992, which is for a period of ten years and provides for the establishment's owners to receive 50% of the net gaming income. In connection with the 1998 settlement of a previous dispute, the Company and/or the Operator were required to pay the property owners $3,000 per month through October 1999.


Pelican Palace:  The Company loaned approximately $1,450,000 to Curray
---------------
Corporation during 1994 for the construction of a truck stop in Vinton, Louisiana. Curray Corporation started construction in 1993 and in 1994, when the construction was completed, the Company began operating 50 video poker machines under a five year operating agreement. Under the operating agreement with Curray, 70% of the net profit from the premise's operations were dedicated to repayment of the loan from the Company with the remainder split 50% to each party. After the note was paid in full, the revenues were split 50% to each party. The operating agreement allows for three, five year renewal options.

In addition, the Company and/or Operator have agreed to pay 2% of its share of net profits to an unrelated third party for a finders fee.


Gold Rush Truck Stop:  The Operator owns this truck stop facility in addition to
---------------------
operating the gaming devices.

The Company and/or Operator are required to pay a former lender ten percent (10%) of net gaming income as long as the Company and/or Operator continue to operate the gaming establishment in St. Landry Parish, Louisiana. In addition, in the event that Ozdon is sold to an unrelated party, the agreement provides for the former lender to receive ten percent (10%) of the proceeds from the sale in excess of $265,000.


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

In August, 1998, the Company and NOVP purchased the rights to operate the truck stop fuel operations and restaurant. As of August 1999, the Operator no longer operated the Diamond Jubilee.


                                     F-25
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


11.  CONTRACTS (CONTINUED)

RPLLC:  In January 1997, RPI entered into an agreement to lease a truck stop
------
facility for a period of 50 years. The terms of the lease call for monthly base rent of $7,000 plus Additional Rent of ten percent (10%) of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be five percent (5%) and that commencing with the twenty-fifth (25th) month of video poker operations that the Additional Rent would be ten percent (10%) of Net Revenue. RPI assigned the lease to RPLLC in 1998. Construction of the River Port Truck Stop convenience store was completed in January 1999. The construction was financed with notes payable due in May 2000.

During 1999, RPLLC entered into a fifteen year operating agreement with a third party to operate the convenience store, restaurant and truck stop. The operating fees due RPLLC for the truck stop are based on gallons of gasoline sold and an escalating base rent for the convenience store.

Rent expense under the gaming leases was as follows:

                         January 1, 1999   April 1, 1999 to
                        to March 31, 1999  December 31, 1999  December 31, 1998
                        -----------------  -----------------  -----------------

Kings Lucky Lady                 $ 91,000         $        -         $  348,000
The Longhorn Club                 335,000            844,000          1,255,000
Pelican Place                     242,000            599,000            660,000
Gold Rush Truck Stop               53,000            171,000            210,000
Diamond Jubilee                   199,000            333,000            791,000
RPLLC                              21,000             63,000             84,000
                                 --------         ----------         ----------

                                 $941,000         $2,010,000         $3,348,000
                                 ========         ==========         ==========


Consulting Agreements:  In April 1998, the Company entered into a four year
----------------------
consulting agreement with OM. The agreement required OM to pay the Company an annual consulting fee of $400,000.

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


                                     F-26
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


11.  CONTRACTS (CONTINUED)

Employment Agreement:  In April 1998, OM entered into a four year employment
---------------------
agreement with Williams. The agreement required OM to pay Williams $250,000 per year for services provided.

In July 1998, the agreement was amended to require RPLLC to pay a proportionate share of the salary to Williams.

In conjunction with the restructuring of OM and RPLLC, the annual salary was reduced effective April 1, 1999 to $100,000 per year (see Note 2).


Gold Rush Truck Stop Lease:  In April 1998, Ozdon entered into a ten year,
---------------------------
triple net lease with OM to lease the truck stop and casino assets to OM. The lease called for annual base rent of $400,000.

In conjunction with the restructuring of OM and RPLLC, the lease was terminated effective April 1, 1999 and Ozdon entered into a new month-to-month lease with OM. The new lease requires OM to pay Ozdon $33,333 per month (see Note 2).


Accounting and Management Agreement:  In connection with the sale of a portion
------------------------------------
of the Company's interest in the gaming operations, the Company agreed to continue to perform certain accounting and management functions on behalf of the Operator for a monthly fee. The Company received approximately $165,000 under the agreement which is netted in other expense in the accompanying consolidated statement of operations. These functions were moved to the Operator in December 1999.


Consulting Fee:  Subsequent to December 31, 1999, the Company agreed to pay an
---------------
officer of the Company $200,000 per year as a consulting fee.


12.  EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan effective, January 1, 1998. Participation is voluntary and employees are eligible to participate upon attaining age 21 and completing one year of employment with the Company. The Company provides no matching contribution but may make a discretionary contribution which vests over six years. The Company made no discretionary contributions for the years ended December 31, 1999 and 1998.


13.  RELATED PARTY TRANSACTIONS

International owns 44% of the total common stock of the Company. The Company subleased space in its corporate office to International receiving rents of approximately $16,200 and $19,100 in 1999 and 1998.

During 1999 and 1998 the Company paid an officer of the Company consulting fees totaling $190,000 and $63,125, respectively.


                                     F-27
================================================================================

                Introduction to Unaudited Financial Statements



In the opinion of management, the following unaudited combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the finanical position of OM and Related Entities at Decmber 31, 1999 and the results of their operations and changes in cash flows for the year then ended.

OM OPERATING, L.L.C. AND RELATED ENTITIES

COMBINED BALANCE SHEET (UNAUDITED)
===============================================================================
December 31,                                                1999
-------------------------------------------------------------------------------

ASSETS

Current Assets:
    Cash                                                    $ 808,360
    Restricted cash                                           135,751
    Accounts receivable, net of allowance for doubtful
         accounts of $42,100                                  179,219
    Inventories, at cost                                       86,606
    Prepaid expenses                                           52,799
    Due from related parties                                  251,182
                                                           ----------

Total Current Assets                                        1,513,917
                                                           ----------

Property And Equipment, net of accumulated depreciation     2,651,196
                                                           ----------

Other Assets:
    Deposits                                                   47,440
    Intangibles, net                                          132,673
                                                           ----------

Total Other Assets                                            180,113
                                                           ----------

Total Assets                                               $4,345,226
                                                           ==========


LIABILITIES AND EQUITY

Current Liabilities:
    Notes payable                                          $2,000,000
    Current portion of long-term debt                         288,216
    Accounts payable                                          154,688
    Accrued liabilities                                       586,162
    Income taxes payable                                       76,000
                                                           ----------

Total Current Liabilities                                   3,105,066

Long-term debt, net of current portion                        147,014
                                                           ----------

Total Liabilities                                           3,252,080

Commitments And Contingencies

Equity                                                      1,093,146
                                                           ----------

Total Liabilities and Equity                               $4,345,226
                                                           ==========

                                     F-29


===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

OM OPERATING, L.L.C. AND RELATED ENTITIES
COMBINED STATEMENT OF OPERATIONS AND EQUITY
  (UNAUDITED)
===================================================
Year Ended December 31,                   1999
---------------------------------------------------


Revenue:
    Video poker                         $13,002,642
    Truck stop and convenience store      6,112,935
                                        -----------

                                         19,115,577
                                        -----------

Costs of Revenue:
    Video poker                           7,269,674
    Truck Stop and Convenience Store      5,085,820
                                        -----------

Total Costs of Revenue                   12,355,494
                                        -----------

Gross profit                              6,760,083

General and administrative expenses       5,207,196
                                        -----------

Operating Income                          1,552,887

Interest Expense                           (229,958)
Other Expense                              (437,449)
                                        -----------

Income Before Income Taxes                  885,480

Provision for Income Taxes                  (76,000)
                                        -----------

Net Income                                  809,480

Deficit, beginning of year                 (173,517)

Capital Contributions                       915,670

Distributions/Dividends                    (458,487)
                                        -----------

Equity, end of year                     $ 1,093,146
                                        ===========



                                     F-30
=========================================================================
The accompanying notes are an integral part of the consolidated financial statements.

OM OPERATING, L.L.C. AND RELATED ENTITIES

COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)
=============================================================
Year Ended December 31,                              1999
-------------------------------------------------------------


Cash Flows From Operating Activities:
Net Income                                         $  809,480
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       290,799
  Loss on disposal of assets                           95,336
  Allowance for doubtful accounts                      42,100
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Restricted cash                                   64,053
     Accounts receivable                              (53,222)
     Inventories                                       38,157
     Prepaid expense                                  (13,199)
     Deposits                                          15,612
  Increase (decrease) in:
     Accounts payable and accrued liabilities        (206,153)
     Accrued income taxes                              76,000
                                                   ----------

Net Cash Provided By Operating Activities           1,158,963
                                                   ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                (558,548)
  Proceeds from sale of equipment                     130,000
  Cash received as contribution                         4,257
  Advances to related parties                        (130,000)
  Construction of casino and truck stop                (8,500)
                                                   ----------

Net Cash Used In Investing Activities                (562,791)
                                                   ----------

Cash Flows From Financing Activities:
  Proceeds from borrowings                            534,592
  Payments on borrowings                             (271,751)
  Capital contributions                                41,000
  Distributions paid                                 (458,487)
                                                   ----------

Net Cash Used In Financing Activities                (154,646)
                                                   ----------

Net Increase In Cash                                  441,526

Cash, beginning of year                               366,834
                                                   ----------

Cash, end of year                                  $  808,360
                                                   ==========

Cash Paid During The Year For:
   Interest                                        $   84,870
Non-Cash Investing And Financing Activities:
   Net assets contributed                             753,488
   Completion of construction in progress           1,613,423
   Capital contributions receivable                   121,182



                                     F-31
=========================================================================
The accompanying notes are an integral part of the consolidated financial statements.

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

The accompanying combined financial statements include the accounts of OM Operating, LLC (OM), a limited liability company, River Port Truck Stop, LLC (RPLLC), a limited liability company, and Ozdon Investments, Inc. (Ozdon) (collectively, the "Company") (See Note 2). OM and RPLLC's operating agreements state that OM and RPLLC will terminite no later than December 31, 2050. All significant intercompany balances and transactions have been eliminated in combination.

The Company's operations for the year ended December 31, 1999 consisted of truck stop facilities and/or video poker casinos in up to six truck stops, and the video poker devices for a route of 4 bars and restaurants, all located in the state of Louisiana. At December 31, 1999, the Company operated 2 truck stops, 3 casinos and video poker devices in one bar. Ozdon owns the property known as "The Gold Rush Truck Stop and Casino".


Unaudited Financial Statements:  In the opinion of managment, the accompanying
------------------------------
unaudited combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OM and Related Entities at December 31, 1999 and the results of their operations and changes in cash flows for the year then ended.


Use of Estimates:  The preparation of combined financial statements in
-----------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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



                                     F-32
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (CONTINUED)

Property and Equipment:  Expenditures for property and equipment are recorded at
-----------------------
cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

Depreciation is provided over the estimated useful lives of assets, which range from 5 to 39 years, using an accelerated method for financial accounting purposes.


Intangibles:  Intangibles, which consist of revenue interest rights to acquire a
------------
fixed percentage of revenues (see Note 10), are being amortized on a straight-line basis over the term of the related agreements.


Long-Lived Assets:  Long-lived assets to be held and used in the Company's
------------------
business are reviewed for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.


Income Taxes:  As limited liability companies, OM and RPLLC are not subject to
-------------
income taxes. Income or loss of OM and PRLLC is included in the income tax returns of their members. Ozdon uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Fair Value of Financial Instruments:  The carrying amounts of financial
------------------------------------
instruments including cash, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 1999 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 1999 because interest rates on these instruments approximate market interest rates.


Concentration:  Video poker revenue represents approximately 68% of the
--------------
Company's operating revenue for the year ended December 31, 1999 respectively. Failure to comply with Louisiana gaming regulations regarding Video Poker could result in license revocation (see Note 7).




                                     F-33
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================


2.  OWNERSHIP STRUCTURE

Restructure of the Gaming Entities:  In order to respond to concerns of the
-----------------------------------
Louisiana gaming regulators, (see Note 8) Amendment Number Two to the OM Operating Agreement and Amendment Number One to the RPLLC Operating Agreement were executed in February 1999 ("the Amendments"). The Amendments were effective April 1, 1999.

Concurrent with the Amendments, an agreement between members whereby Member #1 agreed to transfer 50% of its interest in all gaming operations (including OM, RPLLC, and Ozdon) to another member (Member #3) for certain consideration, was entered into.

As of April 1, 1999, ownership of OM, RPLLC and Ozdon were as follows:


                            Member #1       Member #2    Member #3     Total
                           ----------      ----------    ----------  --------
OM                           24.5%          51.0%         24.5%       100.0%
RPLLC                        25.0%          50.0%         25.0%       100.0%
Ozdon                        50.0%             -          50.0%       100.0%

Thereafter, all profit and loss of OM and RPLLC will be allocated to the members based on each members' ownership as detailed above.

On March 24, 2000, Members #2 and #3 purportedly voted to merge another limited liability company into each of OM and RPLLC and purchase Member #1's interest in OM and RPLLC for $375,000 and $50,000, respectively. Member #1 voted against the purported merger and buyout and has filed a lawsuit against the other two members to nullify the merger and transaction.


3.  PROPERTY AND EQUIPMENT

Property and equipment include the following at December 31, 1999:


Land                                                                $    10,000
Buildings                                                             2,325,863
Leasehold Improvements                                                  458,814
Furniture and Equipment                                               1,404,771
Vehicles                                                                 58,697
                                                                    -----------

                                                                      4,258,145

Less Accumulated Depreciation                                        (1,606,949)
                                                                    -----------

Property and Equipment - Net                                        $ 2,651,196
                                                                    ===========

During 1999, the Company paid $415,000 to construct a casino at the RPLLC location. The casino was complete at December 31, 1999, but was not in operation as the Company was in the process of obtaining its license to operate the casino. No depreciaton was taken on the casino in 1999.



                                     F-34
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================

4.  ACCRUED LIABILITIES

Accrued liabilities at December 31, 1999 include the following:

Gaming fees payable                                       $329,815
Accrued interest payable                                   151,088
Accrued payroll and payroll taxes                           82,199
Other                                                       23,060
                                                          --------

                                                          $586,162
                                                          ========



5.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

 Notes payable to a bank, interest at 10.25%, secured by the receivables, inventory and equipment of RPLLC and a first mortgage on the newly constructed truck stop and casino. The notes are also guaranteed by the members. Unpaid principal and interest are due in May and July 2000.
                                                                   $2,000,000
                                                                   ==========

Long-term debt consists of:

 Note payable to a bank, interest at 8.5%, due in monthly installments of $22,814, including interest through June 2001 when unpaid principal and interest are due, secured by the Gold Rush real estate and guaranteed by certain members.
                                                                    $ 382,109
 Other                                                                 53,121
                                                                    ---------
 Less: Current Portion                                                435,230
                                                                     (288,216)
                                                                    ---------
 Long-Term Portion                                                  $ 147,014
                                                                    =========

Long-term debt matures as follows:

                 December 31,                    Total
                 ------------                   --------

                    2000                        $288,216
                    2001                         147,014
                                                --------

                    Total                       $435,230
                                                ========


6.  RELATED PARTY RECEIVABLES

Related party receivables of $251,182 at December 31, 1999 consist of amounts due from the members of OM and RPLLC.



                                     F-35
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================


7.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying combined statement of operations are as follows:

                                                           Year Ended
                                                        December 31, 1999
                                              -------------------------------------

Current- Federal                                                            $60,000
Current-State                                                                16,000
Deferred                                                                          -
                                                                            -------

                                                                            $76,000
                                                                            =======

The following is a reconciliation of the U. S. statutory tax rate to Ozdon's effective rate for the year ended December 31, 1999:

                                                      1999
                                              ---------------------

Statutory rate                                                34.0%
State income taxes                                             3.0%
                                                              ----

Ozdon's effective rate                                        37.0%
                                                              ====


8.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

The Company's gaming operations are located in south central and southwest Louisiana. A change in general economic conditions or the extent and nature of regulations enabling gaming in Louisiana or Texas could adversely effect future operating results of the Company.

The Company's operations in Louisiana depend on the continued licensing and qualifications of the Company under the laws enacted in the State of Louisiana. Such licensing and qualifications are reviewed periodically by the Louisiana gaming regulators.


License Renewal Process:  The Louisiana gaming regulators (the "Regulators")
------------------------
have undertaken the review of all licensees operating video poker casinos. The Regulators reviewed the ownership structure of the Company's video poker operations and had expressed concerns whether such structure satisfied the Louisiana residency requirements necessary to operate video poker casinos. The Company was given until February, 1999 to restructure the ownership of OM and RPLLC. As a result, the Company's ownership was restructed in February 1999 and given to the Regulators for review (see Note 2). The Company believes its structure is satisfactory, but there can be no assurance that the Regulators will concur. If the Company's ownership structure is not found to satisfy the residency requirements, the Company may have its license revoked. A revocation of the Company's license would have a material adverse effect on the Company's business operations and financial condition.

The Regulators require the truck stop owner to maintain an "Establishment License". The holder of the Establishment License is required to maintain control over the truck stop's fuel operations. If any truck stop owners have their Establishment License revoked, it would have a material adverse efect on the Company's business operations and financial condition.



                                     F-36
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================


8.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES (CONTINUED)

Louisiana Regulations:  The franchise payment payable to the State of Louisiana
----------------------
in 1999 equals 32.5% of net gaming device revenue for truck stop casinos and 26% of net gaming device revenue for devices placed in bars and restaurants.


The Louisiana legislature adopted minimum fuel sale requirements for qualified truck stops effective July 1, 1994. The fuel sale requirements dictate the number of video poker devices that may be operated at the truck stop, based on average monthly sales. As of December 31, 1999, the Company's gaming facilities meet the monthly fuel sales requirements to keep the maximum 50 machines allowed.


Cash:  The Company maintains cash balances with financial institutions which
-----
periodically exceeds FDIC insured limits.

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its combined financial position.


9.  EQUITY

Restrictions on Ownership:  Each of the combining companies' ownership is
--------------------------
restricted in order to comply with applicable gaming statutes. Persons who are not suitable to be members or stockholders of the Companies under such statutes may not own member interest or common stock in the Companies. Further, any member or stockholder may be required, at such member's or stockholder's expense, to make filings with applicable gaming authorities to determine suitability, and if found not suitable will be required to dispose of such member's interest or common stock and will not be entitled to vote or receive distributions pending such disposal.


Ozdon:  Ozdon has authorized 10,000 shares of no par value common stock, of
------
which all 10,000 shares are issued and outstanding. Until March 31, 1999, all the outstanding shares were owned by North American Gaming and Entertainment Corporation, a publicly traded company. In connection with the restructure of the gaming utilities (Note 2), ownership of 5,000 shares was transferred to Member #3, as discussed in Note 2.






                                     F-37
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================

10.  CONTRACTS

OM and RPLLC currently have three gaming and/or truck stop establishments as well as a video poker route operation in Louisiana. OM and RPLLC's gaming contracts assign various percentages of the gaming revenues of these establishments to various property owners, lessors or lenders. When OM or RPLLC enter into a contract with an establishment, it acquires the right to place gaming devices in the establishment's truck stop facilities or bars. These agreements provide the establishments and route operators a percentage of the net gaming income. In addition, OM has a revenue sharing agreement on a single location (Gold Rush) which operates similar to the other gaming contracts, but Ozdon owns the truck stop facility. Below is a listing of the gaming contracts OM and RPLLC have at December 31, 1999, and a definition of terms used.


Net Gaming Income:  Video poker revenue less state franchise fees and device
------------------
fees.


Route Operators:  Individuals who count, report, and deposit the gaming income.
----------------


Route Operations:  OM has a gaming contract with a bar.  This contract provides
-----------------
the establishment's owner with 50% of the net gaming income.


King's Lucky Lady:  In April 1992, OM signed an agreement for the lease of the
------------------
King's Lucky Lady Truck Stop in Port Barre, Louisiana. This lease was for a term of five years beginning on May 1, 1992, with monthly rental payments of 20% of the net revenue from the video poker machines. OM had an option to renew the lease for three additional five-year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties.

As of March 31, 1999, OM no longer operated King's Lucky Lady Truck Stop and the video poker casino as a result of settlement of litigation involving this truck stop. Under the terms of the settlement, OM received $130,000 as proceeds for the sale of all video poker related equipment and inventory resulting in a loss of approximately $43,000 and were entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999.


The Lucky Longhorn Club:  During 1993, OM purchased the right to operate the
------------------------
gaming devices of this establishment. Revenue interest rights included in the accompanying combined balance sheet are related to this purchase (See Note 1). OM is bound by the terms of an agreement signed by the previous owner on June 2, 1992, which is for a period of ten years and provides for the establishment's owners to receive 50% of the net gaming income. In connection with the 1998 settlement of a previous dispute, OM was required to pay the property owners $3,000 per month through October 1999.





                                     F-38
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================


10.  CONTRACTS (CONTINUED)

Pelican Palace:  OM lent approximately $1,450,000 to Curray Corporation during
---------------
1994 for the construction of a truck stop in Vinton, Louisiana. Curray Corporation started construction in 1993 and in 1994, when the construction was completed, OM began operating 50 video poker machines under a five year operating agreement. Under the operating agreement with Curray, 70% of the net profit from the premise's operations were dedicated to repayment of the loan from OM with the remainder split 50% to each party. After the note was paid in full, the revenues were split 50% to each party. The operating agreement allows for three, five year renewal options.

In addition, OM has agreed to pay 2% of its share of net profits to an unrelated third party for a finders fee.


Gold Rush Truck Stop:  Ozdon owns this truck stop facility while OM operates the
---------------------
gaming devices.

OM is required to pay a former lender ten percent (10%) of net gaming income as long as OM continues to operate the gaming establishment in St. Landry Parish, Louisiana. In addition, in the event that Ozdon is sold to an unrelated party, the agreement provides for the former lender to receive ten percent (10%) of the proceeds from the sale in excess of $265,000.


Diamond Jubilee:  OM operates the gaming devices of this establishment for an
----------------
amount equal to 50% of the net operating cash flow from the truck stop and casino after deductions for (i) all cash costs and expenses paid by OM and (ii) interest and principal on any indebtedness of OM on any furniture, fixtures, and equipment placed in the video poker casino, bar, or parking lot.

In August, 1998, OM obtained the rights to operate the truck stop fuel operations and restaurant. As of August 1999, OM no longer operated the Diamond Jubliee.


RPLLC:  In January 1997, an entity owned by a member entered into an agreement
------
to lease a truck stop facility for a period of 50 years. The terms of the lease call for monthly base rent of $7,000 plus Additonal Rent of ten percent (10%) of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operatons the Additonal Rent would be five percent (5%) and that commencing with the twenty-fifth (25th) month of video poker operations that the Additional Rent would be ten percent (10%) of Net Revenue. The related entity assigned the lease to RPLLC in 1998. Construction of the River Port Truck Stop convenience store was completed in January 1999. The construction was financed with a note payable due in May 2000.

During 1999, RPLLC entered into a fifteen year operating agreement with a third party to operate the convenience store, restaurant and truck stop. The operating fees due RPLLC for the truck stop are based on gallons of gasoline sold and an escalating base rent for the convenience store.




                                     F-39
================================================================================

OM OPERATING, L.L.C. AND RELATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1999
================================================================================

10.  CONTRACTS (CONTINUED)

Rent expense under the gaming leases was as follows for the year ended December 31, 1999:



Kings Lucky Lady                                     $   91,000
The Longhorn Club                                     1,179,000
Pelican Palace                                          841,000
Gold Rush Truck Stop                                    224,000
Diamond Jubilee                                         532,000
RPLLC                                                    84,000
                                                     ----------
                                                     $2,951,000
                                                     ==========


Consulting Agreements:  In April 1998, OM entered into a four year consulting
----------------------
agreement with a member. The agreement required OM to pay the member an annual consulting fee of $400,000.

In July 1998, RPLLC entered into a consulting agreement with a member. The agreement required RPLLC to pay the member an annual consulting fee of $50,000.

In conjunction with the restructuring of the ownership of OM and RPLLC, the agreements were terminated effective April 1, 1999 (see Note 2).


Employment Agreement:  In April 1998, OM entered into a four year employment
---------------------
agreement with a member. The agreement required OM to pay the member $250,000 per year for services provided.

In July 1998, the agreement was amended to require RPLLC to pay a proportionate share of the salary to the member.

In conjunction with the restructuring of the ownership of the Company, the annual salary was reduced effective April 1, 1999 to $100,000 per year (See Note 2).