Form 10QSB
period 2000-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2000-05-22
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
[X]  ACT OF 1934
For the quarterly period ended     March 31, 2000
                               -----------------------

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                      75-2571032
---------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                13150 Coit Road, Suite 125, Dallas, Texas 75240
       -----------------------------------------------------------------
                   (Address of principal executive offices)


                             (972)      671 - 1133
                          ---------  ----------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  xxx  No
                                                           -----    ____

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2000: 33,120,920

Transitional Small Business Disclosure Format (Check One): Yes       No xx
                                                              ____     ----

                         PART 1 FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

=========================================================================================
                                                              March 31,   December 31,
                                                                2000         1999
                                                             (Unaudited)
-----------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash                                                        $   694,330    $   248,491
Accounts receivable, net of allowance for doubtful
  accounts of $32,206 (1999)                                    156,427        110,843
Investment in available-for-sale securities                     716,775      1,460,000
Investments - restricted                                              -        194,101
Prepaid expenses                                                      -          1,874
                                                            -----------    -----------
Total Current Assets                                          1,567,532      2,015,309
                                                            -----------    -----------
Furniture And Equipment, net of accumulated depreciation         18,429         21,309
                                                            -----------    -----------

Other Assets:
Deferred tax asset                                               94,415              -
Deposits                                                              -          3,246
Investments - other                                             496,331        382,479
                                                            -----------    -----------
Total Other Assets                                              590,746        385,725
                                                            -----------    -----------
Total Assets                                                $ 2,176,707    $ 2,422,343
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued liabilities and other             $   391,545    $   471,557
Deferred tax liability                                                -         97,137
Preferred stock dividends payable                               447,018        447,018
                                                            -----------    -----------
Total Current Liabilities                                       838,563      1,015,712
Notes Payable - long-term                                       780,417        781,369
                                                            -----------    -----------
Total Liabilities                                             1,618,980      1,797,081
                                                            -----------    -----------
Commitments And Contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual
  cumulative dividend, 1,600,000 shares authorized,
  no shares issued and outstanding                                    -              -
Preferred stock, $.01 par value, 10,000,000 shares
  authorized Series "B", 8,000,000 shares designated,
  no shares issued and outstanding                                    -              -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 41,788,552 shares issued                          417,886        417,886
Additional paid-in capital                                      466,959        466,959
Treasury stock, 8,667,632 shares, at cost                      (111,676)      (111,676)
Accumulated other comprehensive income                          230,552        548,562
Accumulated deficit                                            (445,994)      (696,469)
                                                            -----------    -----------
                                                                557,727        625,262
                                                            -----------    -----------
Total Liabilities and Stockholders' Equity                  $ 2,176,707    $ 2,422,343
                                                            ===========    ===========

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

=========================================================================================
                                                                 Quarter Ended March 31,
                                                                 2000               1999
-----------------------------------------------------------------------------------------
Revenue:
Video poker                                                 $         -        $ 4,128,171
Truck stop and convenience store                                      -          1,905,959
Cruise                                                                -            225,912
                                                            -----------        -----------
                                                                      -          6,260,042
                                                            -----------        -----------

Costs And Expenses:
Video poker:
Cost of revenue                                                       -          2,330,479
Depreciation and amortization                                         -             45,899
                                                            -----------        -----------
                                                                      -          2,376,378
                                                            -----------        -----------

Truck Stop and Convenience Store:
Cost of revenue                                                       -          1,552,580
Depreciation and amortization                                         -             14,798
                                                            -----------        -----------
                                                                      -          1,567,378

General and administrative                                      225,166          1,781,572
Depreciation and amortization                                     2,880              2,880
                                                            -----------        -----------
Operating Income                                               (228,046)           333,069

Interest expense                                                (18,413)           (97,709)
Income from equity investments                                  113,851                  -
Gain on sale of available for sale securities                   357,528                  -
Other income (expense)                                           25,555           (186,627)
                                                            -----------        -----------
Income Before Provision For Income Taxes                        250,475             48,733

Provision For Income Taxes                                            -            (18,265)
                                                            -----------        -----------
Net Income                                                  $   250,475        $    30,468
                                                            ===========        ===========
Basic Income Per Share                                      $       .01        $         *
                                                            ===========        ===========
Basic weighted Average Shares Outstanding                    33,120,920         41,788,552
                                                            ===========        ===========

*  Less than $0.01 per share

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

=========================================================================================
                                                            Quarter Ended March 31,
                                                            2000               1999
-----------------------------------------------------------------------------------------
Net Income                                                $ 250,475            $  30,468
                                                          ---------            ---------

Other Comprehensive Income (Loss):
Unrealized gains on available-for-sale securities
  net of deferred income tax expense of $137,585 (2000)      39,518                    -

Reclassifications                                          (357,528)                   -
                                                          ---------            ---------
                                                           (318,010)                   -
                                                          ---------            ---------
Total Comprehensive Income (Loss)                         $ (67,535)           $  30,468
                                                          =========            =========

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

===========================================================================================
                                                               Quarter Ended March 31,
                                                               2000              1999
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                   $ 250,475          $  30,468
Adjustments to reconcile net cash:
  Depreciation and amortization                                  2,880            146,884
  Deferred tax expense                                               -             18,000
  Loss on disposal of assets                                         -             44,090
  Income from equity investments                              (113,851)                 -
  Gain on sale of securities                                  (357,528)                 -
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                       (45,584)          (355,245)
     Inventories                                                     -             19,803
     Prepaid insurance/ expenses                                 1,874             (3,265)
     Notes receivable - current                                      -             23,516
     Deposits                                                    3,246                537
  Increase (decrease) in:
     Accounts payable and accrued liabilities                  114,089            (36,473)
     Income taxes payable                                            -                  -
  Net change in assets/liabilities trans. under
     contractual agreement                                           -            100,064
                                                             ---------          ---------
Net Cash Provided By (Used In) Operating Activities           (144,399)           (11,621)
                                                             ---------          ---------

Cash Flows From Investing Activities:
  Purchases of property, plant and equipment                         -           (132,436)
  Proceeds from Kings sale of fixed assets                           -            288,604
  Proceeds from sale of securities                             591,190                  -
  Purchase of intangibles                                            -            (11,320)
                                                             ---------          ---------
Net Cash Provided By (Used In) Investing Activities            591,190            144,848
                                                             ---------          ---------

Cash Flows From Financing Activities:
  Proceeds from notes payable                                        -            125,887
  Payments on borrowings                                          (952)           (55,793)
                                                             ---------          ---------
Net Cash Provided By (Used In) Financing Activities               (952)            70,094
                                                             ---------          ---------

Net Increase (Decrease) In Cash                                445,839            203,321

Cash, beginning of year                                        248,491            281,109
                                                             ---------          ---------
Cash, end of year                                            $ 694,330          $ 484,430
                                                             =========          =========

Non-Cash Investing and Financing Activities:

Payment of commission payable with securities                $ 194,101          $       -
                                                             =========          =========

Change in unrealized gain on available for sale
    securities, net of deferred income taxes of
    $191,551 (2000)                                          $ 318,010          $       -
                                                             =========          =========

==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

1.   OPINION OF MANAGEMENT

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


2.   RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC

Effective April 15, 1998, the Company and Donald I. Williams ("Williams") entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of OM Operating, L.L.C. ("Operator") to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. The Company elected to voluntarily effect the restructure of Operator even through the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and agreed to transfer 50% of its remaining Louisiana gaming interest (including 50% of its interest in Operator, River Port Truck Stop, LLC ("River Port L.L.C.") and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believes the further restructuring of Operator effectively

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

2.   RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator for their review in connection with Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

As part of the further restructure of Operator, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5, 614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,959.61 in original principal amount of subordinated debentures, and were owed accrued dividends of $255,072 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (i) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group; (ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder;
(iii) return to the Company for cancellation of 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company
(a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to 146LLC, on behalf of the North Louisiana Group, a 24.5% interest in Operator and a 25% interest in River Port LLC; and (c) agreed to assign to 146LLC, on behalf of the North Louisiana Group, 50% of the Company's ownership of the Gold Rush Truck Stop.

Under the Settlement Agreement, Williams agreed to release all claims he might have, known or unknown, against, among others, the Company, International, the officers and directors of the Company and the North Louisiana Group as of the date of the Settlement Agreement, and the Company agreed to release all claims the Company might have, known or unknown,

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

2.   RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

against, among others, Williams as of the date of the Settlement Agreement. Williams also agreed, among other things, to (i) mark his subordinated debenture in the original principal amount of $93,900 "canceled" and return it to the Company and cancel all principal and accrued interest thereunder; (ii) return to the Company for cancellation 824,000 shares of Common Stock owned by Williams, 1,279,000 shares of Common Stock owned by P.& J. Williams, L.L.C. (an affiliated entity) and 450,000 shares of Common Stock owned by New Orleans Video Poker Company, Inc. (an affiliated entity), an aggregate of 2,553,000 shares (representing approximately 6.1% of the issued and outstanding shares of Common Stock) (iii) cancel the $78,000 of accrued dividends payable to Williams accrued on the Class A Preferred Stock prior to its conversion to Common Stock; and (iv) pay to the Company certain amounts which could aggregate between $150,000 and $300,000 over six years in conjunction with the possible additional settlements by the Company with other former holders of Class A Preferred Stock which the Company may desire to pursue. The Company and Williams also entered into amendments to several other existing agreements in connection with the Settlement Agreement as described in the following paragraphs.

The Company and Williams entered into a Second Amendment (the "Second Amendment") to Operator's Operating Agreement, effective March 31, 1999. The Second Amendment operates to amend the Operating Agreement, as amended by the Amendment, to delete all references to the Note and to the contribution of the 20% special gross income allocation so that neither provision shall ever have been deemed to have existed and neither provision shall have ever been of any force or effect. As a result, the Note is deemed to never have existed and the 20% special gross income allocation was not deemed to have been contributed by the Company for additional ownership interest in Operator. Under the Second Amendment, the Operating Agreement was amended to terminate, and to delete all references to, the 20% gross income allocation after March 31, 1999 and no further allocation or distributions will be made to the Company pursuant to such 20% special gross income allocation. Thereafter, distributions will be made in accordance with capital accounts and the Sharing Ratios of the Members, which will be 51% to Williams, 24.5% to the Company and 24.5% to one or more members of the North Louisiana Group; provided, however, Williams is entitled under the Second Amendment to distribution of the initial $4,166 to be distributed per month up to a maximum of $50,000 per year, which distributions are to be credited against any other distributions to Williams during such year. Pursuant to the Second amendment, Operator will no longer be managed by a manager and, instead, will be managed by the members, who shall take actions by the vote of members owning at least 65% of the Sharing Ratios, except for certain enumerated major decisions which require unanimous vote. Related agreements were also entered into effective as of March 31, 1999 canceling the Note and the Company's security interest in the ownership interests of Williams securing the Note.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

2.   RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

The Company and Operator also entered into a Termination of Consulting and Administrative Agreement (the "Termination") effective March 31, 1999. The Termination has the effect of terminating the Consulting and Administrative Agreement entered into between the Company and Operator on April 15, 1998 (the "Consulting Agreement') pursuant to which the Company agreed to provide consulting and administrative services relating to the daily management of each of Operator's video poker casino, and pursuant to which the Company received a fee of $400,000 per year for rendering such services, reduced by $50,000 for each existing video poker casino Operator loses the right to operate, and increased by $50,000 for each new video poker casino operated by Operator during the term of the Consulting Agreement.

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

As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by the Company to Operator. The Company and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of March 31, 2000, the outstanding principal balance of such indebtedness was approximately $323,634.

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
==============================================================================

2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interest that are a part of King's Lucky Lady, Pelican Palace, Lucky Longhorn, The Diamond Jubilee or the Video Poker Tavern Route are held or operated in the name of the Company, effective March 31, 1999 they shall be deemed to be in the name of and operated by Operator.

Pursuant to the Settlement Agreement, the Operating Agreement of River Port LLC (the "River Port Operating Agreement") was also amended to provide that it shall be managed by the members in the same manner as described above for Operator under its amended Operating Agreement, and to provide that Williams will own 50% of the membership interest and Sharing Ratios, and the Company will own 25% and one or more members of the North Louisiana Group will own the remaining 25%. Other conforming changes were made to make the River Port Operating Agreement consistent with the Operating Agreement of Operator, as amended by the Second Amendment. The amendments to the River Port Operating Agreement also become effective March 31, 1999.

The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck Stop are as follows:

                                       North Louisiana
                        Company            Group                Williams       Total
                        -------        ---------------          --------      --------
OM                        24.5%                   24.5%           51.0%         100.0%
RPLLC                     25.0%                   25.0%           50.0%         100.0%
Ozdon                     50.0%                   50.0%              -          100.0%

Therefore, the Company has recorded its investment in OM, RPLLC and the Gold Rush Truck Stop under the equity method from April 1, 1999.

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

The following are condensed unaudited balance sheets for OM, RPLLC and the Gold Rush Truck Stop as of March 31, 2000 and the condensed unaudited statements of income for the three months then ended.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

                       COMBINED CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                March 31, 2000

     Assets
     Current assets                                      $1,634,000
     Fixed assets, net                                    2,815,000
     Other assets                                           253,000
                                                         ----------
                                                         $4,702,000
                                                         ==========
     Liabilities and Equity
     Current liabilities                                 $3,115,000
     Long-term liabilities                                  150,000
                                                         ----------
                                                          3,265,000

     Equity                                               1,437,000
                                                         ----------
                                                         $4,702,000
                                                         ==========


                    COMBINED, CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)
                       Three Months Ended March 31, 2000

     Revenues                                            $4,199,000
     Costs of revenue                                     2,695,000
     General and administrative                           1,076,000
                                                         ----------
     Operating income                                       428,000

     Income taxes                                           (10,000)
                                                         ----------
          Net income                                     $  418,000
                                                         ==========

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

3.  INVESTMENT SECURITIES

Investment securities which are all considered available-for-sale are summarized as follows:

                                                      March 31,   December 31,
                                                         2000         1999
                                                       --------   -----------
     Marketable equity securities, at cost             $348,000   $   580,000
     Unrealized gains                                   369,000       880,000
                                                       --------   -----------
     Marketable equity securities, fair market value   $717,000   $ 1,460,000
                                                       ========   ===========

In addition, the Company had marketable equity securities with an original cost of $194,101 which were restricted to be distributed to an officer and consultant in satisfaction of commissions on the sale of the cruise operations. The shares were sold on behalf of or distributed to the officer and consultant during the three months ended March 31, 2000.

Subsequent to March 31, 2000, the Company sold additional marketable equity securities with an original cost of approximately $40,000 for a realized gain of approximately $37,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The structure of Operator and River Port LLC and the various interests (including revenue and profits interest) of the Company in Operator and River Port LLC have been restructured in an attempt to satisfy certain concerns raised by the Division. The Company believes the further restructuring of Operator and River Port LLC addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator and River Port LLC for their review in connection with Operator's license renewal request and the granting of a license to River Port LLC. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator and River Port LLC, as restructured, comply with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with the Company's cash flow situation and possible result in the inability to satisfy its liability as they come due. The Company does not believe the review will result in further material adverse changes in Operator's or River Port's structure, but it cannot predict the results of the review until the review is completed.

The Company will seek to meet its long-term liquidity needs primarily through cash flow from operations, additional sales of Travelbyus.com securities, restructuring its payment obligations on certain subordinated debt, additional borrowings from the Company's traditional lending sources and possible sales of equity or debt securities. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

General Condition: The Company ended the quarter with $694,330 in cash and other current assets amounting to $873,202 including accounts receivable (net) of $156,427 and investments in 299,900 shares of Travelbyus common stock with a value of $716,775. Total liabilities were $1,618,980 at March 31, 2000, including accounts payable and accrued liabilities of $391,545, long-term notes payable of $780,417 and preferred stock dividends payable of $447,018. The Company's liabilities decreased $178,101 from $1,797,018 at December 31, 1999 to $1,618,980 at March 31, 2000. This decrease was comprised primarily at a decrease in accounts payable and the deferred tax liability related to the unrealized gain or Travelbyus.com common stock.

Intense competition for the business of gaming patrons in Louisiana and Mississippi resulted in a decline in operating profit margins during 1999. However, for the quarter operating profits were up from the quarter ended March 31, 1999 due to the fact the Company closed down its two lowest profit facilities effective in April and August of 1999. It is expected that the profit margins may continue to be adversely affected, and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes Ozdon, the Operator and River Port LLC will be able to maintain a competitive position if they are able to carefully managing expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management.

RESULTS OF OPERATIONS

Operating Income (Loss)
-----------------------

The Company recorded a loss from operations of $228,046 during the quarter ended March 31, 2000 compared to income from operations of $333,069 for the quarter ended March 31, 1999. The decline in operating profitability is due to the Company's sale of a significant portion of its gaming operations effective
April 1, 1999 and the sale of its cruise operations effective October 1, 1999.

During the quarter ended March 31, 1999, the Company generated gross profit from its gaming and truck stop operations of $2,090,374 on revenues of $6,034,130. Upon the sale of a significant portion of the Company's interest in the gaming operations, the Company now records income from gaming and truck stop operations under the equity method as "Income for Equity Investments" in Other Income (Expense). The gaming and truck stop operations, run by the Operator, generated approximately $1,504,000 of gross profit on revenues of approximately $4,199,000 during the quarter ended March 31, 2000. The decline in revenues is due to the fact that the Company has closed down or sold two locations since March 3, 1999. Gross profit percentage in 2000 is 35.5% compared to 34.6% for 1999.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

RESULTS OF OPERATIONS (CONTINUED)

Operating Income (Loss) (Continued)
-----------------------------------

During the quarter ended March 31, 1999, the Company recorded gross profit from its cruise operations of $ $27,147 and $0 for the quarter ended March 31, 2000 as the Company sold its cruise operations in the fourth quarter of 1999.

During the quarter ended March 31, 1999, the Company recorded general and administrative costs of $1,781,572 compared to $225,166 during the quarter ended March 31, 2000. The primary reason for the decline is due to the sale of a significant portion of the Company's interest in gaming operations and its cruise operations during 1999.

Interest Expense
----------------

The Company recorded interest expense of $97,709 for the quarter ended March 31, 1999 compared to $18,413 for the quarter ended March 31, 2000. The decline in interest expense is attributable to the debt on the construction of a new truck stop and casino for which the Company sold a significant interest effective April 1, 1999. In addition, due to the restructuring of the gaming operations, subordinated debt of $ 400,860 was cancelled effective April 1, 1999.

Income from Equity Investments
------------------------------

As discussed above, the gaming and truck stop operations recorded gross profit for the quarter ended March 31, 2000 of approximately $1,504,000. In addition, the gaming and truck stops incurred approximately $1,076,000 of general and administrative expenses and $10,000 of other expenses during the same quarter. The result was net income from gaming and truck stop operations of approximately $418,000 of which the Company's share was $113,851. During the quarter ended March 31, 1999, the Company recorded 100% of the gaming and truck stop operations (see above discussion).

Gain on Sale of Securities
--------------------------

During the quarter ended March 31, 2000, the Company sold Travelbyus.com common stock resulting in a gain of $357,528. No gain was recorded in the quarter ended March 31, 1999.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

RESULTS OF OPERATIONS (CONTINUED)

Year 2000 Issues
----------------

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

Forward Looking Statements
--------------------------

Statements that are not historical facts included in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and River Port LLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's market, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-QSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop, and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect he occurrence of anticipated or unanticipated events.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

PART II  OTHER INFORMATION

ITEMS 1, 2, 4 AND 5 ARE OMITTED FROM THIS REPORT AS INAPPLICABLE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

As of April 6, 2000 the Company was in arrears a total of approximately $10,000 to International under a notes payable by the Company to International. As a result, the Company continues to not be able to make payments under subordinated debentures that are expressly made subordinate to the International note. At March 31, 2000, the Company was in arrears on the subordinated debentures to the extent of $267,302, in principal and approximately $12,000 in interest.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER ENDED MARCH 31, 2000 AND 1999
================================================================================

ITEM 6 (CONTINUED)

Exhibit
Number     Description of Exhibits
------     -----------------------

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

*27.1      Financial data schedule required by Item 601 of Regulation S-B.
----------
*    Filed herewith

(b)  Reports on Form 8-K.
     None

In accordance with the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION
                                         (Registrant)



                                         By: /s/ E.H. Hawes II
                                             ---------------------------------
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: May 19, 2000

================================================================================