Form 10QSB
period 2000-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2000-08-21
CIK 29952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                     75-2571032
    -----------------------------                   ------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

               13150 Coit Road, Suite 125, Dallas, Texas  75240
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (972)  671-1133
                         -----------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  xxx  No
                                                                 -----    -----

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2000: 31,162,091


Transitional Small Business Disclosure Format (Check One):  Yes       No   xx
                                                                -----    -----

                         PART 1  FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
========================================================================================
                                                               June 30,   December 31,
                                                                 2000         1999
                                                              (Unaudited)
----------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash                                                          $  279,021     $  248,491
Accounts receivable, net of allowance for doubtful
   accounts of $32,206 (1999)                                     67,666        110,843
Investment in available-for-sale securities                      331,109      1,460,000
Investments - restricted                                               -        194,101
Prepaid expenses                                                       -          1,874
                                                              ----------     ----------

Total Current Assets                                             677,796      2,015,309
                                                              ----------     ----------

Furniture And Equipment, net of accumulated depreciation          15,499         21,309
                                                              ----------     ----------

Other Assets:
Deferred tax asset                                                59,000              -
Deposits and other                                               116,037          3,246
Investments - other                                              527,369        382,479
                                                              ----------     ----------

Total Other Assets                                               702,406        385,725
                                                              ----------     ----------

Total Assets                                                  $1,395,701     $2,422,343
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued liabilities and other               $  153,645     $  471,557
Current portion of long-term debt                                 60,000              -
Deferred tax liability                                                 -         97,137
Preferred stock dividends payable                                295,503        447,018
                                                              ----------     ----------

Total Current Liabilities                                        509,157      1,015,712

Notes Payable - long-term                                        455,006        781,369
                                                              ----------     ----------

Total Liabilities                                                964,163      1,797,081
                                                              ----------     ----------

Commitments And Contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual
  cumulative dividend, 1,600,000 shares authorized,
  no shares issued and outstanding                                     -              -
Preferred stock, $.01 par value, 10,000,000 shares
  authorized Series "B", 8,000,000 shares designated,
  no shares issued and outstanding                                     -              -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 41,788,552 shares issued                           417,886        417,886
Additional paid-in capital                                       466,959        466,959
Treasury stock, 10,626,461 shares, at cost                      (131,264)      (111,676)
Accumulated other comprehensive income                            51,062        548,562
Accumulated deficit                                             (373,105)      (696,469)
                                                              ----------     ----------

                                                                 431,538        625,262
                                                              ----------     ----------
Total Liabilities and Stockholders' Equity                    $1,395,701     $2,422,343
                                                              ==========     ==========

========================================================================================
 The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

   =======================================================================================================
                                                        SIX MONTHS ENDED                QUARTER ENDED
                                                    30-Jun-00      30-Jun-99      30-Jun-00      30-Jun-99
   -------------------------------------------------------------------------------------------------------
   Revenue:
   Video poker                                    $         -    $ 4,128,171    $         -    $         -
   Truck stop and convenience store                         -      1,905,959              -              -
   Cruise                                                   -        504,390              -        278,478
                                                  --------------------------------------------------------
                                                            -      6,538,520              -        278,478
                                                  --------------------------------------------------------
   Costs and expenses                                       -      4,128,364              -        129,847
   General and administrative                         411,199      2,025,734        186,033        244,162
   Depreciation and amortization                        5,810        233,072          2,930         86,188
                                                  --------------------------------------------------------
   Operating income (loss)                           (417,009)       151,350       (188,963)      (181,719)

   Interest expense                                   (18,857)      (133,807)          (444)       (36,098)
   Income from equity investments                     144,890         70,085         31,039         70,085
   Gain on sale of investments                        420,797        662,065         63,269        705,065
   Other income (expense)                              59,990         (6,319)        34,435        137,308
                                                  --------------------------------------------------------
   Income Before Provision for Income
     Taxes and Extraordinary Gain                     189,811        743,374        (60,664)       694,641
   Provision For Income Taxes                         (49,044)      (193,265)       (49,044)      (175,000)
                                                  --------------------------------------------------------
   Income before extraordinary gain                   140,767        550,109       (109,708)       519,641
   Extraordinary gain, net of
     Deferred Tax Expense of $94,065                  182,597              -        182,597              -
                                                  --------------------------------------------------------
   Net income                                     $   323,364    $   550,109    $    72,889    $   519,641
                                                  ========================================================

 Basic income Per Share
     Before Extraordinary Gain                    $         *    $       .01    S      (.01)   $       .02
                                                  ========================================================
     Extraordinary Gain Per Share                 $       .01    $         *    $       .01    $         *
                                                  ========================================================
     Basic Net Income Per Share                   $       .01    $       .01    $         *    $       .02
                                                  ========================================================
   Basic Weighted Average Shares
     Outstanding                                   33,120,920     41,788,552     33,120,920     33,620,920
                                                  ========================================================

*  Less than $0.01 per share

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

=========================================================================================
                                                               Six Months Ended June 30,
                                                                  2000           1999
-----------------------------------------------------------------------------------------
Net Income                                                    $  323,364     $  550,109
                                                              ----------     ----------

Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities
    net of deferred income tax benefit of $113,216 (2000)       (219,773)             -

Reclassifications, net of deferred tax expense of $143,070      (277,727)             -
                                                              ----------     ----------

                                                                (497,500)             -
                                                              ----------     ----------

Total Comprehensive Income (Loss)                             $ (174,136)    $  550,109
                                                              ==========     ==========

=========================================================================================
  The accompanying notes are an integral part of the consolidated financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=========================================================================================

                                                               Six Months Ended June 30,
                                                                  2000           1999
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                    $  323,364     $  550,109
Adjustments to reconcile net cash:
    Depreciation and amortization                                  5,810        233,072
    Deferred tax expense benefit                                 143,109        111,500
    Income from equity investments                              (144,890)       (70,085)
    Gain on sale of securities and assets                       (420,797)      (662,065)
    Extraordinary gain                                          (276,662)             -
Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                          43,177        (68,465)
     Inventories                                                       -        (12,177)
     Prepaid insurance/ expenses                                   1,874         16,544
     Deposits and other                                                -         13,559
    Increase (decrease) in:
     Accounts payable and accrued liabilities                   (109,555)       (14,799)
                                                              ----------     ----------

Net Cash Provided By (Used In) Operating Activities             (434,570)        97,193
                                                              ----------     ----------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                         -       (353,021)
    Proceeds from Kings sale of fixed assets                           -        325,000
    Proceeds from sale of securities                             752,942              -
    Purchase of intangibles                                            -        (11,320)
                                                              ----------     ----------

Net Cash Provided By (Used In) Investing Activities              752,942        (39,341)
                                                              ----------     ----------

Cash Flows From Financing Activities:
    Repurchase of stock                                          (19,588)             -
    Proceeds from notes payable                                        -        125,887
    Payments on borrowings and dividends                        (268,254)      (263,700)
                                                              ----------     ----------

Net Cash Provided By (Used In) Financing Activities             (287,842)      (137,813)
                                                              ----------     ----------

Net Increase (Decrease) In Cash                                   30,530        (79,961)

Cash, beginning of year                                          248,491        281,109
                                                              ----------     ----------

Cash, end of year                                             $  279,021     $  201,148
                                                              ==========     ==========

Non-Cash Investing and Financing Activities:

Payment of commission payable with securities                 $  194,101     $        -
                                                              ==========     ==========

Change in unrealized gain on available for sale
   securities, net of deferred income taxes of
   $299,246 (2000)                                            $  497,500     $        -
                                                              ==========     ==========

Repurchase of treasury stock and settlement of
    debentures, dividends payable and accrued interest
    for a note payable                                        $  175,000     $        -
                                                              ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.
=========================================================================================


NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================


1.  OPINION OF MANAGEMENT

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown, except as noted in Note 2, the Company was unable to obtain financial information to support the Company's share of income or loss from OM Operating LLC (the "Operator") and River Port Truck Stop LLC ("RPLLC") for the three months ended June 30, 2000. Therefore, the preceding financial statements do not include the Company's share of income or loss from these equity investments for that three month period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading except as previously noted with regard to the Operator and RPLLC. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC

Effective April 15, 1998, the Company and Donald I. Williams ("Williams") entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of Operator to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and agreed to transfer 50% of its remaining Louisiana gaming interest (including 50% of its interest in Operator, RPLLC and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believes the further

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================


2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

restructuring of Operator effectively addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator for their review in connection with Operator's license renewal request. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator, as further restructured, complies with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with such restructure and with the Company's conclusion.

As part of the further restructure of Operator, the Company entered into a Release and Settlement Agreement (the "Settlement Agreement") with, among others, Williams and ten former holders of Class A Preferred Stock of the Company (the "North Louisiana Group") on February 2, 1999, but to become automatically effective as of March 31, 1999. At February 2, 1999, the North Louisiana Group owned 5, 614,632 shares of Common Stock (representing approximately 13.4% of the issued and outstanding shares of Common Stock) and were owed $306,959.61 in original principal amount of subordinated debentures, and were owed accrued dividends of $255,072 accrued on the Class A Preferred Stock prior to its conversion to Common Stock. As part of the Settlement Agreement and pursuant to related documents executed in connection therewith, the North Louisiana Group agreed, among other things, to (i) dismiss with prejudice its pending lawsuit against the Company for the payment of accrued dividends and agreed to cancel all accrued dividends payable to the North Louisiana Group; (ii) mark their subordinated debentures "canceled" and return them to the Company and cancel all principal and accrued interest thereunder;
(iii) return to the Company for cancellation of 5,614,632 shares of Common Stock owned by the North Louisiana Group; (iv) be responsible on a 50/50 basis with the Company for any funds expended in settlement with any other former holders of Class A Preferred Stock which the Company may desire to pursue; (v) assume 50% of the debt owed by the Company, to Regions Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, relating to the Company's Gold Rush Truck Stop; and (vi) release all claims, known or unknown, which the North Louisiana Group might have against, among others, the Company, International Tours, Inc. ("International") and the officers and directors of the Company as of the date of the Settlement Agreement. In return, the Company
(a) released all claims it might have, known or unknown, against, among others, the North Louisiana Group as of the date of the Settlement Agreement; (b) agreed to assign to 146LLC, on behalf of the North Louisiana Group, a 24.5% interest in Operator and a 25% interest in RPLLC; and (c) agreed to assign to 146LLC, on behalf of the North Louisiana Group, 50% of the Company's ownership of the Gold Rush Truck Stop.

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================


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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================


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

As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by Ozdon Investments, Inc. ("Ozdon") to Operator. Ozdon and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. Ozdon will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company, Ozdon and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if Ozdon proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of March 31, 2000, the outstanding principal balance of such indebtedness was approximately $323,634. Ozdon has given Operator notice that the Lease will be terminated by Ozdon effective August 13, 2000. Ozdon plans to enter into a new lease with a nonaffiliated party.

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck Stop are as follows:

                                                 North Louisiana
                              Company                 Group               Williams             Total
                        -------------------  -----------------------  -----------------  -----------------
OM                               24.5%                 24.5%                 51.0%             100.0%
RPLLC                            25.0%                 25.0%                 50.0%             100.0%
Ozdon                            50.0%                 50.0%                    -              100.0%

Therefore, the Company has recorded its investment in OM, RPLLC and Ozdon under the equity method from April 1, 1999.

Prior to the effective date of the Second Amendment and amendment to the River Port Operating Agreement, the application of the existing agreements resulted in the Company controlling the gaming operations and 100% of the net gaming income being allocated to the Company and 0% to Williams. Therefore, the financial statements of OM, RPLLC and Ozdon were consolidated with the Company through March 31, 1999.

On March 27, 2000, the other two members of Operator and RPLLC purportedly voted to merge another limited liability company into each of Operator and RPLLC and buyout the Company's interest in each for $375,000 and $50,000, respectively. The Articles of Organziation of each of Operator and RPLLC require that a member's interest may not be changed and the Articles of Organization may not be amended without unanimous consent of all members. The Company voted against the purported mergers and buyout and subsequently filed a lawsuit to nullify the mergers and buyout. Since the purported transactions are in litigation, the Company was unable to receive financial information related to the operations of the Operator and RPLLC for the quarter ended June 30, 2000. Therefore, the Company has not recorded its share of income or loss from the Operator or RPLLC for the second quarter of fiscal 2000. Should the litigation determine the purported mergers and buyouts are nullified, the Company will record its share of income or loss for the second quarter at that time. If the purported mergers and buyouts are upheld by the court, the Company will receive $425,000 of cash and will recognize a gain on the sale of its interests in the Operator and RPLLC of approximately $98,000.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================


2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

The following is a condensed unaudited balance sheet for Ozdon as of June 30, 2000 and the consensed unaudited statement of income for the six months then ended.

                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 June 30, 2000

Assets

Current assets                                                                  $  3,000
Fixed assets, net                                                                453,000
Other assets                                                                      29,000
                                                                                --------
                                                                                $485,000
                                                                                ========
Liabilities and Equity

Current liabilities                                                             $330,000
Long-term liabilities                                                                  -
                                                                                --------
                                                                                 330,000
Equity                                                                           155,000
                                                                                --------
                                                                                $485,000
                                                                                ========


                         CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)
                         Six Months Ended June 30, 2000


Revenues                                                                            $200,000
General and administrative                                                            28,000
                                                                                    --------
Operating income                                                                     172,000
Income taxes                                                                         (65,000)
                                                                                    --------
  Net income                                                                        $107,000
                                                                                    ========

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================


3.  INVESTMENT SECURITIES

Investment securities which are all considered available-for-sale are summarized as follows:

                                                          June 30,    December 31,
                                                            2000         1999
                                                          --------    ----------
       Marketable equity securities, at cost              $249,000    $  580,000
       Unrealized gains                                     82,000       880,000
                                                          --------    ----------
       Marketable equity securities, fair market value    $331,000    $1,460,000
                                                          ========    ==========

In addition, the Company had marketable equity securities with an original cost of $194,101 which were restricted to be distributed to an officer and consultant in satisfaction of commissions on the sale of the cruise operations. The shares were sold on behalf of or distributed to the officer and consultant during the six months ended June 30, 2000.

Subsequent to June 30, 2000, the Company sold additional marketable equity securities with an original cost of approximately $17,400 for a realized gain of approximately $600.

4.  EXTRAORDINARY GAIN

Effective April 1, 2000, the Company acquired 1,958,829 shares of common stock from individuals for $19,588. In addition, the Company settled the following liabilities for $30,412 in cash and a $175,000 note payable:

Subordinated debentures               $173,500
Preferred stock dividends payable      151,000
Accrued interest                       157,500
                                     ---------
                                      $482,000
                                     =========

The transaction resulted in an extraordinary gain before taxes on the settlement of debt of approximately $276,500. The note bears interest at 8.5%, is due in quarterly installments of $15,000 plus interest and is collateralized by a portion of the Company's investment in available for sale securities.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: As noted in Note 2 of the Notes to Consolidated Financial Statements (Unaudited), the other two members of Operator and RPLLC have purportedly voted in favor of a merger resulting in the termination of the Company's interests in Operator and RPLLC for a buyout of $375,000 and $50,000, respectively, and the Company has filed a lawsuit seeking to nullify the purported mergers and buyouts, among other relief. Until the court renders final judgment in the lawsuit, no final determination can be made whether the purported mergers and buyouts are effective. If they are upheld, the Company will receive $425,000 of cash and will recognize a gain on the sale of its interests in Operator and RPLLC of approximately $98,000. If the court sets them aside, as requested by the Company, the Company will continue to report its share of income or loss from Operator and RPLLC. The discussion of Operator and RPLLC, and the Company's ownership interests in them, contained in this Management's Discussion and Analysis or Plan of Operation assumes that the purported mergers and buyouts will be set aside and the Company's ownership interests will be reinstated.

The structure of Operator and RPLLC and the various interests (including revenue and profits interest) of the Company in Operator and RPLLC have been restructured in an attempt to satisfy certain concerns raised by the Division. The Company believes the further restructuring of Operator and RPLLC addresses the concerns raised by the Division. The Company has submitted to the Division and Gaming Control Board the documents effecting the further restructure of Operator and RPLLC for their review in connection with Operator's license renewal request and the granting of a license to RPLLC. There can be no assurance that the Gaming Control Board will agree with the Company's conclusion that Operator and RPLLC, as restructured, comply with the residency requirements of the Louisiana Act, but the Company believes the Gaming Control Board will agree with the current structure. The Company does not believe the review will result in further material adverse changes in Operator's or RPLLC`s structure, but it cannot predict the results of the review until the review is completed.

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

General Condition: The Company ended the quarter with $279,021 in cash and other current assets amounting to $398,775 including accounts receivable (net) of $67,666 and investments in 215,000 shares of Travelbyus common stock with a value of $331,109. Total liabilities were $964,163 at June 30, 2000, including accounts payable and accrued liabilities of $153,654, long-term notes payable of $515,006 and preferred stock dividends payable of $295,503. The Company's liabilities decreased $832,918 from $1,797,081 at December 31, 1999 to $964,163 at June 30, 2000. This decrease was comprised primarily of a decrease in accounts payable, the deferred tax liability related to the unrealized gain on Travelbyus.com common stock, and the payoff of long-term debt, along with the settlement of debt of approximately $482,000.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


Competition is intense for the business of gaming patrons in Louisiana and Mississippi. It is expected that profit margins may continue to be adversely affected as a result of such competition and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes Ozdon, Operator and RPLLC will be able to maintain a competitive position if they are able to carefully manage expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management by Operator or RPLLC. Ozdon and Operator have been parties to a month-to-month lease pursuant to which Ozdon leased the Gold Rush Truck Stop to Operator. The lease is terminable by either party, with or without cause, on sixty days' prior written notice. Ozdon has given Operator notice that the lease will be terminated by Ozdon effective August 13, 2000. Ozdon plans to enter into a new lease with a nonaffiliated party.


RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999
------------------------------------------------------------------------------

Operating Income (Loss)
-----------------------

The Company recorded a loss from operations of $417,009 during the six months ended June 30, 2000 compared to income from operations of $151,350 for the six months ended June 30, 1999. The decline in operating profitability is due to the Company's sale of a significant portion of its gaming operations effective April 1, 1999 and the sale of its cruise operations effective October 1, 1999. However, the loss from operations does not include the Company's share of income or loss from Operator or RPLLC for the three months ended June 30, 2000 because the Company was unable to obtain such financial information (see Note 1 and Note
2).

During the three months ended March 31, 1999, the Company generated gross profit from its gaming and truck stop operations of $2,090,374 on revenues of $6,034,130. Upon the sale of a significant portion of the Company's interest in the gaming operations, April 1, 1999, the Company now records income from gaming and truck stop operations under the equity method as "Income for Equity Investments" in Other Income (Expense). For the three months, ended June 30, 1999, the Company recorded income from its equity investment of $70,085. The gaming and truck stop operations, run by the Operator, generated approximately $1,504,000 of gross profit on revenues of approximately $4,199,000 during the quarter ended March 31, 2000. The decline in revenues is due to the fact that the Operator has closed down or sold two locations since March 31, 1999. Gross profit percentage in 2000 is 35.5% compared to 34.6% for 1999. Complete comparative information for the six months ended June 30, 2000 and 1999 are not included as financial information related to the Operator and RPLLC for the three months ended June 30, 2000 was not available (see Note 1 and Note 2).

During the six months ended June 30, 1999, the Company recorded gross profit from its cruise operations of $259,085 and $0 for the six months ended June 30, 2000 as the Company sold its cruise operations in the fourth quarter of 1999.

During the six months ended June 30, 1999, the Company recorded general and administrative costs of $2,025,734 compared to $441,199 during the six months ended June 30, 2000. The primary reason for the decline is due to the sale of a significant portion of the Company's interest in gaming operations and its cruise operations during 1999.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


RESULTS OF OPERATIONS (CONTINUED)

Interest Expense
----------------

The Company recorded interest expense of $133,807 for the six months ended June 30, 1999 compared to $18,857 for the six months ended June 30, 2000. The decline in interest expense is attributable to the debt on the construction of a new truck stop and casino for which the Company sold a significant interest effective April 1, 1999. In addition, due to the restructuring of the gaming operations, subordinated debt of $ 400,860 were cancelled effective April 1, 1999 and the Company paid off or settled approximately $750,000 of debt during the six months ended June 30, 2000.


Income from Equity Investments
------------------------------

As discussed above, complete comparative gaming and truck stop operations are not presented as the financial information for the three months ended June 30, 2000 was not made available to the Company.


Gain on Sale of Investments
---------------------------

During the six months ended June 30, 2000, the Company sold Travelbyus.com common stock resulting in a gain of $420,797. During the six months ended June 30, 1999, the Company sold a portion of its investments in Opeorator, RPLLC and the Gold Rush Truck Stop resulting in a gain of approximately $662,000.


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


Forward Looking Statements
--------------------------

Statements that are not historical facts included in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and RPLLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's market, pending legal proceedings, new lease and other contractual arrangements, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


results to differ materially ("Cautionary Disclosures") are described throughout this Form 10- QSB. Cautionary disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop, and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, pending legal proceedings and possible new lease and other contractual arrangements. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.


PART II  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In the lawsuit styled North American Gaming and Entertainment Corporation v. OM Operating L.L.C., River Port Truck Stop, L.L.C., Donald I. Williams, Loy F. Weaver and The 146, L.L.C., Civil Action No. CV00-0575S, United States District Court, Western District of Louisiana, Shreveport Division, a hearing was held on the Company's motion for preliminary injunction to unwind the purported mergers pending final resolution of the case. The judge denied the Company's motion on the grounds that the Company would be compensable with monetary damages in the event it is successful on the merits. The case is presently scheduled for trial on the merits on May 21, 2001, but a hearing on each party's motion for summary judgment is scheduled for September 18, 2000.

ITEMS 2, 4 AND 5 ARE OMMITED FROM THIS REPORT AS INAPPLICABLE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

At June 30, 2000, the Company was in arrears on the subordinated debentures to the extent of $322,371, in principal and approximately $95,000 in interest.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


ITEM 6 (CONTINUED)


Exhibit
Number     Description of Exhibits
------     -----------------------


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

*27.1      Financial data schedule required by Item 601 of Regulation S-B.
-----


*    Filed herewith

(b)  Reports on Form 8-K.

      None.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


In accordance with the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION
                                         (Registrant)



                                         By:       /s/E.H. Hawes II
                                             ---------------------------------
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:    August 17, 2000

================================================================================