Form 10QSB/A
period 2000-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2000-09-08
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      June 30, 2000
                              ------------------------

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                         Delaware                                           75-2571032
             ---------------------------------                        ------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

               13150 Coit Road, Suite 125, Dallas, Texas  75240
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                              ( 972 ) 671 - 1133
                               -----  ---------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   xxx    No___
                                                            -------

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2000: 31,162,091

Transitional Small Business Disclosure Format (Check One):  Yes ___  No  xx
                                                                        -----

                         PART 1 FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------
                                                              June 30,   December 31,
                                                                2000        1999
                                                            (Unaudited)
-------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash                                                        $  279,021     $  248,491
Accounts receivable, net of allowance for doubtful
  accounts of $32,206 (1999)                                    67,666        110,843
Investment in available-for-sale securities                    331,109      1,460,000
Investments - restricted                                             -        194,101
Prepaid expenses                                                     -          1,874
                                                            ----------     ----------
Total Current Assets                                           677,796      2,015,309
                                                            ----------     ----------
Furniture And Equipment, net of accumulated depreciation        15,499         21,309
                                                            ----------     ----------
Other Assets:
Deferred tax asset                                              37,000              -
Deposits and other                                             116,037          3,246
Investments - other                                            592,729        382,479
                                                            ----------     ----------
Total Other Assets                                             745,766        385,725
                                                            ----------     ----------
Total Assets                                                $1,439,061     $2,422,343
                                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued liabilities and other             $  153,654     $  471,557
Current portion of long-term debt                               60,000              -
Deferred tax liability                                               -         97,137
Preferred stock dividends payable                              295,503        447,018
                                                            ----------     ----------
Total Current Liabilities                                      509,157      1,015,712
Notes Payable - long-term                                      455,006        781,369
                                                            ----------     ----------
Total Liabilities                                              964,163      1,797,081
                                                            ----------     ----------
Commitments And Contingencies

Stockholders' Equity:
Class A preferred stock, $3.00 par value, 10% annual
  cumulative dividend, 1,600,000 shares authorized,
  no shares issued and outstanding                                   -              -
Preferred stock, $.01 par value, 10,000,000 shares
  authorized Series "B", 8,000,000 shares designated,
  no shares issued and outstanding                                   -              -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 41,788,552 shares issued                         417,886        417,886
Additional paid-in capital                                     466,959        466,959
Treasury stock, 10,626,461 shares (2000)
  and 8,667,632 shares (1999), at cost                        (131,264)      (111,676)
Accumulated other comprehensive income                          51,062        548,562
Accumulated deficit                                           (329,745)      (696,469)
                                                            ----------     ----------
                                                               474,898        625,262
                                                            ----------     ----------
Total Liabilities and Stockholders' Equity                  $1,439,061     $2,422,343
                                                            ==========     ==========

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED                    QUARTER ENDED
                                               30-Jun-00         30-Jun-99         30-Jun-00       30-Jun-99
------------------------------------------------------------------------------------------------------------
Revenue:
Video poker                                  $         -       $ 4,128,171      $          -     $         -
Truck stop and convenience store                       -         1,905,959                 -               -
Cruise                                                 -           504,390                 -         278,478
                                             ---------------------------------------------------------------
                                                       -         6,538,520                 -         278,478
                                             ---------------------------------------------------------------
Costs and expenses                                     -         4,128,364                 -         129,847
General and administrative                       411,199         2,025,734           186,033         244,162
Depreciation and amortization                      5,810           233,072             2,930          86,188
                                             ---------------------------------------------------------------
Operating income (loss)                         (417,009)          151,350          (188,963)       (181,719)

Interest expense                                 (18,857)         (133,807)             (444)        (36,098)
Income from equity investments                   210,250            70,085            96,399          70,085
Gain on sale of investments                      420,797           662,065            63,269         705,065
Other income (expense)                            59,990            (6,319)           34,435         137,308
                                             ---------------------------------------------------------------
Income Before Provision for Income
   Taxes and Extraordinary Gain                  255,171           743,374             4,696         694,641

Provision For Income Taxes                       (71,044)         (193,265)          (71,044)       (175,000)
                                             ---------------------------------------------------------------
Income (loss) before extraordinary gain          184,127           550,109           (66,348)        519,641

Extraordinary gain, net of
    Deferred Tax Expense of $94,065              182,597                 -           182,597               -
                                             ---------------------------------------------------------------
Net income                                   $   366,724       $   550,109      $    116,249     $   519,641
                                             ===============================================================
Basic income Per Share
    Before Extraordinary Gain                $         *       $       .01      $      (.01)     $       .02
                                             ===============================================================
    Extraordinary Gain Per Share             $       .01       $         *      $       .01      $         *
                                             ===============================================================
    Basic Net Income Per Share               $       .01       $       .01      $         *      $       .02
                                             ===============================================================
Basic Weighted Average Shares
    Outstanding                               33,120,920        41,788,552       33,120,920       33,620,920
                                             ===============================================================

*  Less than $0.01 per share

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

--------------------------------------------------------------------------------------
                                                             Six Months Ended June 30,
                                                                 2000          1999
--------------------------------------------------------------------------------------
Net Income                                                     $ 366,724    $ 550,109
                                                               ---------    ---------
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities
   net of deferred income tax benefit of $113,216 (2000)        (219,773)           -

Reclassifications, net of deferred tax expense of $143,070      (277,727)           -
                                                               ---------    ---------
                                                                (497,500)           -
                                                               ---------    ---------
Total Comprehensive Income (Loss)                              $(130,776)   $ 550,109
                                                               =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                           2000        1999
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                               $ 366,724   $ 550,109
Adjustments to reconcile net cash:
   Depreciation and amortization                             5,810     233,072
   Deferred tax expense benefit                            165,109     111,500
   Income from equity investments                         (210,250)    (70,085)
   Gain on sale of securities and assets                  (420,797)   (662,065)
   Extraordinary gain                                     (276,662)          -
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     43,177     (68,465)
    Inventories                                                  -     (12,177)
    Prepaid insurance/ expenses                              1,874      16,544
    Deposits and other                                           -      13,559
   Increase (decrease) in:
    Accounts payable and accrued liabilities              (109,555)    (14,799)
                                                         ---------   ---------
Net Cash Provided By (Used In) Operating Activities       (434,570)     97,193
                                                         ---------   ---------
Cash Flows From Investing Activities:
   Purchases of property, plant and equipment                    -    (353,021)
   Proceeds from Kings sale of fixed assets                      -     325,000
   Proceeds from sale of securities                        752,942           -
   Purchase of intangibles                                       -     (11,320)
                                                         ---------   ---------
Net Cash Provided By (Used In) Investing Activities        752,942     (39,341)
                                                         ---------   ---------
Cash Flows From Financing Activities:
   Repurchase of stock                                     (19,588)          -
   Proceeds from notes payable                                   -     125,887
   Payments on borrowings and dividends                   (268,254)   (263,700)
                                                         ---------   ---------
Net Cash Provided By (Used In) Financing Activities       (287,842)   (137,813)
                                                         ---------   ---------

Net Increase (Decrease) In Cash                             30,530     (79,961)

Cash, beginning of six months                              248,491     281,109
                                                         ---------   ---------
Cash, end of six months                                  $ 279,021   $ 201,148
                                                         =========   =========
Non-Cash Investing and Financing Activities:

Payment of commission payable with securities            $ 194,101   $       -
                                                         =========   =========
Change in unrealized gain on available for sale
  securities, net of deferred income taxes of
  $299,246 (2000)                                        $ 497,500   $       -
                                                         =========   =========
Repurchase of treasury stock and settlement of
   debentures, dividends payable and accrued interest
   for a note payable                                    $ 175,000   $       -
                                                         =========   =========


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by Ozdon Investments, Inc. ("Ozdon") to Operator. Ozdon and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. Ozdon will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company, Ozdon and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if Ozdon proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of June 30, 2000, the outstanding principal balance of such indebtedness was approximately $323,634. Ozdon has given Operator notice that the Lease will be terminated by Ozdon effective August 13, 2000. Ozdon plans to enter into a new lease with a nonaffiliated party.

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck Stop are as follows:

                                  North Louisiana
                     Company           Group          Williams      Total
                     -------      ---------------     --------      -----
     OM                 24.5%                24.5%        51.0%     100.0%
     RPLLC              25.0%                25.0%        50.0%     100.0%
     Ozdon              50.0%                50.0%           -      100.0%

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

On March 27, 2000, the other two members of Operator and RPLLC purportedly voted to merge another limited liability company into each of Operator and RPLLC and buyout the Company's interest in each for $375,000 and $50,000, respectively. The Articles of Organziation of each of Operator and RPLLC require that a member's interest may not be changed and the Articles of Organization may not be amended without unanimous consent of all members. The Company voted against the purported mergers and buyout and subsequently filed a lawsuit to nullify the mergers and buyout. If the purported mergers and buyouts are upheld by the court, the Company will receive $425,000 of cash and will recognize a gain on the sale of its interests in the Operator and RPLLC of approximately $98,000 and reverse its share of income (loss) booked related to Operator and RPLLC from April 1, 2000 to the current date. As of June 30, 2000, the Company's share of income from Operator and RPLLC (excluding Ozdon) for the quarter was $65,360.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

2. RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

The following is a combined condensed unaudited balance sheet for the Operator, RPLLC and Ozdon as of June 30, 2000 and the condensed unaudited statement of income for the six months then ended.


                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 June 30, 2000


     Assets

     Current assets                                       $ 1,247,000
     Fixed assets, net                                      2,924,000
     Other assets                                             201,000
                                                          -----------

                                                          $ 4,372,000
                                                          ===========


     Liabilities and Equity

     Current liabilities                                  $ 2,984,000
     Long-term liabilities                                     13,000
                                                          -----------

                                                            2,997,000
     Equity                                                 1,375,000
                                                          -----------

                                                          $ 4,372,000
                                                          ===========




                         CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)
                        Six Months Ended June 30, 2000



   Revenues                                               $ 8,139,000
     Cost of revenues                                       5,143,000
                                                          -----------
     Gross profit                                           2,996,000

     General and administrative                             2,234,000
                                                          -----------
     Operating profit                                     $   762,000

     Other                                                    (20,000)
                                                          -----------

   Net Income                                             $   742,000
                                                          ===========

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

3. INVESTMENT SECURITIES

Investment securities which are all considered available-for-sale are summarized as follows:


                                                          June 30,  December 31,
                                                            2000       1999
                                                          --------  ------------

       Marketable equity securities, at cost              $249,000  $    580,000
       Unrealized gains                                     82,000       880,000
                                                          --------  ------------
       Marketable equity securities, fair market value    $331,000  $  1,460,000
                                                          ========  ============


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

4. EXTRAORDINARY GAIN

Effective April 1, 2000, the Company acquired 1,958,829 shares of common stock from individuals for $19,588. In addition, the Company settled the following liabilities for $30,412 in cash and a $175,000 note payable:

Subordinated debentures                  $ 173,500
Preferred stock dividends payable          151,000
Accrued interest                           157,500
                                         ---------
                                         $ 482,000
                                         =========


The transaction resulted in an extraordinary gain before taxes on the settlement of debt of approximately $276,500. The note bears interest at 8.5%, is due in quarterly installments of $15,000 plus interest and is collateralized by a portion of the Company's investment in available-for-sale securities.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

During the three months ended March 31, 1999, the Company generated gross profit from its gaming and truck stop operations of $2,090,374 on revenues of $6,034,130. Upon the sale of a significant portion of the Company's interest in the gaming operations, April 1, 1999, the Company now records income from gaming and truck stop operations under the equity method as "Income for Equity Investments" in Other Income (Expense). For the three months, ended June 30, 1999, the Company recorded income from its equity investment of $70,085. During the six months ended June 30, 1999, the gaming and truck stop operations, run by the Operator, generated approximately $3,700,000 of gross profits on revenues of approximately $10,736,000. The gaming and truck stop operations, run by the Operator, generated approximately $2,996,000 of gross profit on revenues of approximately $8,139,000 during the six months ended June 30, 2000. The decline in revenues is due to the fact that the Operator has closed down or sold two locations since March 31, 1999. Gross profit percentage in 2000 is 36.8% compared to 34.5% for 1999.

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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


Income from Equity Investments
------------------------------

As discussed above, the gaming and truck stop operations recorded gross profit for the six months ended June 30, 2000 of approximately $2,996,000. In addition, the gaming and truck stops incurred approximately $2,234,000 of general and administrative expenses and $20,000 of other expenses during the same six months. The result was net income from gaming and truck stop operations of approximately $742,000 of which the Company's share was $210,250 (including Ozdon). The Company's share of income for the three months ended June 30, 1999 was $70,085 while, during the quarter ended March 31, 1999, the Company recorded 100% of the gaming and truck stop operations (see above discussion.)

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

Forward Looking Statements
--------------------------

Statements that are not historical facts included in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and RPLLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's market, pending legal proceedings, new lease and other contractual arrangements, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10- QSB. Cautionary disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop, and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, pending legal proceedings and possible new lease and other contractual arrangements. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.


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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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


*27.1      Financial data schedule required by Item 601 of Regulation S-B.
-----

*   Filed herewith

(b) Reports on Form 8-K.

            None.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


In accordance with the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NORTH AMERICAN GAMING AND
                                             ENTERTAINMENT CORPORATION
                                             (Registrant)



                                             By   /s/ E.H. Hawes II
                                                -------------------------------
                                                Chairman of the Board and
                                                Chief Executive Officer


Date: September 7, 2000