Form 10QSB
period 2000-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2000-11-14
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2000
                               --------------------------------------

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                            Delaware                                          75-2571032
                 -------------------------------                         --------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

               13150 Coit Road, Suite 125, Dallas, Texas  75240
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                           ( 972 )    671   -   1133
                         -----------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes xxx    No
                                                                ---       ---

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 2000: 31,162,091

Transitional Small Business Disclosure Format (Check One):  Yes        No xxx
                                                                ---       ---

                         PART 1  FINANCIAL INFORMATION
                         ITEM 1  FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

============================================================================================
                                                                 September 30,  December 31,
                                                                    2000           1999
                                                                 (Unaudited)
--------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash                                                            $  168,631        $  248,491
Accounts receivable, net of allowance for doubtful
   accounts of $32,206 (1999)                                       67,666           110,843
Investment in available-for-sale securities                        216,937         1,460,000
Investments - restricted                                                 -           194,101
Prepaid expenses                                                   112,791             1,874
                                                                ----------        ----------
Total Current Assets                                               566,025         2,015,309
                                                                ----------        ----------
Furniture And Equipment, net of accumulated depreciation            12,619            21,309
                                                                ----------        ----------
Other Assets:
Deferred tax asset                                                  47,000                 -
Deposits and other                                                   3,246             3,246
Investments - other                                                670,543           382,479
                                                                ----------        ----------
Total Other Assets                                                 720,789           385,725
                                                                ----------        ----------
Total Assets                                                    $1,299,433        $2,422,343
                                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued liabilities and other                 $  140,015        $  471,557
Current portion of long-term debt                                   60,000                 -
Deferred tax liability                                                   -            97,137
Preferred stock dividends payable                                  295,503           447,018
                                                                ----------        ----------
Total Current Liabilities                                          495,518         1,015,712
Notes Payable - long-term                                          424,987           781,369
                                                                ----------        ----------
Total Liabilities                                                  920,505         1,797,081
                                                                ----------        ----------
Commitments And Contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual
  cumulative dividend, 1,600,000 shares authorized,
  no shares issued and outstanding                                       -                 -
Preferred stock, $.01 par value, 10,000,000 shares
  authorized Series "B", 8,000,000 shares designated,
  no shares issued and outstanding                                       -                 -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 41,788,552 shares issued                             417,886           417,886
Additional paid-in capital                                         466,959           466,959
Treasury stock, 10,626,461 shares (2000)
  and 8,667,632 shares (1999), at cost                            (131,264)         (111,676)
Accumulated other comprehensive income                               8,704           548,562
Accumulated deficit                                               (383,357)         (696,469)
                                                                ----------        ----------
                                                                   378,928           625,262
                                                                ----------        ----------
Total Liabilities and Stockholders' Equity                      $1,299,433        $2,422,343
                                                                ==========        ==========

                                       1

============================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

===================================================================================================================================
                                                                  NINE MONTHS ENDED                         QUARTER ENDED
                                                            30-Sep-00           30-Sep-99           30-Sep-00            30-Sep-99
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
Video poker                                              $            -       $  4,128,171        $           -        $          -
Truck stop and convenience store                                      -          1,905,959                    -                   -
Cruise                                                                -            667,466                    -             163,076
                                                         --------------------------------------------------------------------------
                                                                      -          6,701,596                    -             163,076
                                                         --------------------------------------------------------------------------
Costs and expenses                                                    -          4,189,265                    -              60,901
General and administrative                                      522,390          2,255,916              111,191             230,182
Depreciation and amortization                                     8,640            319,259                2,830              86,187
                                                         --------------------------------------------------------------------------
Operating income (loss)                                        (531,030)           (62,844)            (114,021)           (214,194)

Interest expense                                                (22,772)          (167,749)              (3,915)            (33,942)
Income from equity investments                                  288,064            107,363               77,814              37,278
Gain on sale of investments                                     422,280            597,857                1,483                   -
Other income (expense)                                           60,431             66,936                  441               9,047
                                                         --------------------------------------------------------------------------
Income Before Provision for Income
   Taxes and Extraordinary Gain                                 216,973            541,563              (38,198)           (201,811)

Provision For Income Taxes                                      (86,458)          (216,471)             (15,414)            (23,206)
                                                         --------------------------------------------------------------------------
Income before extraordinary gain                                130,515            325,092              (53,612)           (225,017)

Extraordinary gain, net of
    Deferred Tax Expense of $94,065                             182,597                  -                    -                   -
                                                         --------------------------------------------------------------------------
Net income (loss)                                        $      313,112       $    325,092        $     (53,612)       $   (225,017)
                                                         ==========================================================================
Basic income Per Share
    Before Extraordinary Gain                            $            *       $          *        $           *        $          *
                                                         ==========================================================================
    Extraordinary Gain Per Share                         $            *       $          *        $           *        $          *
                                                         ==========================================================================
    Basic Net Income Per Share                           $          .01       $          *        $           *        $          *
                                                         ==========================================================================
Basic Weighted Average Shares
    Outstanding                                              31,815,034         36,313,542           31,162,091          33,620,920
                                                         ==========================================================================

*  Less than $0.01 per share

                                       2

===================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

==============================================================================================
                                                               Nine Months Ended September 30,
                                                                     2000              1999
----------------------------------------------------------------------------------------------
Net Income                                                        $  313,112        $  325,092
                                                                  ----------        ----------
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities
    net of deferred income tax benefit of $134,533 (2000)           (261,153)                -

Reclassifications, net of deferred tax expense of $143,575          (278,705)                -
                                                                  ----------        ----------
                                                                    (539,858)                -
                                                                  ----------        ----------
Total Comprehensive Income (Loss)                                 $ (226,746)       $  325,092
                                                                  ==========        ==========
                                       3
==============================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

==================================================================================================
                                                                   Nine Months Ended September 30,
                                                                       2000              1999
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                         $  313,112           $  325,092
Adjustments to reconcile net cash:
    Depreciation and amortization                                       8,640              319,259
    Deferred tax expense benefit                                      180,523              111,500
    Income from equity investments                                   (288,064)            (107,363)
    Gain on sale of securities and assets                            (422,280)            (597,858)
    Extraordinary gain                                               (276,662)                   -
Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                               43,177              (34,525)
     Inventories                                                            -              (12,177)
     Prepaid expenses                                                   1,874               25,544
     Deposits and other                                                     -                1,320
    Increase (decrease) in:
     Accounts payable and accrued liabilities                        (123,194)             (37,209)
                                                                   ----------           ----------
Net Cash Provided By (Used In) Operating Activities                  (562,874)             ( 6,417)
                                                                   ----------           ----------
Cash Flows From Investing Activities:
    (Purchases) disposition of property, plant and equipment               50             (345,611)
    Proceeds from Kings sale of fixed assets                                -              325,000
    Proceeds from sale of securities                                  800,825                    -
    Repayment by borrowers                                                  -               32,016
                                                                   ----------           ----------
Net Cash Provided By (Used In) Investing Activities                   800,875               11,405
                                                                   ----------           ----------
Cash Flows From Financing Activities:
    Repurchase of stock                                               (19,588)                   -
    Proceeds from notes payable                                             -              125,887
    Payments on borrowings and dividends                             (298,273)            (294,569)
                                                                   ----------           ----------
Net Cash Provided By (Used In) Financing Activities                  (317,861)            (168,682)
                                                                   ----------           ----------
Net Decrease In Cash                                                  (79,860)            (163,694)

Cash, beginning of year                                               248,491              281,109
                                                                   ----------           ----------
Cash, end of period                                                $  168,631           $  117,415
                                                                   ==========           ==========
Non-Cash Investing and Financing Activities:

Payment of commission payable with securities                      $  194,101           $        -
                                                                   ==========           ==========
Change in unrealized gain on available for sale
   securities, net of deferred income taxes of
   $323,913 (2000)                                                 $  539,858           $        -
                                                                   ==========           ==========
Repurchase of treasury stock and settlement of
    debentures, dividends payable and accrued interest
    for a note payable                                             $  175,000           $        -
                                                                   ==========           ==========

                                       4
==================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

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

As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by Ozdon Investments, Inc. ("Ozdon") to Operator. Ozdon and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of nine months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. Ozdon will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company, Ozdon and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if Ozdon proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of September 30, 2000, the outstanding principal balance of such indebtedness was approximately $202,074. Ozdon has given Operator notice that the Lease will be terminated. Upon termination of the Lease, Ozdon plans to enter into a new lease with a nonaffiliated party.

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

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

The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck Stop are as follows:

                            North Louisiana
                  Company        Group        Williams    Total
                  -------   ---------------   --------   -------
OM                  24.5%             24.5%      51.0%    100.0%
RPLLC               25.0%             25.0%      50.0%    100.0%
Ozdon               50.0%             50.0%         -     100.0%

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

On March 27, 2000, the other two members of Operator and RPLLC purportedly voted to merge another limited liability company into each of Operator and RPLLC and buyout the Company's interest in each for $375,000 and $50,000, respectively. The Articles of Organziation of each of Operator and RPLLC require that a member's interest may not be changed and the Articles of Organization may not be amended without unanimous consent of all members. The Company voted against the purported mergers and buyout and subsequently filed a lawsuit to nullify the mergers and buyout. If the purported mergers and buyouts are upheld by the court, the Company will receive $425,000 of cash and will recognize a gain on the sale of its interests in the Operator and RPLLC of approximately $98,000 and reverse its share of income (loss) booked related to Operator and RPLLC from April 1, 2000 to the current date. As of September 30, 2000, the Company's share of income from Operator and RPLLC (excluding Ozdon) for the six months ended September 30, 2000 was $125,098.

                                       9
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

The following is a combined condensed unaudited balance sheet for the Operator, RPLLC and Ozdon as of September 30, 2000 and the combined condensed unaudited statement of income for the nine months then ended.


                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                               September 30, 2000

          Assets

          Current assets                                $1,391,000
          Fixed assets, net                              3,194,000
          Other assets                                     214,000
                                                        ----------
                                                        $4,799,000
                                                        ==========
          Liabilities and Equity

          Current liabilities                           $2,951,000
          Long-term liabilities                            170,000
                                                        ----------
                                                         3,121,000
          Equity                                         1,678,000
                                                        ----------
                                                        $4,799,000
                                                        ==========


                         CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)
                      Nine Months Ended September 30, 2000

          Revenues                                     $12,261,000
          Cost of revenues                               7,763,000
                                                       -----------
          Gross profit                                   4,498,000
          General and administrative                     3,152,000
                                                       -----------
          Operating profit                             $ 1,346,000
          Other                                            (94,000)
                                                       -----------
          Net Income                                   $ 1,252,000
                                                       ===========

                                      10
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
================================================================================

3. INVESTMENT SECURITIES

Investment securities which are all considered available-for-sale are summarized as follows:

                                                   September 30,  December 31,
                                                       2000          1999
                                                   -------------  ------------

Marketable equity securities, at cost                   $203,000    $  580,000
Unrealized gains                                          14,000       880,000
                                                        --------    ----------
Marketable equity securities, fair market value         $217,000    $1,460,000
                                                        ========    ==========

In addition, the Company had marketable equity securities with an original cost of $194,101 which were restricted to be distributed to an officer and consultant in satisfaction of commissions on the sale of the cruise operations. The shares were sold on behalf of or distributed to the officer and consultant during the nine months ended September 30, 2000.

4.  EXTRAORDINARY GAIN

Effective April 1, 2000, the Company acquired 1,958,829 shares of common stock from individuals for $19,588. In addition, the Company settled the following liabilities to the individuals for $30,412 in cash and a $175,000 note payable:

Subordinated debentures               $173,500
Preferred stock dividends payable      151,000
Accrued interest                       157,500
                                      --------

                                      $482,000
                                      ========


The transaction resulted in an extraordinary gain before taxes on the settlement of debt of approximately $276,500. The note bears interest at 8.5%, is due in quarterly installments of $15,000 plus interest and is collateralized by a portion of the Company's investment in available- for-sale securities.

                                      11
================================================================================

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

General Condition: The Company ended the quarter with $168,631 in cash and other current assets amounting to $397,394 including accounts receivable (net) of $67,666, investments in 175,000 shares of Travelbyus common stock with a value of $216,937 and refundable income taxes of $112,791. Total liabilities were $920,505 at September 30, 2000, including accounts payable and accrued liabilities of $140,015, long-term notes payable of $484,987 and preferred stock dividends payable of $295,503. The Company's liabilities decreased $876,576 from $1,797,081 at December 31, 1999 to $920,505 at September 30, 2000. This
decrease was comprised primarily of a decrease in accounts payable, the deferred tax liability related to the unrealized gain on Travelbyus.com common stock, and the payoff of long-term debt, along with the settlement of debt of approximately $482,000.

                                      12
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================

Competition is intense for the business of gaming patrons in Louisiana and Mississippi. It is expected that profit margins may continue to be adversely affected as a result of such competition and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes Ozdon, Operator and RPLLC will be able to maintain a competitive position if they are able to carefully manage expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management by Operator or RPLLC. Ozdon and Operator have been parties to a month-to-month lease pursuant to which Ozdon leased the Gold Rush Truck Stop to Operator. The lease is terminable by either party, with or without cause, on sixty days' prior written notice. Ozdon has given Operator notice that the lease will be terminated. Upon termination of the Lease, Ozdon plans to enter into a new lease with a nonaffiliated party.

RESULTS OF OPERATIONS
Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended
-----------------------------------------------------------------------
September 30, 1999
------------------

Operating Income (Loss)
-----------------------

The Company recorded a loss from operations of $531,030 during the nine months ended September 30, 2000 compared to a loss from operations of $62,844 for the nine months ended September 30, 1999. The decline in operating profitability is due to the Company's sale of a significant portion of its gaming operations effective April 1, 1999 and the sale of its cruise operations effective October 1, 1999.

During the three months ended March 31, 1999, the Company generated gross profit from its gaming and truck stop operations of $2,090,374 on revenues of $6,034,130. Upon the sale of a significant portion of the Company's interest in the gaming operations, April 1, 1999, the Company now records income from gaming and truck stop operations under the equity method as "Income for Equity Investments" in Other Income (Expense). For the six months, ended September 30, 1999, the Company recorded income from its equity investment of $107,363. The gaming and truck stop operations, run by the Operator, generated approximately $1,504,000 of gross profits on revenues of approximately $4,199,000 during the quarter ended March 31, 2000. The decline in revenues during the first quarter of 2000 is due to the fact that the Operator has closed down or sold two locations since March 31, 1999. Gross profit percentage in 2000 is up to 35.5% compared to 34.6% for 1999. (See comparison of income from equity investments below.)

During the nine months ended September 30, 1999, the Company recorded gross profit from its cruise operations of $361,206 and $0 for the nine months ended September 30, 2000 as the Company sold its cruise operations in the fourth quarter of 1999.

During the nine months ended September 30, 1999, the Company recorded general and administrative costs of $2,255,916 compared to $522,390 during the nine months ended September 30, 2000. The primary reason for the decline is due to the sale of a significant portion of the Company's interest in gaming operations and its cruise operations during 1999 and the related decrease in overhead costs.

                                      13
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================

RESULTS OF OPERATIONS (CONTINUED)

Interest Expense
----------------

The Company recorded interest expense of $167,749 for the nine months ended September 30, 1999 compared to $22,772 for the nine months ended September 30, 2000. The decline in interest expense is attributable to the debt on the construction of a new truck stop and casino for which the Company sold a significant interest effective April 1, 1999. In addition, due to the restructuring of the gaming operations, subordinated debt of $400,860 were cancelled effective April 1, 1999 and the Company paid off or settled approximately $750,000 of debt during the nine months ended September 30, 2000.


Income from Equity Investments
------------------------------

As discussed in Note 2, the gaming and truck stop operations recorded gross profit for the nine months ended September 30, 2000 of approximately $4,498,000. In addition, the gaming and truck stops incurred approximately $3,152,000 of general and administrative expenses and $94,000 of other expenses during the same nine months. The result was net income from gaming and truck stop operations of approximately $1,252,000 of which the Company's share was $288,064 (including Ozdon). The Company's share of income for the six months ended September 30, 1999 was $107,363 while, during the quarter ended March 31, 1999, the Company recorded 100% of the gaming and truck stop operations (see above discussion.)

As noted in Note 2 of the Notes to Consolidated Financial Statements (Unaudited), the other two members of Operator and RPLLC have purportedly voted in favor of a merger resulting in the termination of the Company's interests in Operator and RPLLC for a buyout of $375,000 and $50,000, respectively, and the Company has filed a lawsuit seeking to nullify the purported mergers and buyouts, among other relief. Until the court renders final judgment in the lawsuit, no final determination can be made whether the purported mergers and buyouts are effective. If they are upheld, the Company will receive $425,000 of cash and will recognize a gain on the sale of its interests in Operator and RPLLC of approximately $98,000. If the court sets them aside, as requested by the Company, the Company will continue to report its share of income or loss from Operator and RPLLC

Gain on Sale of Investments
---------------------------

During the nine months ended September 30, 2000, the Company sold Travelbyus.com common stock resulting in a gain of $422,280. During the nine months ended September 30, 1999, the Company sold a portion of its investments in Operator, RPLLC and the Gold Rush Truck Stop resulting in a gain of approximately $598,000.


Year 2000 Issues
----------------

The Company made the transition through the change to the year 2000 without apparent service interruption and with no apparent effects from the year 2000 change. We will continue to monitor our information technology and non-information technology systems as well as those of our third-party vendors and suppliers. We spent approximately $23,000 during 1999 on hardware and software upgrades and approximately $15,000 for labor and testing in preparation of the change to the year 2000. We do not anticipate that material expenditures

                                      14
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================

Year 2000 Issues (Continued)
----------------------------

will be required in the year 2000 to further upgrade our systems, nor do we expect our third-party vendors and suppliers to have significant year 2000 problems based on our experience to date.


Forward Looking Statements
--------------------------

Statements that are not historical facts included in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and RPLLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's market, pending legal proceedings, new lease and other contractual arrangements, business strategies, expansion results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-QSB. Cautionary disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop, and produce new properties, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, pending legal proceedings and possible new lease and other contractual arrangements. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.


PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS


In the lawsuit styled North American Gaming and Entertainment Corporation v. OM Operating L.L.C., River Port Truck Stop, L.L.C., Donald I. Williams, Loy F. Weaver and The 146, L.L.C., Civil Action No. CV00-0575S, United States District Court, Western District of Louisiana, Shreveport Division, a hearing was held on the Company's motion for preliminary injunction to unwind the purported mergers pending final resolution of the case. The judge denied the Company's motion on the grounds that the Company would be compensable with monetary damages in the event it is successful on the merits. The case is presently scheduled for trial on the merits on May 21, 2001.

ITEMS 2, 4 AND 5 ARE OMMITED FROM THIS REPORT AS INAPPLICABLE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

                                      15
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================

At September 30, 2000, the Company was in arrears on the subordinated debentures to the extent of $322,371, in principal and approximately $102,500 in interest.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit
Number     Description of Exhibits
-------    -----------------------

(a) The following exhibits are filed as part of this Form 10-QSB pursuant to Item 601 of Regulation S-B:

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

                                      16
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================

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


                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION
                                         (Registrant)


                                              /s/ E. H. HAWES
                                         By: ___________________________
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:    November 8, 2000

                                      17
================================================================================