Form 10KSB
period 2000-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2001-04-16
CIK 29952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period ____________ to _____________

                         Commission file number 0-5474

                             NORTH AMERICAN GAMING
                         AND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

        Delaware                                             75-2571032
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

      13150 Coit Road, Suite 1100, Dallas, Texas                75240
       (Address of principal executive offices)               (Zip Code)

        Issuer's telephone number, including area code:  (972) 671-1133

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues [income] for its most recent fiscal year were: $1,368,358.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $184,779 at March 1, 2001.

At March 1, 2001, the registrant had outstanding 25,105,458 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

               Yes            No     X
                    -------       -------

                               TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS.................................................................  1
ITEM 2.  DESCRIPTION OF PROPERTY................................................................. 16
ITEM 3.  LEGAL PROCEEDINGS....................................................................... 16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................... 17

                                                PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................ 18
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................... 18
ITEM 7.  FINANCIAL STATEMENTS.................................................................... 21
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................................... 21

                                               PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............................. 22
ITEM 10. EXECUTIVE COMPENSATION.................................................................. 23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................... 24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................... 25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................................................ 25

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                                    PART I



ITEM 1.  DESCRIPTION OF BUSINESS
---------------------------------

General

     North American Gaming and Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger (the
"Merger") with OM Investors, Inc. ("OM").   Following the Merger, the Company
has concentrated its business in the gaming industry but plans to cease doing business in this industry and pursue additional opportunities and developments in other industries.

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

Purported Cash Out Merger of Company's Interests; Potential Settlement of Litigation

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

     The Company filed a lawsuit, styled North American Gaming and Entertainment Corporation v. OM Operating, L.L.C., River Port Truck Stop, L.L.C., Donald I. Williams, Loy F. Weaver and The 146, L.L.C., Civil Action No. CV00-0575S, United States District Court, Western District of Louisiana, Shreveport Division, against Operator, River Port LLC, Williams, 146LLC and Loy F. Weaver, an affiliate of 146LLC ("Weaver"), for breach of fiduciary duty and breach of contract, and to declare as a nullity the mergers purportedly approved by Williams and 146LLC. Related litigation was brought by the defendants and related parties in the litigation styled (i) Arlington Farms, Inc., et al. v. North American Gaming and Entertainment Corporation, et al., Civil Action No. 00-106-C-M2, United States District Court, Middle District of Louisiana, and
(ii) The 146, L.L.C. v. Ozdon Investments, Inc., State of Louisiana, Parish of Pointe Coupee, 18th Judicial District Court, Docket No. 34,928, Division "A". The Company has vigorously pursued its rights, sought a judicial declaration nullifying the purported mergers of both Operator and River Port LLC, and sought damages for these and other breaches of fiduciary duty. The Company has also entertained discussions and negotiations concerning a possible settlement of the litigation. Effective as of January 5, 2001, the Company entered into a term sheet (the "Term Sheet") with the other parties to the lawsuits, together with certain related parties thereof (collectively, the "OMO Group").

     Under the terms of the Term Sheet, the Company and the OMO Group have agreed to settle the foregoing litigation and enter into mutual releases of claims, subject to certain conditions that must be satisfied prior to such settlement becoming effective. The Term Sheet provides that the settlement would not become effective unless definitive, binding agreements mutually acceptable to all parties (the "Definitive Agreements") were entered into on or before March 9, 2001. Definitive Agreements were not executed prior to such date, but are continuing to be negotiated as of the date of this Form 10-KSB and the Company anticipates that Definitive Agreements will ultimately be agreed upon and executed, although there can be no assurance. If the Definitive Agreements are entered into, the closing and final effectiveness of the settlement will be subject to the Company filing an Information Statement with the Securities and Exchange Commission and distributing the Information Statement to its stockholders describing the settlement and related sales of assets, described below, by the Company pursuant to the Definitive Agreements. International Tours, Inc. ("International") has agreed to vote its common stock in favor of the approval of the Definitive Agreements and the sale of the assets described below, and, therefore, the approval and sale are assured. In addition to mutual releases of all parties, the Definitive Agreements will provide for the sale by the Company of (i) all of the Company's interest in Operator, (ii) all of the Company's interest in River Port Truck Stop, LLC ("River Port LLC"), and (iii) the Company's 50% ownership interest in Ozdon Investments, Inc. ("Ozdon"). The purchase price for the sale of the foregoing assets by the Company shall be equal to $2.3 million, payable $800,000 in cash and $1.5 million in the form of a promissory note payable in 60 monthly installments of principal and interest; provided, the cash potion of the purchase price will be reduced by an amount equal to the sum of all liabilities of Ozdon in excess of $125,000. The promissory note will be personally guaranteed by Weaver, 146 LLC, Williams, Operator, River Port LLC, Ozdon and 167 Truck Stop, L.L.C. and will be secured by a security interest in 49% of the membership interests of Operator. The Company will also be indemnified against any loss due to its guaranty of the obligations of River Port LLC until it is released from such guaranty. The Definitive Agreements will also include a noncompetition agreement pursuant to which the Company will agree not to compete for a period of two years after the closing of the Definitive Agreements in the ownership, operation or management of truck stops in any of the Parishes in the State of Louisiana in which Operator or River Port LLC currently own or operate truck stops.

     The Company and the other parties to these lawsuits have agreed to postpone the lawsuits pending negotiation and execution of the Definitive Agreements. If the parties are unable to ultimately agree upon and execute the Definitive Agreements, the settlement will not be effective and the three lawsuits will most likely proceed.

       The purported mergers, the pending lawsuits and the possible settlement and sale of the Company's assets pursuant to such settlement should be considered in the review of the remainder of this Form 10-KSB. The discussion of Operator, River Port LLC and Ozdon, and the Company's ownership interests in them, contained in the remainder of this Form 10-KSB assumes that the Definitive Agreements will not be executed, the litigation will continue, the purported mergers will be set aside and that the Company's ownership interests will be reinstated. The final decision in this regard will not be known until it is known that the Definitive Agreements are not going to be executed and then not until the courts render final judgments in the lawsuits.

     If, on the other hand, the Definitive Agreements are executed and the closing occurs, the Company will sell all of its gaming assets in Louisiana for the $2.3 million purchase price discussed above. In such event, the Company plans to pursue additional opportunities and developments in other industries and other businesses and to continue as an ongoing business concern.

Settlement Agreements and Purchase of Shares and Debentures

     Effective as of April 1, 2000, the Company entered into a Settlement Agreement with the holders of $173,498.51 of the Company's subordinated debentures issued to former shareholders of OM (the "Debenture Holders"). Pursuant to the Settlement Agreement, the Debenture Holders released all claims against the Company, International and E.H. Hawes II, the Company's President ("Hawes"), and the Company, International and Hawes released all claims against the Debenture Holders. Additionally, the Company agreed to pay an aggregate of $225,000 to the Debenture Holders, payable $50,000 in cash on April 1, 2000, with the remaining balance of $175,000 represented by a promissory note bearing interest at 8.5% per annum and payable in 20 equal quarterly payments. The Debenture Holders agreed to transfer 1,958,829 shares of Common Stock of the Company to the Company for cancellation, to forgive $151,125 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $220,193.

     On January 1, 2001, but to be effective as of December 1, 2000, the Company entered into a Settlement Agreement with the holders of all but $18,297 of the Company's remaining subordinated debentures issued to former shareholders of OM (the "Remaining Debenture Holders"). Pursuant to the Settlement Agreement, the Remaining Debenture Holders released all claims against the Company, International and Hawes, and the Company, International and Hawes released all claims against the Remaining Debenture Holders. Additionally, the Company agreed to pay an aggregate of $700,000 to the Remaining Debenture Holders, payable $150,000 in cash on January 1, 2001, with the remaining balance of $550,000 represented by a promissory note dated December 1, 2000 bearing interest at 9% per annum and payable in twenty equal quarterly payments. The Remaining Debenture Holders agreed to transfer 6,056,633 shares of Common Stock of the Company to the Company for cancellation, to forgive $280,800 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $428,806.97.

Sale of Travel Industry Assets

     General. The Company entered into a Purchase of Assets Agreement (the "Purchase Agreement") on October 13, 1999 with Travelbyus.com Ltd. ("Travelbyus"), International Tours, Inc. ("International") and two of the Company's subsidiaries, GalaxSea Cruises and Tours, Inc. ("GalaxSea") and IT Cruise, Inc. ("IT Cruise"). Under the Purchase Agreement, each of International and GalaxSea sold substantially all of their respective cruise related assets to Travelbyus and the Company sold to Travelbyus the stock of IT Cruise owned by the Company, representing 100% of the outstanding stock of IT Cruise.

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

     Shares of Travelbyus Not a Long-Term Investment. The 666,667 shares of common stock of Travelbyus received by the Company represented approximately 1.3% of the outstanding common stock of Travelbyus as of November 15, 1999. The Company did not intend to hold these shares as a long term investment or distribute them to the stockholders of the Company. Instead, the Company intended to sell these shares on the Toronto Stock Exchange, where the shares of Travelbyus are listed, as soon as it could do so in an orderly disposition, in order to maximize the Company's return on the shares, in accordance with the rules of the Toronto Stock Exchange. As of March 1, 2001, the Company had transferred 166,667 shares as an advisory fee and bonus, as discussed above, and had sold 425,000 of such shares and continues to hold 75,000 shares, which are pledged as collateral on a $175,000 promissory note. On such date, the closing sale price on the Toronto stock exchange for Travelbyus common stock was $0.16
(US) per share.

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

     Accounting Treatment. The effective date of the Sale of the Cruise Business related back to October 1, 1999. Consequently, the transaction was recorded as a disposition of assets in the fourth quarter of 1999. The sales proceeds exceed the net book value of the assets sold and, therefore, the Company realized a gain from the Sale effective October 1, 1999. The financial statements included with this Form 10-KSB reflect the Sale of the Cruise Business as being effective as of October 1, 1999, and the financial statements for prior periods have been restated to remove the separate segment information for the Cruise Business operations as discontinued operations. Consequently, separate segment information, and a separate discussion of the Cruise Business, is not included in this Annual Report.


Restructure of OM Operating, L.L.C.

     Effective April 15, 1998, the Company and Williams entered into Amendment No. One (the "Amendment") to the Operating Agreement (the "Operating Agreement") of Operator to effect a restructuring of Operator which the Company believed effectively addressed certain preliminary questions and concerns raised by the Louisiana Gaming Control Board ("Gaming Control Board") and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Division") in their review of Operator's application for renewal of its license to operate video poker casinos. See "Assignment to OM Operating, L.L.C." and "License Renewal Process", below. The Company elected to voluntarily effect the restructure of Operator even though the Gaming Control Board had not made a final determination whether Operator's existing structure satisfied the Louisiana residency requirements of the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"). However, after the Company presented the Amendment and related documents to the Division, the Company had a meeting on November 13, 1998 with the Division, wherein the Division expressed serious concerns and doubts that the Amendment would satisfy the Louisiana Act and indicated the Division would recommend that Operator's license to operate video poker casinos in Louisiana not be renewed, unless various changes were implemented to comply with the Louisiana Act. Among the concerns expressed by the Division were the 20% gross income allocation to the Company under the Operating Agreement and its contribution, pursuant to the Amendment, by the Company to Operator for additional interests in Operator which were then assigned to Williams in exchange for a $4 million nonrecourse note (the "Note"), in addition to certain other aspects of Amendment No. One and the related documents. Rather than risk loss of the Operator's license, the Company entered into further amendments to the Operating Agreement and various documents put into place in conjunction with the Amendment, and agreed to transfer 50% of its remaining Louisiana gaming interests (including 50% of its interest in Operator, River Port LLC and the Gold Rush Truck Stop) to certain former holders of Class A Preferred Stock of the Company and certain related persons and entities in exchange for mutual releases and settlements, dismissal of pending litigation and cancellation of debentures, accrued dividends and Common Stock of the Company ("Common Stock"). The Company believed the further restructuring of Operator effectively addressed the concerns raised by the Division. On September 28, 2000, Operator's license was renewed by the Division and Gaming Control Board.

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

     As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by the Company to Operator. The Company and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of six months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. The Company will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if the Company proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of December 31, 2000, the outstanding principal balance of such indebtedness was approximately $137,484.

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

Ownership of Ozdon Investments, Inc.

     Ozdon Investments, Inc. ("Ozdon") is a Louisiana corporation owned 50% by the Company and 50% by 146LLC, a Louisiana limited liability company owned by members of the North Louisiana Group. The Company has not entered into a shareholders' agreement or similar agreement with the other 50% owner of Ozdon. Consequently, if the two shareholders cannot agree on various actions, deadlocks may arise which, if they cannot be satisfactorily resolved otherwise, may require either shareholder to apply to a court to appoint a receiver or otherwise intervene to break the deadlock. In the past, the Company has had difficulties with the other shareholder, or affiliates thereof, resolving controversial matters. See "Purported Cash Out Merger of Company's Interests; Potential Settlement of Litigation", above, and Item 3--"Legal Proceedings".

Development of River Port Truck Stop

     In January of 1997 the Company formed a subsidiary called River Port Truck Stop, Inc. ("RPTS") and entered into an agreement with S.W. Day and T. Joe Calloway ("Lessor") to lease property in Port Allen, Louisiana, for a period of 50 years. The terms of the lease call for a monthly base rent payment of $7,000 plus Additional Rent of 10% of Net Revenue as defined in the lease agreement. Lessor further agreed that for the first 24 months after the commencement of video poker operations the Additional Rent would be 5% (rather than 10%) and that commencing with the 25th month of video poker operations the Additional Rent would be 10% of Net Revenue. RPTS assigned the lease to River Port LLC on May 19, 1998. River Port LLC is a Louisiana limited liability company formed on April 13, 1998 by the Company and Williams to build and operate a video poker casino, restaurant, truck stop and convenience store on the leased property.
See "Restructure of River Port Truck Stop, LLC", above. A convenience store and fuel facility was operated from June 1, 1997 until July 21, 1998 by the Company, through its subsidiary RPTS, and effective July 21, 1998 the operations were taken over by River Port LLC. On January 10, 1999, River Port LLC entered into a Convenience Store and Restaurant Sub-Lease (the "Sublease") and a Fuel Service and Truck Stop Operating Agreement (the "Fuel Service Agreement") with RVC Operations, L.L.C., a nonaffiliated limited liability company ("RVC"), pursuant to which RVC would operate the restaurant, convenience store and truck stop for an initial term of 15 years with an option to extend for an additional 15 years, in exchange for an escalating annual base rent ($42,000 in year 1, $84,000 in years 2 and 3, $96,000 in years 4-6, $100,800 in years 7-9, $105,840 in years
10-12 and $111,132 in years 13-15) with an adjustment every three years for increases in the Consumer Price Index; percentage rate based on gross sales in excess of certain benchmark amounts; and a royalty on fuel sales based on sales in excess of certain benchmark amounts. The Sublease and Fuel Service Agreement was also intended to be triple-net leases under which RVC is responsible for maintenance, taxes and insurance. River Port LLC also assigned to RVC the option to purchase the leased premises which River Port LLC has under the lease agreement with Lessor. Effective November 28, 2000, the Fuel Service Agreement and Sublease with RVC was terminated and RVC was released from responsibility. From such date, River Port LLC assumed the operations of the truck stop and restaurant. River Port LLC completed the convenience store, fuel facility and parking lot in January 1999. Construction of the video poker casino was completed in October 1999 and the casino opened for business in August 2000. River Port LLC borrowed a total of $2,000,000 from Cottonport Bank (the "Bank") in the form of two notes for purposes of funding construction of the truck stop and video poker casino owned and operated by River Port LLC. The outstanding balance of these notes on December 31, 2000 totalled $1,950,000. These notes were combined into one promissory note on January 3, 2001, with an aggregate principal balance of $1,957,235, bearing interest at an annual rate of 10.5% and payable in 35 consecutive monthly payments of $26,410, with the balance due in full on December 30, 2003. The full amount of the loan is guaranteed by the Company and Operator; $1,000,000 of the loan is guaranteed by Williams and his spouse; and $750,000 is guaranteed by E.H. Hawes, II, the President and Chief Executive Officer of the Company, and an unaffiliated individual (which guaranty is secured by a second lien on the Company's Gold Rush property). The lease of the property upon which the truck stop and video poker casino were constructed has been pledged as collateral for the loan, and the improvements constructed thereon have also been pledged as collateral for the loan.

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

Operation of Truck Stop Facilities

     Operator presently operates the truck stop facilities (i.e. the fuel pumps, convenience store and restaurant) at the Gold Rush truck stop located in Opelousas, Louisiana, the Pelican Palace, located in Toomey, Louisiana, and operated the truck stop facility at King's Lucky Lady, located in Port Barre, Louisiana until April 1, 1999, and River Port LLC operates the River Port truck stop facility at Port Allen, Louisiana. Ozdon owns the facility in Opelousas; Operator operates the facility in Toomey pursuant to a long term contract with the owner of the truck stop; and River Port operates the facility in Port Allen pursuant to a long term lease with the owner of the land. These facilities and the agreements with the owners are described below.

     The Gold Rush - Opelousas, Louisiana. The Gold Rush truck stop is located in Opelousas, St. Landry Parish, Louisiana, a town with a population of approximately 19,273 located at the intersection of Interstate Highway 49 and U.S. Highway 167, approximately 20 miles from Lafayette, Louisiana. Operator's right to operate the truck stop facilities was granted pursuant to a month-to-month lease with Ozdon which was terminated by Ozdon, but pursuant to the Term Sheet, Ozdon is allowing Operator to continue to operate the truck stop facilities at the Company's discretion. The Gold Rush truck stop facility opened for business on February 17, 1993, and the video poker casino opened for business on the same date. The Gold Rush has 31 fuel dispensers, an approximately 4,234 square foot convenience store and a restaurant. At December 31, 2000, Operator employed 45 persons in the combined truck stop and video poker casino operations.

     Pelican Palace - Toomey, Louisiana. The Pelican Palace truck stop is in Toomey, Louisiana, a town with a population under 1,000 located three miles east of the Texas state line on Interstate 10, approximately three miles from Vinton, Louisiana (population approximately 3,150). The Company, as successor in merger to OM, entered into an Operating and Financing Agreement on July 21, 1993 (as amended March 17, 1995) with Curray Corporation ("Curray"), a nonaffiliate corporation that owns the land on which the Pelican Palace now stands, pursuant to which the Company agreed to furnish the financing for, and to build, operate and manage, a truck stop facility and video poker casino. The Company also agreed to purchase 50 video poker machines to be used in the casino, at a cost of approximately $282,000. The Pelican Palace has 14 fuel dispensers, an approximately 1,200 square foot convenience store and a restaurant. Pursuant to the Operating and Financing Agreement, which was assigned by the Company to Operator concurrently with the Merger with OM, Operator has the right and the obligation to operate and manage both the truck stop facility and the video poker casino for an initial term of five years (commencing March 30, 1994) and Operator has the option to renew it for three additional five year terms on the same terms as the original five year period; and Operator is presently in the first five-year renewal term. However, on October 19, 1995, the Company, Operator and Curray agreed to co-management of the Pelican Palace whereby Operator serves as the operator of the video poker casino, restaurant and beverage facilities, with Curray assuming the role of landlord, pursuant to which Curray assumes all responsibility for property maintenance. Under the Operating and Financing Agreement, the net income from operations is split 50% to Operator and 50% to Curray. However, Operator has agreed to pay from its share of net income an amount equal to 2% of the net revenues generated from the video poker machines to a nonaffiliate party as a finder's fee in connection with the Pelican Palace acquisition. Operator has entered into a subcontract with a nonaffiliate corporation to manage and operate the fuel pump operations and convenience store in return for a monthly payment to Operator of $2,500, plus a percentage of all fuel sales and a percentage of merchandise sales over $500,000. Consequently, Operator will not employ on site personnel to manage these operations. Operator will, however, remain primarily responsible for management of such operations. At December 31, 2000, Operator employed 35 persons at the Pelican Palace in the combined truck stop and video poker casino operations. Pursuant to the Settlement Agreement, Operator is responsible for management of the truck stop facility commencing March 31, 1999, subject to the existing subcontract.

     River Port Truck Stop - Port Allen, Louisiana. The River Port Truck Stop is in Port Allen, Louisiana, a town with a population of approximately 30,000 located approximately 6 miles West of Baton Rouge on Highway 415. The River Port truck stop has nine fuel dispensers, and an approximately 4,710 square foot restaurant/convenience store. River Port LLC finished construction of the convenience store, fuel facility and restaurant on January 2, 1999, and entered into the Sublease and Fuel Service Agreement with RVC on January 10, 1999. The Sublease and Fuel Service Agreement are discussed in further detail under "Development of River Port Truck Stop", above. Effective November 28, 2000, the Sublease and Field Service Agreement were terminated and River Port LLC assumed the operations of the truck stop and restaurant. River Port LLC occupies the premises pursuant to a lease with a term of

50 years, commencing January 1997, and pays a monthly base rent of $7,000 plus Additional Rent of 10% of Net Revenues as defined in the Lease Agreement, provided that during the first twenty-four months after commencement of video poker operations, the Additional Rent will be 5% (rather than 10%). As of December 31, 2000, River Port LLC employed 12 persons for such operations.

     King's Lucky Lady - Port Barre, Louisiana. King's Lucky Lady truck stop is in Port Barre, Louisiana, a town with a population of approximately 2,150 located five miles east of Opelousas, on U.S. Highway 190. King's Lucky Lady has 16 fuel dispensers, an approximately 800 square foot convenience store and a restaurant. As of April 1, 1999, the Company and Operator no longer operate King's Lucky Lady truck stop as a result of settlement of litigation involving this truck stop. See "Item 3 -- Legal Proceedings" for a discussion of this litigation and the settlement. Prior to such litigation, the Company, as successor in merger to OM, had operated the King's Lucky Lady Truck Stop pursuant to the Commercial Lease dated April 18, 1992 with T.B. Guillory, Inc. ("Guillory"), a nonaffiliated corporation that owns the facility. The lease was for an initial term of five years (commencing May 1, 1992), and the Company had the option to renew it for three additional five year terms, subject to the parties negotiating a percentage rental for the renewal period acceptable to both parties. The parties were unable to negotiate an acceptable renewal percentage rental before May 1, 1997, and Guillory delivered notice to Operator that the lease terminated effective April 30, 1997 and that Operator no longer had any right to operate the video poker casino after such date. Litigation was commenced between Guillory and the Company and Operator for a determination whether the lease was terminated or whether the Company and Operator had the right to extend the lease. As discussed in Item 3 -- "Legal Proceedings", Guillory prevailed in the litigation and the Company no longer operates this truck stop facility effective April 1, 1999.

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

License Renewal Process

     As further discussed under "Regulation and Licensing", below, the Louisiana Gaming Control Board ("Gaming Control Board") has undertaken a review of all licensees operating video poker casinos, including the Operator. The Company had preliminary meetings with the State Police, which is conducting the initial reviews for the Gaming Control Board, concerning the structure of Operator described above and whether such structure satisfies the Louisiana residency requirements necessary for a license to operate video poker casinos, and made various modifications to its structure in an attempt to satisfy certain concerns raised by the State Police. On September 28, 2000, the State Police and the Gaming Control Board renewed Operator's license to operate video poker casinos.


Operation of Video Poker Casinos

     Under Louisiana law, a licensed truck stop facility covering at least five contiguous acres which has overnight facilities, a restaurant and service facilities for 18 wheel tractor-trailers may segregate an area of the facility as the video poker casino for adult patronage only and place up to 50 video poker devices for play in the casino area; while racetracks and off track betting ("OTB") parlors are permitted to install an unlimited number of video poker devices, and qualifying locations with liquor licenses ("taverns") are limited to three such devices. As of December 31, 2000, Operator operates the video poker casino at the Gold Rush, the Pelican Palace, the River Port and the Lucky Longhorn truck stops in Louisiana (and until April 1, 1999 and August 17, 1999, operated the King's Lucky Lady and the Diamond Jubilee, respectively, video poker casinos in Louisiana) and handles all sales of alcoholic beverages at the convenience store and restaurant at the Gold Rush and the Pelican Palace. See "Operation of Truck Stop Facilities", above. At December 31, 2000, Operator employed approximately 64 persons in connection with its casino operations. Operator generally operates its video poker casinos pursuant to long term contracts with the owners of the truck stop. These casinos and the agreements with the owners are described below. See, also, "Regulation and Licensing -- Louisiana -- Recent Changes in Louisiana Act", below, for a discussion of recent changes to Louisiana law regarding operation of truck stop video poker casinos.

     The Gold Rush - Opelousas, Louisiana. The Gold Rush is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Gold Rush contains approximately 1,752 square feet and 50 video poker devices. Operator's right to operate the casino, truck stop and restaurant at the Gold Rush was granted pursuant to a month-to-month lease with Ozdon which was terminated by Ozdon, but pursuant to the Term Sheet, Ozdon is allowing Operator to continue to operate the casino, truck stop and restaurant at the Company's discretion. A non-affiliate of the Company is entitled to a revenue participation interest of 10% of the gaming profits (total cash played in the machines less winnings paid out and less all franchise, licensing and device fees paid to the State of Louisiana or any other political subdivision) from the operations of the video poker casino. There are two other truck stops operating a total of approximately 85 video poker devices within 20 miles of the Gold Rush, and a Native American gaming casino approximately 35 miles from the Gold Rush. Of the two other truck stops with video poker casinos, one is the King's Lucky Lady video poker casino. See "Marketing and Competition", below. Operator employed 45 persons in the combined operations of the Gold Rush truck stop and casino at December 31, 2000.

     Pelican Palace - Toomey, Louisiana. The Pelican Palace is also described above under "Operation of Truck Stop Facilities". The video poker casino and lounge at the Pelican Palace contains approximately 2,200 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Operating and Financing Agreement previously discussed. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Pelican Palace. The Lucky Longhorn, one of these truck stops, is also operated by Operator and is located across Interstate 10. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Pelican Palace, and four riverboat casinos operating within approximately 25 miles. See "Marketing and Competition," below. Operator employed 35 persons at the Pelican Palace at December 31, 2000.

     Lucky Longhorn - Vinton, Louisiana. The Lucky Longhorn video poker casino contains approximately 3,000 square feet and 50 video poker devices within the Lucky Longhorn truck stop in Vinton, Louisiana, across Interstate 10 from the Pelican Palace. Operator operates the video poker casino pursuant to an Act of Contract and Agreement dated June 5, 1992 with three nonaffiliated corporations and two nonaffiliated individuals who own the truck stop (referred to collectively as "Longhorn") which was assigned to Operator by OM. Operator has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years (commencing August 2, 1992). Operator and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the (32.5% net device revenue tax payable to the state. Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino, with the exception of contracted security. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Lucky Longhorn. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Lucky Longhorn, and four riverboat casinos operating within approximately 25 miles. See "Marketing and Competition", below. Operator employed 14 persons at the Lucky Longhorn at December 31, 2000.

     River Port - Port Allen, Louisiana. River Port is also described above under "Operation of Truck Stop Facilities." On January 17, 1997, a wholly owned subsidiary of the Company entered into a Lease Agreement with S.W. Day and T. Joe Calloway, two nonaffiliated individuals, to lease undeveloped land for a term of 50 years and to construct on it a truck stop and video poker casino.
The Company assigned the Lease Agreement to River Port LLC on May 19, 1998. River Port LLC has built an approximately 3,500 square foot video poker casino and bar and an approximately 4,710 square foot restaurant/convenience store on the land at an approximate cost of $2,000,000 (including equipment) which River Port LLC funded through long-term indebtedness borrowed from Cottonport Bank and two notes with original principal balances of $250,000 and $1,750,000, which had a combined outstanding balance of approximately $1,950,000 at December 31, 2000, and which were combined into one promissory note on January 3, 2001 with an aggregate principal balance of $1,957,235. The Lease Agreement provides for payment of a base rent of $7,000 per month, commencing on the earlier of commencement of construction or June 30, 1997, and additional rent equal to 10% of the net revenues generated from video poker operations; net revenues meaning all money played in the devices less winnings paid out and all franchise fees, device fees and other taxes payable to the state or any other governmental agency, other than federal or state income taxes. The River Port video poker casino opened for business in August 2000. Operator operates the River Port Video Poker Casino pursuant to a device placement and operating agreement between River Port LLC and Operator. The River Port video poker casino has 40 video poker devices, and Operator employed 8 persons in connection with the operations of the video poker casino at December 31, 2000.

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

Video Poker Tavern Route

     Operator also operated nine video poker devices in three third-party taverns as of December 31, 2000 and is entitled to between 30% and 35% of the net revenues generated from the devices.

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

     Competition.   The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery terminals, video poker devices, Native American gaming ventures and other forms of legalized gaming in the United States. Many of the competitors and potential competitors of Ozdon, Operator and River Port LLC have significantly greater experience and financial resources than the Company and Ozdon, Operator and River Port LLC. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing efforts and customer service and satisfaction. The truck stop casinos of Ozdon, Operator and River Port LLC are subject to extensive competition from other truck stops and taverns located within the market area for each truck stop, and from Louisiana's racetracks and OTB parlors which may install an unlimited number of video poker devices. As of December 31, 2000, there were over 12,000 video poker devices in operation in Louisiana. Most are one to three devices located in taverns. As of such date, there were approximately 100 licensed truck stops with approximately 3,500 devices in the aggregate. Each truck stop is permitted to have up to 50 video poker devices and each tavern is permitted to have up to three video poker devices. In addition, Louisiana has authorized riverboat gaming, and three land-based casinos located in New Orleans. Fourteen riverboats were in operation at December 31, 2000, four in Lake Charles (approximately 23 miles from Operator's Lucky Longhorn and Pelican Palace), three in New Orleans (over 100 miles from any of the truck stop casinos in which the Company has an interest), three in Bossier City (over 100 miles from any of the truck stop casinos in which the Company has an interest), two in Shreveport (over 100 miles from any of the truck stop casinos in which the Company has an interest), and two in Baton Rouge (over 40 miles from any of the truck stop casinos in which the Company has an interest). At December 31, 2000, there were three Native American casinos in operation in Louisiana, one in Kinder, one in Marksville and one in

Charentan. The riverboats and land-based casinos are permitted to have table games, slot machines and video poker devices. It is anticipated that the riverboats and the casinos will focus their marketing efforts on the tourist market. Although Ozdon, Operator and River Port LLC have focused their marketing efforts primarily on local residents, such other gaming operations will provide substantial competition.

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

     The operation of truck stop video poker casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities, customer services offered, and the implementation and success of marketing programs. The Company believes Ozdon, Operator and River Port LLC compete effectively with other truck stops and taverns in their respective market in these areas.

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

Employees

     As of December 31, 2000, the Company employed three persons full time and part time. As of December 31, 2000, Operator and River Port employed 88 and 13 persons, respectively, full and part time, including one executive and four managerial personnel, with the remainder involved in on-site operation of the four truck stop casinos. None of the current employees of the Company, Operator or River Port LLC are covered by any collective bargaining agreements. The Company considers its employee relations to be good and believes the employee relations of Ozdon, Operator and River Port LLC to be good, but it has no control over such employee relations.

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

     Operator, which operates the Gold Rush, the River Port, the Lucky Longhorn and the Pelican Palace Video Poker casinos, has been granted a license as a Device owner by the Division, and River Port LLC has been granted a license as a Device owner by the Division. Prior to terminating the lease with Operator for the Gold Rush video poker casino, if the lease is terminated, Ozdon will be required to obtain a license as a Device owner or will be required to enter into a lease or operating agreement with another person or entity who maintains a license as a Device owner. Under the terms of the Louisiana Act, licenses expire at midnight on June 30 of each year and must be renewed annually through payment of certain fees and continued compliance with the suitability requirements of the Louisiana Act. All license fees must be paid on or before May 15 in each year licenses are renewable. The Company believes Operator and River Port LLC have timely submitted their renewal applications, but there is a backlog existing at the Division and the Division is behind in reviewing applications, including the application of Operator and River Port LLC.

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

     Establishment License. The Louisiana Act also provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of Devices within the Establishment. The Establishment license is typically granted to the owner of the truck stop facility, but may also be granted to a lessee of the facility. The owners are the Establishment licensees for the Pelican Palace and the Lucky Longhorn. Ozdon is the Establishment licensee for the Gold Rush and River Port LLC is the Establishment licensee for River Port.

     Establishment licenses are also subject to annual renewal at the same time Device owner licenses are renewable, and the payment of an annual fee. The Gaming Control Board has the same authority to deny, suspend, condition or revoke an Establishment license, and to conduct investigations (including investigations of all parties deriving a share of gaming revenue), as it does for Device owner licenses. As with the Device owner license, the Establishment license is a pure and absolute privilege. The loss by Ozdon or River Port LLC of their respective Establishment licenses, or the loss of the Establishment licenses by the Establishment licensee for the Pelican Palace and the Lucky Longhorn, would have a material adverse effect upon the business of the Company.

     The Gaming Control Board has issued a directive to the Division to strictly enforce the requirements of the Louisiana Act which require the Establishment Licensee to be in control of the fuel operations at the truck stop. The determination whether the Establishment Licensee has satisfied such control requirements involves various subjective criteria and the determination is not easily predictable. It is possible that the Gaming Control Board or the Division could interpret these subjective criteria in such a manner to conclude that the Establishment Licensee at one or more of the truck stops in which the Company has an interest was not in compliance, in which case their Establishment license could be revoked, which would also result in the Operator or River Port LLC, as applicable, losing its ability to operate the video poker truck stop casino at such truck stop. The Company has reviewed arrangements between the Establishment Licensees and the fuel operators at the existing truck stops in which the Company has an interest in an attempt to determine whether they are in compliance or whether modifications need to be made to bring them into compliance and believes they are in compliance. There can be no assurance that the Gaming Control Board or the Division might not have a different interpretation than the Company or Establishment licensee with regard to such arrangements and their compliance with the fuel operations control requirement.

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

     In addition to raising the franchise payment, the Louisiana legislature also adopted additional standards to be satisfied for a truck stop facility to be considered a qualified truck stop facility for placement of video poker devices. These standards include strict compliance with the parking area requirements for 18-wheel vehicles; requiring a 24-hour on-site restaurant facility; requiring access to repair facilities; and requiring certain other amenities be available for truck drivers. Under the new law, operators had until January 1, 1996 to bring their truck stops into compliance with these new standards. As of December 31, 2000, each of Gold Rush, Luck Longhorn, Pelican Palace and River Port Truck Stops satisfied these additional criteria.

     The Louisiana legislature also adopted minimum fuel sales requirements for qualified truck stops effective July 1, 1994, except that existing licensed facilities had until January 1, 1996 to satisfy such requirements. The fuel sales requirements and their relationship to the number of video poker devices that may be operated at the truck stop are based on average monthly sales, as follows: (i) up to 50 devices if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel, (ii) up to 40 devices if sales equal at least 75,000 gallons, but are less than 100,000 gallons, per month and 30,000 of such gallons are diesel, and (iii) up to 35 devices if sales equal at least 50,000 gallons, but are less than 75,000 gallons, and 10,000 of such gallons are diesel. During the grandfather period for existing licensed facilities (which expired January 1, 1996), facilities were required to average monthly sales of at least 25,000 gallons per month, commencing October 1994, in order to continue operating video poker devices at the facility. As of December 31, 2000, the truck stop facilities at the Gold Rush, River Port, Lucky Longhorn and Pelican Palace satisfied the fuel sales necessary to allow the operation of the maximum number of 50 devices. It is anticipated that the Division will review fuel sales at truck stops on a quarterly basis to determine whether the average monthly fuel sales volumes are being satisfied for the number of devices operated, and, if not, the number of operating devices will be reduced until the next quarterly review. The reduction in the number of devices operated at any of the truck stop casinos in which the Company has an interest could have an adverse effect on the cash flow of the Company if the level of fuel sales cannot be increased to reach the former level of devices maintained, although such effect will be mitigated by the fact that rarely are all devices in a location in operation at the same time.

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

     The Gaming Control Board has undertaken a review of all licensees operating video poker casinos. The Company is aware of at least two operators who have lost their licenses on the grounds they were not in compliance with Louisiana requirements. The Operator's Device Owner's license was renewed by the Gaming Control Board on September 28, 2000. River Port LLC was granted an Establishment license on August 15, 2000 and a Device Owner's license on September 18, 2000.

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

     Federal Regulation

     Operator and River Port LLC are required to file annually with the United States Department of Justice under the Gambling Devices Act of 1962. The Company believes all currently required filings have been made although it has no control over such annual filing compliance.

Restrictions on Stockholders; Mandatory Disposition if Found Unsuitable

     The Louisiana Act requires all officers, directors and holders of 5% or more of the Company's Common Stock to meet the suitability requirements applicable for the types of licenses held or to be held by Ozdon, Operator or River Port LLC, and, if required by the Division, to file a license application with the Division. Failure to meet such suitability requirements or file any required application can result in suspension or forfeiture of the Louisiana licenses. Other states grant their gaming commissions the discretion to require a suitability finding with respect to anyone who acquires any security of the Company, regardless of the percentage of ownership. Furthermore, certain of these states provide that any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company beyond such period of time as may be prescribed by the gaming commission of such state may be guilty of a crime. Any person who fails or refuses to apply for a finding of suitability or a license within a specified number of days after being ordered to do so by an applicable gaming commission may be found unsuitable. In addition, certain of these states provide that if any owner of voting securities is found to be unsuitable, such owner must immediately surrender all securities to the Company, and the Company must refund any money or other thing of value that may have been invested in or made use of by the Company.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     Ozdon owns the Gold Rush truck stop facility and the building in which the video poker casino is operated. This property is subject to a mortgage having a remaining principal balance of $137,484 at December 31, 2000, and which requires monthly payments of principal and interest of approximately $22,814 through June 20, 2001, at which time the note will be paid in full. This property is further described under Item 1- - "Description of Business --Operation of Truck Stop Facilities" and "-- Operation of Video Poker Casinos". Reference is hereby made to these sections for a description of this property and the Company's various rights relative to this property.

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

     The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 5,645 square feet pursuant to a 72 month lease (commencing November 1996) which provides for a rental rate of approximately $5,090 per month. Until the Sale of the Cruise Business, the Company subleased approximately 2,015 square feet of its office space to International for $1,595 per month pursuant to a month to month verbal agreement. On June 30, 2000, the Company subleased approximately 4,784 square feet of space to a nonaffiliated entity which pays a monthly rental of $3,986 until October 31, 2001, at which time the rent will increase to $4,385 until October 31, 2002. Currently, the Company occupies 860 square feet of the total leased space for a monthly rental cost of $1,500. The lease expires on October 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     T.B. Guillory ("Guillory") et al versus North American Gaming and Entertainment Corporation and O.M. Operating, LLC, 27th Judicial District Court, St. Landry Parish, Louisiana. The preliminary question to be decided by the court was whether the option to renew the term of the contract of lease on King's Lucky Lady Truck Stop was in compliance with the requirements of the Louisiana Civil Code governing the validity of such options. The validity of the option was assailed on grounds that the alleged failure of the option to stipulate a price rendered it invalid. On March 3, 1998, the court rendered judgment against the Company and Operator on the grounds that the failure to stipulate a price rendered the option invalid, and the Company and Operator were ordered to vacate the premises effective April 30, 1997. The Company and Operator filed an appeal of this judgment. The Third Circuit Court of Appeals heard the appeal on November 6, 1998 and upheld the ruling of the trial court that the renewal option was not valid. The Company and Operator appealed to the Supreme Court of Louisiana which refused to review the Court of Appeals' decision on March 29, 1999. The Company and Operator have no further right to appeal the decision that the lease will not be renewed. During the course of the litigation, Operator was ordered by the court to escrow 50% of the monthly operating profit generated by King's Lucky Lady, and effective from the date of the judgment on March 3, 1998 Operator was required to escrow 100% of the operating profit. As of March 1, 1999, Operator had placed in escrow $775,595 for the period from May 1997 through February 1999. Operator and the Company also petitioned the court to grant a management fee for services from April 30, 1997 through the date the appeal was concluded and also asserted a claim for damages for unjust enrichment against Guillory. On March 31, 1999, the parties agreed to a full settlement regarding the remaining outstanding issues including the ownership of the escrowed funds. As a result of the settlement, the Company and Operator agreed to vacate the property effective 12:01 a.m., April 1, 1999. Under the terms of the settlement, the Company and Operator received $325,000 from the escrow fund was entitled to 20% of the net profits of King's Lucky Lady for the month of March 1999. All remaining claims were dismissed.

     Arlington Farms, Inc., et al v. North American Gaming and Entertainment Corporation, et al, Civil Action No. 00-106-C-M2, United States District Court, Middle District of Louisiana. This suit represents a suit by certain of the plaintiffs in the Harry Woodall, et al v. North American Gaming and Entertainment Corporation lawsuit which was dismissed as part of the Settlement Agreement with the North Louisiana Group. These plaintiffs have sued the Company seeking specific performance under the Settlement Agreement to require the Company, among other things, to deliver various instruments of ownership reflecting the ownership interests of the North Louisiana Group in Operator, River Port LLC and Ozdon and to declare that the effective date of the transfer was December 17, 1998 rather than March 31, 1999, and for unspecified damages allegedly caused by the delay of the Company in delivering such ownership interests and unspecified damages allegedly caused for unspecified violations of Rule 10b-5 promulgated under the Securities Act of 1933. The suit also involves a claim against E.H. Hawes, II, the President and Chief Executive Officer of the Company, and a nonaffiliated third party to set aside a second lien on the Gold Rush granted by the Company to secure the personal guaranty of Mr. Hawes and such third party guaranteeing the indebtedness of River Port LLC incurred in connection with the construction of River Port. The Company and the other parties to this litigation have agreed to postpone it pending negotiation and execution of the Definitive Agreements pursuant to the Term Sheet.

     See Item 1 -- "Description of Business - Purported Cash Out Merger of Company's Interests; Potential Settlement of Litigation" for a discussion of additional pending legal litigation.


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

        Calendar Years     Bid Price
          by Quarter   ----------------
        --------------    High    Low
                       ----------------
2000    First            $0.10   $0.031
        Second            0.10     0.03
        Third             0.03     0.03
        Fourth            0.03     0.03

1999    First          $  0.05 $0.03125
        Second          0.0625  0.03125
        Third             0.04  0.03125
        Fourth            0.04  0.03125

     At December 31, 2000, the Company had approximately 3,119 common stockholders of record.

     The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000
because all 1,600,000 shares were outstanding.   As of January 1, 2001, the
Company is in arrears on dividends on its former outstanding Class A Preferred Stock in the amount of $15,003. All other former holders of the Class A Preferred Stock have entered into settlement agreements with the Company pursuant to which their accrued dividends were cancelled.

     As of January 1, 2001, all but $18,297 of the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock had been redeemed by the Company pursuant to various settlement agreements entered into with the holders of the subordinated debentures.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources

     Sales and Possible Sale of Assets. As described in Item 1 -- "Description of Business -- Purported Cash Out Merger of Company's Interests; Potential Settlement of Litigation", the Company has entered into a Term Sheet to settle three lawsuits, subject to negotiation and execution of Definitive Agreements. If the Definitive Agreements are executed, the Company will sell all of its gaming assets in Louisiana for $2.3 million, of which $800,000 will be paid in cash and $1.5 million will be paid by a promissory note payable in 20 quarterly installments of principal and interest. The Company is reviewing other businesses and acquisition opportunities and plans to use the proceeds from such sale to fund other business opportunities. The Company expects that the Definitive Agreements will be ultimately negotiated and executed and that the settlement and sale of assets pursuant to the Term Sheet will be effected. However, there can be no assurance.

     As described in Item 1 -- "Description of Business", the structure of Operator and River Port LLC and the various interests (including revenue and profits interests) of the Company in Operator and River Port LLC have been restructured in an attempt to satisfy certain concerns raised by the Division. On September 28, 2000, the Division renewed Operator's Device Owner's license and on September 18, 2000 granted River Port LLC a Device Owner's license. River Port LLC was granted an Establishment license on August 15, 2000.

     As described in Item 1 -- "Description of Business -- Sale of Travel Industry Assets", effective October 1, 1999, the Company sold its Cruise Business for $1,333,334 in cash and 666,667 shares of Travelbyus common stock with a stated value of $500,000 on the date of sale. The common stock of Travelbyus is listed on the Toronto stock exchange.

     The Company will seek to meet its long-term liquidity needs primarily through cash flow from equity investments, operations, additional borrowings from the Company's traditional lending sources and possible sales of equity or debt securities. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

     General Condition. The Company ended 2000 with $17,225 in cash and other current assets of $530,702. Other current assets consists of receivables from related parties of $156,900, an investment in shares of Travelbyus common stock with a market value of $47,002, prepaid expenses of $68,800 and a deferred tax asset of $258,000. Total liabilities were $1,091,800 at December 31, 2000. Current liabilities of $624,300 consist of accounts payable and accrued liabilities of $83,500, current portion of long-term notes payable of $245,797, payables to related parties of $280,000 and preferred stock dividends payable of $15,003. The Company's current liabilities decreased $391,412 from $1,015,712 at December 31, 1999. This decrease was comprised primarily of a decrease in accounts payable and accrued liabilities due to the payment of accrued commissions on the sale of cruise operations and the settlement of accrued interests of $153,000, a change in the deferred tax liability related to the unrealized gain on Travelbyus common stock, and the settlement of debt and accrued preferred stock dividends of $928,000 for new long-term debt of $547,500.

     Competition is intense for the business of gaming patrons in Louisiana and Mississippi. It is expected that profit margins may continue to be adversely affected as a result of such competition and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes Ozdon, Operator and River Port LLC will be able to maintain a competitive position if they are able to carefully manage expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management by Operator or River Port LLC.
Ozdon and Operator were parties to a month-to-month lease pursuant to which Ozdon leased the Gold Rush truck stop and casino to Operator . Ozdon terminated the lease, but pursuant to the Term Sheet, Ozdon is allowing Operator to continue to operate the truck stop and casino at the Company's discretion.


Results of Operations


Operating Income (Loss)
-----------------------

     The Company recorded a loss from operations of $651,836 during the twelve months ended December 31, 2000 compared to a gain from operations of $43,067 for the twelve months ended December 31, 1999. The decline in operating profitability is due to the Company's sale of a significant portion of its gaming operations effective April 1, 1999 and the sale of its cruise operations effective October 1, 1999.

     Upon the sale of a significant portion of the Company's interest in the gaming operations on April 1, 1999, the Company now records income from gaming and truck stop operations under the equity method as "Income from Equity Investments" in "Other Income (Expense)" in its financial statements. Prior to April 1, 1999, the operations of the gaming entities were consolidated and therefore, resulted in operating income. For the twelve months ended December 31, 2000, the Company recorded income from its equity investment of $386,594 and for the nine months from April 1, 1999 to December 31, 1999, the Company recorded income from its equity investments of $275,769. The combined gaming and truck stop operations of Ozdon, Operator and River Port LLC generated approximately $5,966,000 of gross profits on revenues of approximately $16,745,000 during the twelve months ended December 31, 2000. For the three months ended March 31, 1999, the Company recorded gross profit of approximately $1,568,000 on revenues of approximately $6,039,000 (consolidated) while the combined gaming and truck stop operations generated gross profit of approximately $5,192,000 on sales of approximately $13,082,000 during the nine months from April 1, 1999 to December 31, 1999. Total 1999 gross profit from gaming operations was approximately $6,760,000 on revenues of approximately $19,116,000. The decline in revenues during 2000 is due to the fact that the Operator closed down or sold two locations on or after March 31, 1999. Gross profit percentage in 2000 is up to 35.6% compared to 35.4% for 1999 due to the fact that the locations closed down or sold in 1999 were the two least profitable properties.

     During the nine months ended September 30, 1999, the Company recorded gross profit from its cruise operations of $361,206, which is included in discontinued operations, and $0 for the year ended December 31, 2000 as the Company sold its cruise operations in the fourth quarter of 1999.

     During the twelve months ended December 31, 1999, the Company recorded general and administrative costs of $2,036,040 compared to $640,016 during the twelve months ended December 31, 2000. The primary reason for the decline is due to the sale of a significant portion of the Company's interest in gaming operations and its cruise operations during 1999 and the related decrease in overhead costs. The Company's share of overhead costs from gaming operations is now included in its equity income.

Interest Expense
----------------

     The Company recorded interest expense of $55,763 for the twelve months ended December 31, 2000 compared to $193,340 for the twelve months ended December 31, 1999. The decline in interest expense is attributable to the debt on the construction of a new truck stop and casino for which the Company sold a significant interest effective April 1, 1999. In addition, the Company paid off debt of approximately $297,000 and settled approximately $496,000 of interest bearing debt for less than face value.

Income from Equity Investments
------------------------------

     The combined gaming and truck stop operations of Ozdon, Operator and River Port LLC recorded gross profit for the twelve months ended December 31, 2000 of approximately $5,996,000 and incurred approximately $4,496,000 of general and administrative expenses and $79,000 of other expenses during the same twelve months. The result was net income from gaming and truck stop operations of approximately $1,391,000 of which the Company's share was $386,594 (including Ozdon). The Company's share of income for the nine months from April 1, 1999 to December 31, 1999 was $275,769 while, during the quarter ended March 31, 1999, the Company recorded 100% of the gaming and truck stop operations, recording net income of $68,347 for the quarter.

Gain on Sale of Investments
---------------------------

     During the year ended December 31, 2000, the Company sold Travelbyus.com common stock resulting in a gain of approximately $384,500. During the year ended December 31, 1999, the Company sold a portion of its investments in Operator, River Port LLC and the Gold Rush resulting in a gain of approximately $634,000.

Depreciation and Amortization
-----------------------------

     During the year ended December 31, 2000, the Company recorded $11,520 of depreciation expense compared to $70,965 during the year ended December 31, 1999. The decrease is due to the sale of a portion of its interest in gaming operations effective April 1, 1999 and the sale of its cruise operations effective October 1, 1999 and the resulting decrease in depreciable assets on the Company's books.

Other Income (Expense)
----------------------

     The Company recorded net, other income of $63,722 for the year ended December 31, 2000 compared to net, other expense of $(357,733) for the year ended December 31, 1999. In 1999, the Company paid costs to settle a dispute relating to the King's Lucky Lady truck stop of approximately $174,000 and other expenses of Operator and River Port LLC were consolidated through March 31, 1999.

Extraordinary Gain
------------------

     During 2000, the Company recorded an extraordinary gain related to the settlement of long-term debt, accrued interest and accrued dividends totaling approximately $1,080,900 for new debt of approximately $547,500. The result was a gain on the settlement of approximately $487,000, net of a deferred tax expense of $46,500. The Company did not have any extraordinary gains in 1999.

Discontinued Operations
-----------------------

     As discussed above, the Company sold its cruise operations effective October 1, 1999. All activity of the cruise operations in 1999 through the effective date are included in discontinued operations. The sale of the cruise operations resulted in a gain on the sale of approximately $1,131,000.

Forward Looking Statements

     Statements that are not historical facts included in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and River Port LLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company's markets, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-KSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop and produce new properties or new businesses, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The following table provides information as of March 1, 2001, with respect to each of the Company's directors and each executive officer:

                                                             Served as Executive
                                                                 Officer or
        Name                 Age      Position                 Director Since
        ----                ---       --------                 --------------
                              Directors and Executive Officers

   E.H. Hawes, II            61  Director (Chairman),                   1998
                                 President and Chief
                                 Executive Officer
   Daryl N. Snadon           55  Director                               1994

   Richard P. Crane, Jr.     61  Director and Secretary                 1994

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

     During 2000, the Board of Directors held three meetings, and took three corporate actions by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

     Non-officer directors of the Company were paid a fee of $500 for each meeting of the Board attended. In addition, the Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors. Messrs. Crane and Snadon were each granted options on January 20, 2000 to purchase 1,000,000 shares of Common Stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant. Mr. Crane was paid a consulting fee of $25,000 during 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 2000, except that (i) International Tours, Inc. ("International") was late by 12 months filing a Form 4 reporting direct ownership of 500,000 shares of Common Stock and Hawes Partners and E.H. Hawes, II were also late by 12 months filing a Form 4 reporting indirect beneficial ownership of these 500,000 shares, and (ii) Hawes Partners and E.H. Hawes, II were late by 34 months filing an amendment to Form 3 reporting indirect beneficial ownership of an additional 43,334 shares of Common Stock.

ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

     The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2000. No other executive officer of the Company received remuneration in excess of $100,000 during 2000.

                           Summary Compensation Table

                                                                     Long Term
                                              Annual              Compensation-
           Name and                        Compensation             Securities           All
           Principal                   --------------------         Underlying          Other
           Position              Year  Salary        Bonus      Options or Warrants  Compensation
-------------------------------  ----  ------       -------     -------------------  -------------
E. H. Hawes, II,                 2000    $  -       $  -                    -        $200,000/(1)/
 Chief Executive                 1999       -          -                    -         190,000/(1)/
  Officer                        1998       -          -                    -          63,125/(1)/

_____________________________

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

             Aggregate Option/Warrant/SAR Exercises in Last Fiscal
                       Year and FY-End Option/SAR Values

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of Common Stock as of April 6, 2001, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

Name and Address
of Beneficial Owner                     Number of Shares  Percent
--------------------------------------  ----------------  -------

      International Tours, Inc./(1)/          15,886,960     63.3
      13150 Coit Road
      Suite 125
      Dallas, Texas 75240

      Hawes Partners/(1)/                     16,122,620     64.2
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331

      E.H. Hawes, II/(1)/                     16,124,458     64.2
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331

      Daryl N. Snadon/(2)/                     3,535,673     13.5
      15280 Addison Rd., Ste 300
      Dallas, Texas  75248

      Richard P. Crane, Jr./(3)/               1,285,556      5.1
      530 Wilshire Blvd., Ste. 400
      Santa Monica, California 90401

      All Executive Officers and              20,946,183     77.3
      Directors as a Group
     (3 persons)/(1)(2)(3)/

---------------

(1) International Tours, Inc. ("International") owns 15,886,960 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. I.T. Financial Corporation ("ITFC") owns 235,660 shares of Common Stock of record and beneficially. Hawes Partners is a partnership owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 15,886,960 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions. Hawes Partners also beneficially owns 64.97% of ITFC and Hawes Partners and Mr. Hawes may also be deemed to beneficially own the shares owned by ITFC and such shares are reflected as being beneficially owned by each of them in the table above.

(2) Includes a vested option to acquire 1,000,000 shares and 535,666 shares pledged as collateral on a note payable to Mr. Snadon's former wife.

(3)  Includes vested options to acquire 1,000,000 shares.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

     Overhead Sharing Agreement. Until the Sale of the Cruise Business effective October 11, 1999, the Company and International had agreed to an overhead sharing arrangement pursuant to which the Company subleased approximately 2,015 square feet of office space to International in the Company's principal executive offices for a monthly rental of $1,595, and reimbursed International for the portion of the salaries of International's employees attributable to services performed by them for GalaxSea and I.T. Cruise. During 1999, the Company paid approximately $79,000 in salary to International, and International paid $22,095 in rent to the Company.

     Guarantees of Indebtedness of River Port LLC. The Company has guaranteed the approximate $2.0 million loan from Cottonport Bank to River Port LLC for construction of the River Port Truck Stop, Williams and his spouse have guaranteed $1,000,000 of such loan, and $750,000 is guaranteed by E.H. Hawes, II and A. Keith Weber. The guarantee by Hawes and Weber is secured by a second lien on the Company's Gold Rush property.

     Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $200,000 and $190,000 in consulting fees during 2000 and 1999, respectively. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes $200,000 during fiscal 2001 for consulting services and expense reimbursements.

     Loan. During 2000, Mr. Hawes borrowed $150,000 from the Company which was repaid in full in January 2001. The loan did not bear interest.

     International Note. The Company paid International $725,223 in 1999 and $274,202 in 2000 pursuant to a promissory note in the original principal amount of $1,400,000. The Note has been paid in full as of December 31, 2000. At December 31, 2000, International had an account payable to the Company of $6,900.

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

  10.25 Purchase of Assets Agreement dated October 13, 1999 relating to the Sale of the Cruise Business filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

  *10.26 Settlement Agreement dated April 1, 2000 between the Company and various holders of subordinated debentures and common stock.

  *10.27 Settlement Agreement dated January 1, 2001, but to be effective as of December 1, 2000, between the Company and various holders of subordinated debentures and common stock.

  *10.28 Promissory Note in the amount of $550,000 dated as of December 1, 2000 and executed in connection with the Settlement Agreement filed as
          Exhibit 10.27.

  *10.29 Promissory Note in the amount of $175,000 dated April 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.26.

  *21.1   Subsidiaries of the Company.

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


                                    NORTH AMERICAN GAMING AND
                                    ENTERTAINMENT CORPORATION


April 10, 2001                      By:  /s/ E. H. Hawes, II, President
                                         ---------------------------------------
                                         E. H.  Hawes, II, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 10, 2001                      /s/ E. H. Hawes, II
                                    -------------------------------------------
                                    E.H. Hawes, II
                                    Director (Chairman)

April 10, 2001                      /s/ Daryl N. Snadon
                                    -------------------------------------------
                                    Daryl N. Snadon
                                    Director

April 10, 2001                      /s/ Richard P. Crane, Jr.
                                    -------------------------------------------
                                    Richard P. Crane, Jr.
                                    Director

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
--------------------------------------------------------------------------------


Financial Statements of North American Gaming and
    Entertainment Corporation and Subisidiary

                                                                       Page
                                                                       ----
Independent Auditors' Report                                            F-2

Financial Statements:

     Consolidated Balance Sheet - December 31, 2000                     F-3

     Consolidated Statements Of Operations - Years Ended
       December 31, 2000 And 1999                                      F-4-F-5

     Consolidated Statements Of Comprehensive Income -
       Years Ended December 31, 2000 And 1999                           F-6

     Consolidated Statements Of Stockholders' Equity (Deficit) -
       Years Ended December 31, 2000 And 1999                           F-7

     Consolidated Statements Of Cash Flows - Years Ended
       December 31, 2000 And 1999                                      F-8-F-9

     Notes To Consolidated Financial Statements                      F-10-F-26

Independent Auditors' Report




To the Stockholders
North American Gaming and Entertainment Corporation


We have audited the accompanying consolidated balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Gaming and Entertainment Corporation and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



March 8, 2001                                        /S/Sartain Fischbein & Co.
Tulsa, Oklahoma

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
======================================================================================================
December 31,                                                                                    2000
------------------------------------------------------------------------------------------------------
ASSETS

Current assets:

Cash                                                                                       $    17,225
Advances to related parties                                                                    156,900
Investment in available-for-sale securities                                                     47,002
Prepaid expenses                                                                                68,800
Deferred tax asset                                                                             258,000
                                                                                           -----------
Total current assets                                                                           547,927
                                                                                           -----------
Furniture and equipment, net of accumulated depreciation                                         9,739
                                                                                           -----------

Other assets:

Deposits                                                                                         3,246
Investments - restricted                                                                        35,250
Investments - other                                                                            769,073
                                                                                           -----------
Total other assets                                                                             807,569
                                                                                           -----------
Total assets                                                                               $ 1,365,235
                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable                                                           $   245,797
Accounts payable and accrued liabilities                                                        83,500
Due to former stockholders                                                                     150,000
Due to related entity                                                                          130,000
Preferred stock dividends payable                                                               15,003
                                                                                           -----------

Total current liabilities                                                                      624,300

Notes payable - long-term                                                                      467,500
                                                                                           -----------
Total liabilities                                                                            1,091,800
                                                                                           -----------

Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
     1,600,000 shares authorized, no shares issued and outstanding                                   -
Preferred stock, $.01 par value, 10,000,000 shares authorized,
     8,000,000 shares  designated  Series B", no shares issued and outstanding                       -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
     shares issued                                                                             417,886
Additional paid-in capital                                                                     489,214
Treasury stock, 16,683,094 shares, at cost                                                    (489,258)
Accumulated other comprehensive loss - unrealized
     loss on available for sale securities, net of income taxes                                (51,506)
Accumulated deficit                                                                            (92,901)
                                                                                           -----------
To stockholders' equity                                                                        273,435
                                                                                           -----------
Total liabilities and stockholders' equity                                                 $ 1,365,235
                                                                                           ===========

======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================================================
Years Ended December 31,                                                 2000            1999
--------------------------------------------------------------------------------------------------
Revenue:
Video poker                                                            $       -       $ 4,128,171
Truck stop and convenience store                                               -         1,905,456
                                                                       ---------       -----------

                                                                               -         6,033,627

Costs and expenses                                                             -         3,883,555
General and administrative                                               640,016         2,036,040
Depreciation and amortization                                             11,520            70,965
                                                                       ---------       -----------

Operating income (loss)                                                 (651,536)           43,067

Interest expense                                                         (55,763)         (193,340)
Income from equity investments                                           386,594           275,769
Gain on sale of investments                                              384,495           633,971
Other income (expense)                                                    63,722          (357,733)
                                                                       ---------       -----------

Income from continuing operations before
   provision for income taxes and extraordinary
   gain                                                                  127,512           401,734

Provision for income taxes                                               (10,991)          (45,000)
                                                                       ---------       -----------

Income from continuing operations before
   extraordinary gain                                                    116,521           356,734

Extraordinary gain, net of
   taxes of $46,500 (2000)                                               487,047                 -
                                                                       ---------       -----------

Income from continuing operations                                        603,568           356,734

Discontinued operations:

Loss from operations of cruise operations
   disposed of net of income tax expense
   of $33,000 (1999)                                                           -          (184,531)

Gain on disposal of cruise operations, net of
   selling costs of $297,434 and income taxes
   of $109,000 (1999)                                                          -         1,130,589
                                                                       ---------       -----------

Net income                                                             $ 603,568       $ 1,302,792
                                                                       =========       ===========

==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
================================================================================
Years Ended December 31,                               2000           1999
-------------------------------------------------------------------------------


Earnings Per Share:
Basic:
Income before extraordinary gain                    $          *   $       0.01

Extraordinary gain per share                                0.02              -
                                                    ------------   ------------

Income from continuing operations                           0.02           0.01

Loss from discontinued operations                              -          (0.01)

Gain on disposal of cruise operations                          -           0.03
                                                    ------------   ------------

Net income                                          $       0.02   $       0.03
                                                    ============   ============


Basic weighted average shares outstanding             31,130,691     35,508,850
                                                    ============   ============

* Less than $0.01 per share.

===============================================================================


The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
================================================================================

Years Ended December 31,                                          2000           1999
-----------------------------------------------------------------------------------------

Net income                                                      $ 603,568      $1,302,792
                                                                ---------      ----------
Other Comprehensive Income (Loss):
Unrealized gains (loss) on available-for-sale securities
     net of deferred income tax expense (benefit)
     of $(176,843) (2000) and $329,137 (1999)                    (343,284)        548,562
Reclassification adjustment for gains included in net
     income, net of taxes of $132,282 (2000)                     (256,784)              -
                                                                ---------      ----------
                                                                 (600,068)        548,562
                                                                ---------      ----------

Comprehensive income                                            $   3,500      $1,851,354
                                                                =========      ==========

                                      F-6
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
================================================================================
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                           Accumulated                   Total
                                  Class A   Preferred             Additional                  Other                   Stockholders'
                                 Preferred    Stock      Common     Paid-in    Treasury   Comprehensive  Accumulated     Equity
                                   Stock    Series "B"   Stock      Capital     Stock        Income        Deficit      (Deficit)
                                 ---------  ----------  --------  ----------  ----------  -------------  -----------  -------------
Balance, December 31, 1998               -  $        -  $417,886  $  466,959  $        -  $           -  $(1,999,261) $  (1,114,416)

Redemption of 8,167,632 shares
of stock at $.01 per share               -           -         -           -     (81,676)             -            -        (81,676)

Purchase of 500,000 shares
of stock at $.06 per share               -           -         -           -     (30,000)             -            -        (30,000)

Other comprehensive income               -           -         -           -           -        548,562            -        548,562

Net income - 1999                        -           -         -           -           -              -    1,302,792      1,302,792
                                 ---------  ----------  --------  ----------  ----------  -------------  -----------  -------------
Balance, December 31, 1999               -           -   417,886     466,959    (111,676)       548,562     (696,469)       625,262

Redemption of 1,958,829 shares
of stock at $.10 per share               -           -         -           -    (195,883)             -            -       (195,883)

Redemption of 6,056,633 shares
of stock at $.03 per share               -           -         -           -    (181,699)             -            -       (181,699)

Stock based compensation on
non-employee options                     -           -         -      22,255           -              -            -         22,255

Other comprehensive loss                 -           -         -           -           -       (600,068)           -       (600,068)

Net income - 2000                        -           -         -           -           -              -      603,568        603,568
                                 ---------  ----------  --------  ----------  ----------  -------------  -----------  -------------
Balance, December 31, 2000       $       -  $        -  $417,886  $  489,214  $ (489,258) $     (51,506) $   (92,901) $     273,435
                                 =========  ==========  ========  ==========  ==========   =============  =========== =============

                                      F-7
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

Years Ended December 31,                                                     2000                1999
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                 $ 603,568          $ 1,302,792
Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                                            11,520              320,887
     Deferred tax expense                                                      5,000              176,000
     Stock based compensation on options                                      22,255                    -
     Income from equity investments                                         (386,594)            (275,769)
     Realized gain on sale of marketable securities                         (384,495)                   -
     Extraordinary gain on forgiveness of debt                              (533,547)                   -
     Gain on sale of an interest in gaming operations                              -             (673,579)
     Gain on sale of cruise operations                                             -           (1,537,023)
     Loss on disposal of assets                                                    -               39,608
Changes in operating assets and liabilities:
     (Increase) decrease in:
         Accounts receivable                                                 110,843              (27,026)
         Advances to related parties                                        (156,900)                   -
         Inventories                                                               -              (11,027)
         Prepaid expenses                                                    (66,926)              34,966
         Deposits                                                                  -               14,253
     Increase in:
         Accounts payable and accrued liabilities                             89,224              185,347
                                                                           ---------          -----------

Net Cash Used In Operating Activities                                       (686,052)            (450,571)
                                                                           ---------          -----------
Cash Flows From Investing Activities:
     Purchases of property, plant and equipment                                    -              (58,724)
     Cash sold in sale of assets                                                   -             (304,286)
     Proceeds from sale of assets                                                 50            1,701,759
     Repayments by borrowers                                                       -               47,666
     Net capital contribution to equity investments                                -              (14,137)
     Proceeds from the sale of available-for-sale securities                 821,593                    -
     Purchase of available-for-sale securities                               (19,555)                   -
     Construction of casino and truck stop                                         -               (8,500)
                                                                           ---------          -----------

Net Cash Provided By Investing Activities                                    802,088            1,363,778
                                                                           ---------          -----------
Cash Flows From Financing Activities:
     Purchase of treasury stock                                              (50,000)             (30,000)
     Payments on borrowings                                                 (297,302)            (915,825)
                                                                           ---------          -----------

Net Cash Used In Financing Activities                                       (347,302)            (945,825)
                                                                           ---------          -----------
Net Decrease In Cash                                                        (231,266)             (32,618)

Cash, beginning of year                                                      248,491              281,109
                                                                           ---------          -----------

Cash, end of year                                                          $  17,225          $   248,491
                                                                           =========          ===========

                                      F-8
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
================================================================================

Years Ended December 31,                                        2000              1999
-----------------------------------------------------------------------------------------
Cash Paid During The Year For:
  Income taxes, net of refunds received                      $  (91,616)       $   22,000
  Interest                                                   $   25,264        $  237,436

Non-Cash Investing and Financing Activities:

  Redemption of common stock, cancellation
    of debt, dividends and accrued interest
    and receipt of marketable equity securities
    in connection with the sale of assets                    $        -        $1,642,149
                                                             ==========        ==========
  Change in unrealized gain (loss) on available for
    sale securities, net of deferred income taxes            $ (600,068)       $  548,562
                                                             ==========        ==========
  Accrued expenses satisfied by distributing
    marketable securities                                    $  194,101        $        -
                                                             ==========        ==========
  Forgiveness of debt and accrued liabilities, plus
    redemption of treasury stock in exchange for
    new debt                                                 $  725,000        $        -
                                                             ==========        ==========
  Purchase of treasury stock included in due to
    former stockholders                                      $  150,000        $        -
                                                             ==========        ==========

                                      F-9
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

The accompanying consolidated financial statements include the accounts of North American Gaming and Entertainment Corporation, a Delaware corporation ("NAGEC"), and its wholly owned subsidiary, GalaxSea Cruises and Tours, Inc. ("Galaxsea") (collectively the "Company"). Through March 31, 1999, the consolidated financial statements also included the accounts of OM Operating, LLC ("OM"), River Port Truck Stock, LLC ("RPLLC") and Ozdon Investments, Inc. ("Ozdon") (see Note 2). Through October 1, 1999, the consolidated financial statements also included the accounts of I.T. Cruise, Inc. ("IT"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's operations for the three months ended March 31, 1999 consisted of the truck stop facilities and/or video poker casinos in five truck stops, and the video poker devices for a route of 4 bars and restaurants, all located in the state of Louisiana. Subsequent to March 31, 1999, the Company earned income from its equity investments in OM, RPLLC and Ozdon (which owns the facility known as the Gold Rush Truck Stop), which operated four video poker casinos and one bar operation. The Company also operated in the cruise travel business, through September 30, 1999 (See Note 3).

Use of Estimates: The preparation of consolidated financial statements in
----------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Video Poker Revenue: Video poker revenue equals the net revenue from gaming
-------------------
activities and is defined as the difference between gaming wins and losses.

Investment Securities: Investment securities that are held for short-term resale
---------------------
are classified as trading securities and carried at fair value. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are reported net of income taxes in accumulated other comprehensive income (loss). Cost of securities sold is recognized using the specific identification method. Equity securities, whose trade is restricted, are carried at fair value on the date they became restricted.

                                      F-10
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (CONTINUED)

Furniture and Equipment: Expenditures for furniture and equipment are recorded
-----------------------
at cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

Depreciation is provided over the estimated useful lives of assets, which range from 5 to 7.5 years, using an accelerated method.

Long-Lived Assets: Long-lived assets to be held and used in the Company's
-----------------
business are reviewed for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.

Income Taxes: The Company uses the asset and liability method of accounting for
------------
income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax consolidated basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated U. S. Federal tax return. OM and RPLLC are not subject to income taxes. Income or loss is required to be included in the income tax returns of the members.

Concentration: During the years ended December 31, 2000 and 1999, video poker
-------------
revenues represent approximately 67% and 68%, respectively of operating revenues of its minority owned casino operations. Failure to comply with Louisiana gaming regulations regarding Video Poker could result in license revocation (see Note
10).

Basic Earnings Per Share: Basic earnings per share of common stock was computed
------------------------
by dividing income applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted earnings per share are not presented because all potential common shares are anti-dilutive.

                                      F-11
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (CONTINUED)

Fair Value of Financial Instruments: The carrying amounts of financial
-----------------------------------
instruments including cash, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2000 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2000 because interest rates on these instruments approximate market interest rates.

Recently Issued Accounting Pronouncements: In June of 1998, the FASB issued
-----------------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 addresses the accounting for derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. However, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date from June 15, 1999 to June 15, 2000. Additionally, in June of 2000 the FASB issued SFAS No. 138 which amended the accounting for certain derivative instrument and hedging activities under SFAS No. 133. Initial application of SFAS No. 133 and SFAS No. 138 shall be as of the beginning of the entity's fiscal quarter starting January 1, 2001. Hedging relationships shall be designated and documented under the provisions of these statements. These statements currently have no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

2.  MINORITY INTERESTS

OM Operating L.L.C. (OM): In 1994 the Company contributed to OM its assets and
------------------------
liabilities related to the operation of the video draw poker gaming devices. Donald I. Williams (Williams), an employee of the Company, contributed $100 to OM as his capital contribution. OM was formed to facilitate compliance with Louisiana law which requires the operator of video poker devices in truck stops to be at least majority owned by Louisiana residents.

Through April 15, 1998, the Company received a gross income allocation equal to 20% of OM's gross gaming income generated from the operation of the video poker gaming devices. Gross gaming income is defined as total money played in all devices, less all payouts on winnings to players and less all gaming and device taxes and fees payable to the State of Louisiana.

Application of the provisions of the Operating Agreement of OM resulted in 100% of the net income being allocated to the Company and 0% being allocated to Williams for the period from January 1, 1998 to April 15, 1998.

                                      F-12
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

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

In conjunction with the restructuring of OM, the Company and OM entered into a five year Consulting and Administrative Agreement pursuant to which the Company would receive a fee of $400,000 per year.

Additionally, Williams and OM entered into a five year Employment Agreement pursuant to which Williams would receive an annual salary of $250,000.

The Company agreed to lease to OM the land and buildings constituting The Gold Rush Truck Stop for payments of $400,000 per year expiring April 15, 2008.

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

                                      F-13
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================


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

River Port Truck Stop, LLC (RPLLC): During 1998, the Company and Williams agreed
----------------------------------
to form RPLLC to pursue development, construction, ownership and operation of a truck stop and video poker facility. RPLLC was owned 49.9% by the Company and 50.1% by Williams.

In May 1998, the Company assigned RPLLC its lease on a truck stop facility and, on July 21, 1998, the Company and Williams entered into an Operating Agreement to govern the operations of RPLLC. Until the Note was paid in full, the Company had the right to remove and appoint a new manager of RPLLC with the concurrence of Williams, and must at the request of Williams remove and replace any manager who fails to satisfactorily perform his duties. Once the Note had been paid in full, managers would be elected by the owners of at least 65% of the ownership interests in RPLLC.

In conjunction with the Operating Agreement of RPLLC, the Company and RPLLC entered into a five year Consulting and Administrative Agreement pursuant to which the Company would receive a fee of $50,000 per year.

Additionally, Williams, RPLLC and OM also entered into an Amendment to the Employment Agreement pursuant to which Williams agreed to perform the same services for RPLLC as he performed for OM under the Employment Agreement and pursuant to which OM and RPLLC agreed to split his annual salary of $250,000 pro rata based on the number of truck stop video poker casinos operated by each entity.

Williams and the Company were allocated 50.1% and 49.9%, respectively of the profits and losses of RPLLC. Notwithstanding the above, each members' distributive share of income, gain, loss, deduction or credit was first allocated to the Company and Williams' in order to cause their member accounts to approximate the 49.9% and 50.1% ownership percentages, respectively, and then in proportion to the members' respective ownership percentage.

Application of the above provisions of the RPLLC Operating Agreement resulted in 100% of the net losses being allocated to the Company and 0% to Williams for the period from July 21, 1998 to December 31, 1998 and for the period from January 1, 1999 to March 31, 1999.

                                      F-14
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

Restructure of OM and RPLLC: In order to respond to additional concerns of the
---------------------------
Louisiana gaming regulators (see Note 10) related to the Amendment to the Operating Agreement and the RPLLC Operating Agreement, the Company and Williams executed Amendment Number Two to the Operating Agreement and Amendment Number One to the RPLLC Operating Agreement in February 1999 ("the Amendments").

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

In conjunction with the restructuring, the consulting agreements with OM and RPLLC were terminated effective April 1, 1999. Additionally, Williams salary was reduced to $100,000 per year and a new month-to-month Gold Rush lease for $33,333 per month were effective April 1, 1999.

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

As of April 1, 1999, ownership of OM, RPLLC and Ozdon were as follows:

                                          Former
                       Company        Stockholders      Williams      Total
                       -------        ------------      --------      -----
        OM               24.5%            24.5%          51.0%       100.0%
        RPLLC            25.0%            25.0%          50.0%       100.0%
        Ozdon            50.0%            50.0%              -       100.0%

The Amendments constituted a transfer of ownership interest and control in all of the Company's gaming operations. The transfer became effective April 1, 1999. At that time, the Company began recording its investment in OM, RPLLC and Ozdon (collectively referred to as the "Operator") using the equity method of accounting, whereby the Company records as part of operations, its proportionate share of their undistributed income or loss. To the extent the Company has guaranteed debt of RPLLC, it will continue to record its share of losses beyond $0.

                                      F-15
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================



2.  MINORITY INTERESTS (CONTINUED)

The Company's investment in the equity of OM, RPLLC and Ozdon, included as Investments-other in the accompanying consolidated balance sheet are as follows at December 31, 2000:

                   OM                         $ 629,966
                   RPLLC                        (99,279)
                   Ozdon                        238,386
                                              ---------

                                              $ 769,073
                                              =========

The Company's share of the income of OM, RPLLC and Ozdon collectively, included in operations was approximately $389,000 and $276,000 in 2000 and 1999, respectively.

The following is a condensed unaudited combined balance sheet for OM, RPLLC and Ozdon as of December 31, 2000 and the condensed unaudited, combined statement of income for the year then ended.

                      CONDENSED AND COMBINED BALANCE SHEET
                                   (UNAUDITED)
                                December 31, 2000

           Assets                                               Total
                                                              --------
           Current assets                                    $1,980,000
           Property and equipment, net                        3,114,000
           Intangibles and other, net                           140,000
                                                             ----------

           Total Assets                                      $5,234,000
                                                             ==========


           Liabilities and Equity

           Current liabilities                               $1,082,000

           Long-term debt                                     1,975,000
                                                             ----------

           Total Liabilities                                  3,057,000

           Equity                                             2,177,000
                                                             ----------

           Total Liabilities and Equity                      $5,234,000
                                                             ==========



                                      F-16
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

2.  MINORITY INTERESTS (CONTINUED)

                   CONDENSED AND COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                           Year Ended
                                                       December 31, 2000
                                                       -----------------
         Revenues                                           $16,745,000
         Costs of revenue                                   (10,779,000)
         General and administrative expenses                 (4,496,000)
                                                            -----------

         Operating income                                     1,470,000

         Interest expense, net                                 (181,000)
         Other income, net                                      209,000
         Income taxes                                          (107,000)
                                                           ------------

              Net income                                   $  1,391,000
                                                           ============


On March 24, 2000, the other two members of OM and RPLLC purportedly voted to merge separate limited liability companies into each of OM and RPLLC and buyout the Company's interest in each for $375,000 and $50,000, respectively. The Articles of Organization or Operating Agreement require that a member's interest may not be changed and the Articles of Organization may not be amended without unanimous consent of all members. The Company voted against the purported merger and buyout and subsequently filed a lawsuit to nullify the mergers and buyout.

In January 2001, the Company entered into a preliminary agreement to negotiate a settlement of all lawsuits related to the purported buyout. Under the preliminary agreement, the parties will mutually release all other parties and the Company will sell its interests in OM, RPLLC and Ozdon for $2,300,000.


3.  DISCONTINUED OPERATIONS

Effective October 1, 1999, the Company sold the assets of GalaxSea, including fixed assets, tradenames and other intangibles and cruise deposits, and the stock of IT for $1,360,127 and 666,667 shares of the purchaser's common stock with a fair market value of $ 776,401. The purchaser's common stock is listed on the Toronto Exchange.

Net sales from cruise operations for the nine months ended September 30, 1999 were $685,219. This amount is not included in revenues in the accompanying consolidated statements of operations, but is included as part of discontinued operations.

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
                                                                     ========

                                      F-17
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================


3.  DISCONTINUED OPERATIONS (CONTINUED)

In connection with the sale, the Company had agreed to pay an officer of the Company 10% of the proceeds (excluding the amount paid for cruise deposits), totaling $133,333 and transfer 10% of the purchaser's common stock, or 66,667 shares with a fair market value of $77,334, as a bonus and to repurchase 500,000 shares of the Company's common stock at $.06 per share. Additionally, the Company agreed to transfer 100,000 shares of the purchaser's common stock with a fair market value of $116,767 to a consultant as an advisory fee. In 2000, the 166,667 shares of the purchaser's stock were either transferred directly to the appropriate party or sold and the proceeds distributed (See Note 5).


4.  RELATED PARTY TRANSACTIONS

During 2000, the Company loaned $150,000 to an officer of the Company. The loan was repaid in January 2001. In addition, the Company overpaid its note payable to IT by $6,900, which is recorded as a receivable at December 31, 2000.

During 2000 and 1999 the Company paid an officer of the Company consulting fees totaling $200,000 and $190,000, respectively.

The Company subleased space in its corporate office to a shareholder during 1999, receiving rents of approximately $16,200.

The Company owes OM $130,000 at December 31, 2000 related to a prior year asset sale.



                                      F-18
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

5.  INVESTMENT SECURITIES

Investment securities, classified as available-for-sale, are were summarized as follows at December 31, 2000:

                                                                   2000
                                                                   ----

         Marketable equity securities, at cost                   $116,007
         Unrealized losses                                        (69,005)
                                                                 --------

         Marketable equity securities, fair market value         $ 47,002
                                                                 ========

These securities were sold for a realized loss of approximately $86,000 in 2001.

The Company had marketable equity securities at December 31, 1999, with an original cost of $194,101, which were restricted for distribution to an officer and consultant in satisfaction of commissions on the sale of the cruise operations. In 2000, the shares were either sold on behalf of these individuals and the proceeds distributed or distributed to them directly.

In addition, the Company has marketable equity securities with a fair market value of $35,250 which are pledged as collateral on a note payable (See Note 9).


6.  FURNITURE AND EQUIPMENT

Furniture and equipment include the following at December 31, 2000:

             Leasehold improvements                    $   1,071
             Furniture and equipment                      76,292
                                                       ---------

                                                          77,363

             Less accumulated depreciation               (67,624)
                                                       ---------

             Furniture and equipment - net             $   9,739
                                                       =========


7.  EXTRAORDINARY GAIN

Effective April 1, 2000 and December 1, 2000, the Company acquired a total of 8,015,462 shares of its common stock from individuals for $377,582, $200,000 in cash and approximately $177,500 in debt. Treasury stock was recorded at the closing price of the Company's stock on the date of settlement. In addition, the Company settled the following liabilities by issuing new debt of approximately $547,500.

Subordinated debentures                              $  495,900
Preferred stock dividends payable                       431,900
Accrued interest                                        153,100
                                                     ----------

                                                     $1,080,900
                                                     ==========

                                      F-19
===============================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

7.  EXTRAORDINARY GAIN (CONTINUED)

The transaction resulted in an extraordinary gain on the settlement of debt of approximately $533,400. The total treasury stock purchase and debt settlement financed with notes was $725,000 (See Note 9).


8.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

                                          Years Ended December 31,
                                          ------------------------
                                       2000                       1999
                                     ---------                 ---------
     Current- Federal                $  19,491                 $       -
     Current-State                      33,000                    11,000
     Deferred                            5,000                   176,000
                                     ---------                 ---------

                                     $  57,491                 $ 187,000
                                     =========                 =========

Components of the net deferred tax asset at December 31, 2000 are as follows:

       Deferred tax assets:

       Net operating loss carryforwards                       $ 903,000
       Other, net                                                83,000
       Unrealized loss on available-for-sale securities          31,000
                                                              ---------
       Total deferred tax assets                              1,017,000
       Less - valuation allowance                              (759,000)
                                                              ---------

                                                              $ 258,000
                                                              =========

At December 31, 2000, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $3,000,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $330,000 plus unexpired and unused limitations from prior years. The amounts of operating loss carryforwards expire in varying amounts through 2014. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided.

                                      F-20
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

8.  INCOME TAXES (CONTINUED)

The following is a reconciliation of the U. S. statutory tax rate to the Company's effective rate for the years ended December 31, 2000 and 1999:


                                                       2000       1999
                                                     --------    -------
        Statutory rate                                 34.0%       34.0%
        Goodwill amortization                             -       (16.4)
        Forgiveness of accrued dividends
          payable                                     (32.7)          -
        Income from equity investment not
          taxed at Company's level                    (13.8)          -
        State income taxes                               .5          .7
        Other                                          20.7        (5.7)
                                                     ------      ------

        Company's effective rate                        8.7%       12.6%
                                                     ======      ======

9.  NOTES PAYABLE

                                                                                        December 31,
                                                                                            2000
                                                                                        ------------
    Notes payable to certain stockholders, interest at 9%, payable
    in 2001. The notes are unsecured.                                                     $ 18,297

    Note payable to individuals, interest at 9%, payable in quarterly installments of $27,500, plus interest beginning April 1, 2001 until maturity on January 1,
    2006. The note is secured by the Company's stock in Ozdon.                             550,000

    Note payable to individuals (originally $175,000), interest at 9%, payable in quarterly installments of $15,000 plus interest until maturity on April 1, 2003.
    The note is secured by 75,000 shares of the Company's investment in
    available-for-sale securities. The note is in default as of March 8, 2001.             145,000
                                                                                         ---------
                                                                                           713,297
    Less: Current Portion                                                                  245,797
                                                                                         ---------
    Long-Term Portion                                                                     $467,500
                                                                                         =========

The $550,000 note and the $145,000 note were issued in conjunction with the purchase of treasury stock and debt settlement, as discussed in Note 7.


                                      F-21
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================


9.  NOTES PAYABLE (CONTINUED)

The amounts due in subsequent years are as follows:

                   Year Ended                         Notes
                  December 31,                       Payable
                  ------------                     ----------
                      2001                           $245,797
                      2002                            110,000
                      2003                            110,000
                      2004                            110,000
                      2005                            110,000
                      Thereafter                       27,500
                                                   ----------

                      Total                          $713,297
                                                   ==========

10.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

License Renewal Process: The Louisiana gaming regulators (the "Regulators")
-----------------------
reviewed the ownership structure of the Company's video poker operations under the Amendment (see Note 2) and expressed concerns whether such structure satisfies the Louisiana residency requirements necessary to operate video poker casinos. The Company was given until February, 1999 to restructure the ownership of OM and RPLLC. The Amendments were agreed to in February 1999 and given to the Regulators for review (also see Note 2). On September 28, 2000, the regulators renewed the license of OM. On August 15, 2000 and on September 18, 2000, respectively, RPLLC was granted an establishment license and a device owner's license by the regulators.

The Regulators require the truck stop owner to maintain an "Establishment License". The holder of the Establishment License is required to maintain control over the truck stop's fuel operations. If any truck stop owners have their Establishment License revoked, it would have a material adverse effect on the Company's and the Operator's business operations and financial condition.

                                      F-22
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

10.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES (CONTINUED)

Louisiana Regulations: The franchise tax payable by the Company and/or Operator
---------------------
to the State of Louisiana in 2000 and 1999 equals 32.5% of net gaming device revenue for truck stop casinos and 26% of net gaming device revenue for devices placed in bars and restaurants.

The Louisiana legislature adopted minimum fuel sale requirements for qualified truck stops effective July 1, 1994. The fuel sale requirements dictate the number of video poker devices that may be operated at the truck stop, based on average monthly sales. As of December 31, 2000, the Operator's remaining gaming facilities meet the monthly fuel sales requirements to keep the maximum 50 machines allowed.

The Company and one of its stockholders have guaranteed debt of RPLLC. The balance outstanding on the notes at December 31, 2000 was approximately $1,950,000.

Cash: The Company maintains cash balances with financial institutions which
----
periodically exceeds FDIC insured limits.

Litigation: During 2000, the Company became involved in litigation as described
----------
in Note 2. The Company has entered into a preliminary settlement agreement related to the lawsuits. Should the Company be unable to finalize the preliminary settlement and the purported buyout of the Company's interest in OM and RPLLC be upheld, it could materially affect future operating results (See
Note 2).

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its consolidated financial position.


11.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 10,000,000 shares of preferred stock with attributes as determined by the Board of Directors.

The Board of Directors designated a series of preferred stock, Preferred Stock Series "B". The maximum shares under the series is 8,000,000. The Preferred Stock Series B has a par value of $.01, accrues no dividends and converts on a 1 to 1 basis into common stock.

The Company has also authorized 1,600,000 shares of Class A Preferred Stock. The Class A Preferred Stock has a par value of $3.00, bears a 10% annual cumulative dividend, payable monthly and is convertible into common stock on a 6.4 to 1 basis.

The Class A Preferred Stock is redeemable at the option of the Company and carries a liquidation preference of $3.00 per share.


                                      F-23
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================
11.  STOCKHOLDERS' EQUITY (CONTINUED)

During 1999, in conjunction with the restructure of the Company's gaming operations (Note 2) the Company redeemed 8,167,632 shares of common stock at $.01 per share.

During 1999, the Company redeemed 500,000 shares of common stock from an officer of Galaxsea and IT Cruise for $30,000 (Note 3).

During 2000, the Company redeemed 8,015,462 shares of common stock from individuals for approximately $377,500 (Note 7).


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

Stock Options
-------------

During 1996, the Company granted an officer and one of its directors options to purchase 500,000 shares each of common stock for $.30 per share. The shares were fully vested as of the date of the grant and expire five years from the date of the grant. No options to purchase the Company's stock were issued during 1999.

In January 2000, the Company granted two non-employees options, whereby each may acquire 1,000,000 shares of common stock, at an exercise price of $.03125 per share. The shares are fully vested as of the date of grant and expire five years from the date of grant. The Company recognized compensation expense at the date of grant of $22,255 related to services provided, based on the fair value of the options on the measurement date, which is the date a commitment for performance is reached or performance is complete.


                                      F-24
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

11.  STOCKHOLDERS' EQUITY (CONTINUED)

The following is a table of options granted:

                                                                              Weighted
                                               Shares         Exercise         Average
                                                Under         Price Per        Exercise
                                               Option           Share           Price
                                            -----------    ------------     ------------
       Balance, December 31, 1998             1,000,000    $        .30     $        .30

             Granted                                  -               -                -
                                            -----------    ------------     ------------

       Balance, December 31, 1999             1,000,000    $        .30     $        .30

             Granted                          2,000,000             .03              .03
                                            -----------    ------------     ------------

       Balance, December 31, 2000             3,000,000    $   .03 -.30     $        .12
                                            ===========    ============     ============


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for employee stock options. There is no proforma effect in 2000 or 1999 as the Company granted no options to employees during those years.


12.  CONTRACTS

The Operator currently has three gaming and/or truck stop establishments as well as video poker route operations in Louisiana. Through March 31, 1999, the Company consolidated the operations of the Operator (see Note 2). Therefore, the Company, through its consolidated subsidiary, was the gaming operator until March 31, 1999 when it sold a portion of its interest in the gaming operations. The gaming contracts assign various percentages of the gaming revenues of these establishments to various property owners, lessors or lenders. When the Operator enters into a contract with an establishment, it acquires the right to place gaming devices in the establishment's truck stop facilities or bars. These agreements provide the establishments a percentage of the net gaming income, reflected by the Company or Operator as rent under gaming leases. In addition, the Operator has a revenue sharing agreement on a single location (Gold Rush) which operates similar to the other gaming contracts, but Ozdon owns the truck stop facility.


                                      F-25
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

12.  CONTRACTS (CONTINUED)

Rent expense of the Company under gaming leases through March 31, 1999 was as follows:

                               January 1, 1999 to
                                 March 31, 1999
                               ------------------
Kings Lucky Lady                    $  91,000
The Longhorn Club                     335,000
Pelican Palace                        242,000
Gold Rush Truck Stop                   53,000
Diamond Jubilee                       199,000
RPLLC                                  21,000
                                    ---------

                                    $ 941,000
                                    =========

13.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan. Participation is voluntary and employees are eligible to participate upon attaining age 21 and completing one year of employment with the Company. The Company provides no matching contribution but may make a discretionary contribution which vests over six years. The Company made no discretionary contributions for the years ended December 31, 2000 and 1999.


                                      F-26
================================================================================