Form 10QSB
period 2001-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2001-05-21
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                                  --------------------------------------

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                  75-2571032
     ----------------------------                   -------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

               13150 Coit Road, Suite 125, Dallas, Texas  75240
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                        (   972   )      671   -   1133
                     -------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   xxx     No
                                          -----        -----

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2001: 25,105,458

Transitional Small Business Disclosure Format (Check One):  Yes        No  xx
                                                                -----     ----

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                                March 31,     December 31,
                                                                                   2001          2000
                                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

Cash                                                                           $     4,750   $    17,225
Advances to related parties                                                          6,900       156,900
Investment in available-for-sale securities                                              -        47,002
Prepaid expenses                                                                    59,248        68,800
Deferred tax asset                                                                 233,770       258,000
                                                                               -----------   -----------

Total current assets                                                               304,668       547,927
                                                                               -----------   -----------

Furniture and equipment, net of accumulated depreciation                             6,859         9,739
                                                                               -----------   -----------

Other assets:

Deposits                                                                             3,246         3,246
Investments - restricted                                                            30,464        35,250
Investments - other                                                                870,000       769,073
                                                                               -----------   -----------

Total other assets                                                                 903,710       807,569
                                                                               -----------   -----------

Total assets                                                                   $ 1,215,237   $ 1,365,235
                                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                                               $   273,297   $   245,797
Accounts payable and accrued liabilities                                            89,306        83,500
Due to former stockholders                                                               -       150,000
Due to related entity                                                              161,000       130,000
Preferred stock dividends payable                                                   15,003        15,003
                                                                               -----------   -----------

Total current liabilities                                                          538,606       624,300

Notes payable - long-term                                                          440,000       467,500
                                                                               -----------   -----------

Total liabilities                                                                  978,606     1,091,800
                                                                               -----------   -----------

Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
    1,600,000 shares authorized, no shares issued and outstanding                        -             -
Preferred stock, $.01 par value, 10,000,000 shares authorized,
    8,000,000 shares designated Series B, no shares issued and outstanding               -             -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
    shares issued                                                                  417,886       417,886
Additional paid-in capital                                                         489,214       489,214
Treasury stock, 16,683,094 shares, at cost                                        (489,258)     (489,258)
Accumulated other comprehensive loss - unrealized
    loss on available for sale securities, net of income taxes                     (11,524)      (51,506)
Accumulated deficit                                                               (169,687)      (92,901)
                                                                               -----------   -----------
To stockholders equity                                                             236,631       273,435
                                                                               -----------   -----------


Total liabilities and stockholders' equity                                     $ 1,215,237   $ 1,365,235
                                                                               ===========   ===========

                                       1
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
===============================================================================

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                    2001         2000
-----------------------------------------------------------------------------------------------------------

Revenue                                                                        $         -   $         -

General and administrative expenses                                                123,438       225,166
Depreciation and amortization                                                        2,880         2,880
                                                                               -----------   -----------

Operating loss                                                                    (126,318)     (228,046)

Interest expense                                                                   (15,638)      (18,413)
Income from equity investments                                                     100,927       113,851
Gain (loss) on sale of investments                                                 (85,758)      357,528
Other income (expense)                                                              50,000        25,555
                                                                               -----------   -----------

Income (loss) before provision
  for income taxes                                                                 (76,787)      250,475

Provision for income taxes                                                               -             -
                                                                               -----------   -----------

Net income (loss)                                                              $   (76,787)  $   250,475
                                                                               ===========   ===========

Basic Income Loss Per Share                                                    $         *   $       .01
                                                                               ===========   ===========

Basic weighted average shares outstanding                                       25,105,458    33,120,920
                                                                               ===========   ===========

*Less than $.01 per share

                                       2
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
================================================================================

                                                                             Three Months Ended March 31,
                                                                              --------------------------
                                                                                    2001       2000
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                              $   (76,787)  $   250,475
                                                                               -----------   -----------

Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities
    net of deferred income tax expense (benefit)
    of $(8,249) in 2001 and $137,585 in 2000                                       (14,046)       39,518

Reclassifications                                                                   54,028      (357,528)
                                                                               -----------   -----------

                                                                                    39,982      (318,010)
                                                                               -----------   -----------

Total Comprehensive Loss                                                       $   (36,805)  $   (67,535)
                                                                               ===========   ===========


                                       3
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===============================================================================

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2001            2000
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                              $   (76,787)  $   250,475
Adjustments to reconcile net cash:
    Depreciation and amortization                                                    2,880         2,880
    Income from equity investments                                                (100,927)     (113,851)
    (Gain) loss on sale of securities                                               85,758      (357,528)
Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                                                 -       (45,584)
     Advances to related parties                                                   150,000             -
     Prepaid insurance/ expenses                                                     9,552         1,874
     Deposits                                                                            -         3,246
    Increase (decrease) in:
     Accounts payable and accrued liabilities                                        5,806       114,089
     Due to related entities                                                        31,000             -
                                                                               -----------   -----------

Net Cash Provided By (Used In) Operating Activities                                107,282      (144,399)
                                                                               -----------   -----------

Cash Flows From Investing Activities:
    Proceeds from sale of securities                                                30,243       591,190
    Due to former stockholder                                                     (150,000)            -
                                                                               -----------   -----------

Net Cash Provided By (Used In) Investing Activities                               (119,757)      591,190
                                                                               -----------   -----------

Cash Flows From Financing Activities:
    Payments on borrowings                                                               -          (952)
                                                                               -----------   -----------

Net Cash Used In Financing Activities                                                    -          (952)
                                                                               -----------   -----------

Net Increase (Decrease) In Cash                                                    (12,475)      445,839

Cash, beginning of year                                                             17,225       248,491
                                                                               -----------   -----------

Cash, end of year                                                              $     4,750   $   694,330
                                                                               ===========   ===========

Cash paid during the period for:

    Interest                                                                   $         -   $         -
                                                                               ===========   ===========

Non-Cash Investing and Financing Activities:

Payment of commission payable with securities                                  $         -   $   194,101
                                                                               ===========   ===========

Change in unrealized gain (loss) on available for sale
   securities, net of deferred income taxes of $(24,230)
   (2001) and $191,551 (2000)                                                  $   (39,982)  $   318,010
                                                                               ===========   ===========

                                       4
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
===============================================================================

1.  OPINION OF MANAGEMENT

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


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



                                       5
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
================================================================================


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



                                       6
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
===============================================================================


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





                                       7
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
================================================================================


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

As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by Ozdon Investments, Inc. ("Ozdon") to Operator. Ozdon and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of nine months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. Ozdon will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333.33 per month for the term of the Lease. The Company, Ozdon and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if Ozdon proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of March 31, 2001, the outstanding principal balance of such indebtedness was approximately $71,545.

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

As part of the Settlement Agreement, Williams and the Company also agreed that to the extent any of the truck stop, convenience store, restaurant or gaming interest that are a part of King's Lucky Lady, Pelican Palace, Lucky Longhorn, The Diamond Jubilee or the Video Poker Tavern Route are held or operated in the name of the Company, effective March 31, 1999 they were deemed to be in the name of and operated by Operator.



                                       8
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED  MARCH 31, 2001 AND 2000
================================================================================


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

The Second Amendment and amendment to the River Port Operating Agreement, which were effective midnight March 31, 1999, constitute a transfer of ownership interest and control in all of the Company's gaming operations. As of April 1, 1999, ownership of OM, RPLLC and the Gold Rush Truck Stop are as follows:

                                                 North Louisiana
                                 Company               Group               Williams             Total
                             --------------    ---------------------  -----------------  -----------------
OM                                    24.5%                    24.5%              51.0%             100.0%
RPLLC                                 25.0%                    25.0%              50.0%             100.0%
Ozdon                                 50.0%                    50.0%                 -              100.0%

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

On March 27, 2000, the other two members of Operator and RPLLC purportedly voted to merge seperate limited liability companies into each of Operator and RPLLC and buyout the Company's interest in each for $375,000 and $50,000, respectively. The Articles of Organization of each of Operator and RPLLC require that a member's interest may not be changed and the Articles of Organization may not be amended without unanimous consent of all members. The Company voted against the purported mergers and buyout and subsequently filed a lawsuit to nullify the mergers and buyout. The Company has vigorously pursued its rights, sought a judicial declaration nullifying the purported mergers of both Operator and River Port LLC, and sought damages for these and other breaches of fiduciary duty. The Company has also entertained discussions and negotiations concerning a possible settlement of the litigation. Effective as of January 5, 2001, the Company entered into a 60 day term sheet (the "Term Sheet") with the other parties to the lawsuits, together with certain related parties thereof (collectively, the "OMO Group"). The Company received a $50,000 non-refundable payment in connection with the Term Sheet. On April 23, 2001, the Term Sheet was amended to extend the negotiation date another 60 days for an additional $100,000 non-refundable payment.



                                       9
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED  MARCH 31, 2001 AND 2000
================================================================================


2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

Under the terms of the amended Term Sheet, the Company and the OMO Group have agreed to settle the foregoing litigation and enter into mutual releases of claims, subject to certain conditions that must be satisfied prior to such settlement becoming effective. The amended Term Sheet provides that the settlement would not become effective unless definitive, binding agreements mutually acceptable to all parties (the "Definitive Agreements") were entered into on or before May 5, 2001, and the closing to occur on or before June 5, 2001. Definitive Agreements were not executed prior to such date, but are continuing to be negotiated as of the date of this Form 10-QSB and the Company anticipates that Definitive Agreements will ultimately be agreed upon and executed, although there can be no assurance. If the Definitive Agreements are entered into, the closing and final effectiveness of the settlement will be subject to the Company filing an Information Statement with the Securities and Exchange Commission and distributing the Information Statement to its stockholders describing the settlement and related sales of assets, described below, by the Company pursuant to the Definitive Agreements. International Tours, Inc. ("International") has agreed to vote its common stock in favor of the approval of the Definitive Agreements and the sale of the assets described below, and, therefore, the approval and sale are assured. In addition to mutual releases of all parties, the Definitive Agreements will provide for the sale by the Company of (i) all of the Company's interest in Operator, (ii) all of the Company's interest in River Port Truck Stop, LLC ("River Port LLC"), and (iii) the Company's 50% ownership interest in Ozdon Investments, Inc. ("Ozdon"). The purchase price for the sale of the foregoing assets by the Company shall be equal to $2.3 million, payable $800,000 in cash and $1.5 million in the form of a promissory note payable in 60 monthly installments of principal and interest; provided, the cash potion of the purchase price will be reduced by an amount equal to the sum of all liabilities of Ozdon in excess of $125,000. The non-refundable payments of $150,000 will be applied against the cash portion of the purchase price. The promissory note will be personally guaranteed by Weaver, 146 LLC, Williams, Operator, River Port LLC, Ozdon and 167 Truck Stop, L.L.C. and will be secured by a security interest in 49% of the membership interests of Operator. The Company will also be indemnified against any loss due to its guaranty of the obligations of River Port LLC until it is released from such guaranty. The Definitive Agreements will also include a noncompetition agreement pursuant to which the Company will agree not to compete for a period of two years after the closing of the Definitive Agreements in the ownership, operation or management of truck stops in any of the Parishes in the State of Louisiana in which Operator or River Port LLC currently own or operate truck stops.

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



                                       10
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED  MARCH 31, 2001 AND 2000
================================================================================


2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

          The purported mergers, the pending lawsuits and the possible settlement and sale of the Company's assets pursuant to such settlement should be considered in the review of the remainder of this Form 10-QSB. The discussion of Operator, River Port LLC and Ozdon, and the Company's ownership interests in them, contained in the remainder of this Form 10-QSB assumes that the Definitive Agreements will not be executed, the litigation will continue, the purported mergers will be set aside and that the Company's ownership interests will be reinstated. The final decision in this regard will not be known until it is known that the Definitive Agreements are not going to be executed and then not until the courts render final judgments in the lawsuits.

          If, on the other hand, the Definitive Agreements are executed and the closing occurs, the Company will sell all of its gaming assets in Louisiana for the $2.3 million purchase price discussed above. In such event, the Company plans to pursue additional opportunities and developments in other industries and other businesses and to continue as an ongoing business concern.















                                       11
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
================================================================================


2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

The following is a combined condensed unaudited balance sheet for the Operator, RPLLC and Ozdon as of March 31, 2001 and the combined condensed unaudited statement of income for the three months then ended.


                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 March 31, 2001

Assets

Current assets                                                                $1,353,000
Fixed assets, net                                                              3,276,000
Other assets                                                                     344,000
                                                                              ----------

                                                                              $4,973,000
                                                                              ==========
Liabilities and Equity

Current liabilities                                                           $1,117,000
Long-term liabilities                                                          2,090,000
                                                                              ----------

                                                                               3,207,000

Equity                                                                         1,766,000
                                                                              ----------

                                                                              $4,973,000
                                                                              ==========


                         CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)
                       Three Months Ended March 31, 2001


Revenues                                                                        $4,901,000
Cost of revenues                                                                 3,260,000
                                                                                ----------

Gross profit                                                                     1,641,000

General and administrative                                                       1,226,000
                                                                                ----------

Operating profit                                                                   415,000

Other                                                                              (34,000)
Taxes                                                                              (33,000)
                                                                                ----------

Net Income                                                                      $  348,000
                                                                                ==========


                                       12
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
===============================================================================


3.  INVESTMENT SECURITIES

Investment securities, classified as available-for-sale, are summarized as follows at March 31, 2001:


       Marketable equity securities, at cost              $ 48,655
       Unrealized losses                                   (19,191)
       Unrealized gains                                      1,000
                                                          --------

       Marketable equity securities, fair market value    $ 30,464
                                                          ========

The marketable equity securities are pledged as collateral on a note payable.

4.  SUBSEQUENT EVENT

On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC ("ETG"). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. ("Communications") from ETG. If the Company exercises the option, it will acquire Communications in exchange for Common Stock of the Company equal to 51% of the outstanding shares following the issuance of shares to ETG. The Company has also agreed to loan funds to Communications for working capital until August 1, 2001, the date on which the Company's option expires. Communications is in the business of marketing and providing Internet service to residential and commercial customers in rural markets through ETG's relationships with rural electric cooperatives across the United States.



                                       13
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
==============================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: As noted in Note 2 of the Notes to Consolidated Financial Statements, the Company has entered into a Term Sheet to settle three lawsuits, subject to negotiation and execution of Definitive Agreements. If the Definitive Agreements are executed, the Company will sell all of its gaming assets in Louisiana for $2.3 million, of which $800,000 will be paid in cash (less $150,000 already paid to the Company) and $1.5 million will be paid by a promissory note payable in 20 quarterly installments of principal and interest. The Company is reviewing other businesses and acquisition opportunities and plans to use the proceeds from such sale to fund other business opportunities. See footnote 4 to the financial statements for a discussion of an option held by the Company to acquire an Internet service company. The Company expects that the Definitive Agreements will be ultimately negotiated and executed and that the settlement and sale of assets pursuant to the Term Sheet will be effected. However, there can be no assurance.

     The Company will seek to meet its long-term liquidity needs primarily through cash flow from equity investments, operations, and additional borrowings from the Company's traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

     General Condition: The Company ended the quarter with $4,750 in cash and other current assets of $299,918. Other current assets consists of a receivable from a related entity of $6,900, prepaid expenses of $59,248 and a deferred tax asset of $233,770. Total liabilities were $978,606 at March 31, 2001. Current liabilities of $538,606 consist of accounts payable and accrued liabilities of $89,306, current portion of long-term notes payable of $273,297, payables to related parties of $161,000 and preferred stock dividends payable of $15,003. The Company's current liabilities decreased $85,694 from $624,300 at December 31, 2000. This decrease was comprised primarily of the payoff of $150,000 to a former stockholder, offset by an increase in current portion of long-term debt, accounts payable and payables to related entities.

     Competition is intense for the business of gaming patrons in Louisiana and Mississippi. It is expected that profit margins may continue to be adversely affected as a result of such competition and that various gaming establishments may be forced to close because they cannot compete effectively at such reduced margins. The Company believes Ozdon, Operator and River Port LLC will be able to maintain a competitive position if they are able to carefully manage expenses and cash flow. However, there can be no assurance in this regard and the Company has no control over such management by Operator or River Port LLC.
Ozdon and Operator were parties to a month-to-month lease pursuant to which Ozdon leased the Gold Rush truck stop and casino to Operator. Ozdon terminated the lease, but pursuant to the Term Sheet, Ozdon is allowing Operator to continue to operate the truck stop and casino at the Company's discretion.



                                       14
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31,
-------------------------------------------------------------------------------
2000
----

Operating Income (Loss)
-----------------------

The Company recorded a loss from operations of $126,318 during the three months ended March 31, 2001 compared to a loss from operations of $228,046 for the three months ended March 31, 2000. The decline in operating loss is due to the Company's reduction in overhead expenses.

Income from Equity Investments
------------------------------

As discussed in Note 2, the gaming and truck stop operations recorded gross profit for the three months ended March 31, 2001 of approximately $1,641,000.
In addition, the gaming and truck stops incurred approximately $1,226,000 of general and administrative expenses and $34,000 of other expenses during the same three months. The result was net income from gaming and truck stop operations of $1,348,000 of which the Company's share was $100,927 (including Ozdon). The Company's share of income for the three months ended March 31, 2000 was $113,851 on income from gaming and truck stop operations of approximately $418,000. The decrease in income from gaming and truck stop operations was attributable to an increase in overhead costs as RPLLC's casino opened in the second half of 2000.

As noted in Note 2 of the Notes to Consolidated Financial Statements (Unaudited), the other two members of Operator and RPLLC have purportedly voted in favor of a merger resulting in the termination of the Company's interests in Operator and RPLLC for a buyout of $375,000 and $50,000, respectively, and the Company has filed a lawsuit seeking to nullify the purported mergers and buyouts, among other relief. Effective as of January 5, 2001, the Company entered into a Term Sheet with the other parties to the lawsuits, together with certain related parties of the OMO Group. Under the terms of the Term Sheet, the Company and the OMO Group have agreed to settle the foregoing litigation and enter into mutual releases of claims, subject to certain conditions that must be satisfied prior to such settlement becoming effective. The Term Sheet provides that the settlement would not become effective unless definitive, binding agreements mutually acceptable to all parties were entered into.

Gain on Sale of Investments
---------------------------

During the three months ended March 31, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $85,758. During the three months ended March 31, 2000, the Company sold Travelbyus.com common stock resulting in a gain of $357,528. The Company's remaining 75,000 shares of Travelbyus.com stock are restricted as collateral on debt.




                                       15
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


Other Income
------------

During the three months ended March 31, 2001, the Company recognized $50,000 related to the initial non-refundable fee received in connection with the Term Sheet. During the three month ended March 31, 2000 the Company had other income of $25,555 primarily related to interest income.


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



                                       16
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

Arlington Farms, Inc., et al v. North American Gaming and Entertainment Corporation, et al, Civil Action No. 00-106-C-M2, United States District Court, Middle District of Louisiana. This suit represents a suit by certain of the plaintiffs in the Harry Woodall, et al v. North American Gaming and Entertainment Corporation lawsuit, which was dismissed as part of the Settlement Agreement with the North Louisiana Group. These plaintiffs have sued the Company seeking specific performance under the Settlement Agreement to require the Company, among other things, to deliver various instruments of ownership reflecting the ownership interests of the North Louisiana Group in Operator, River Port LLC and Ozdon and to declare that the effective date of the transfer was December 17, 1998 rather than March 31, 1999, and for unspecified violations of Rule 10b-5 promulgated under the Securities Act of 1933. The suit also involves a claim against E.H. Hawes, II, the President and Chief Executive Officer of the Company, and a nonaffiliated third party to set aside a second lien on the Gold Rush granted by the Company to secure the personal guaranty of Mr. Hawes and such thirty party guaranteeing the indebtedness of River Port LLC incurred in connection with the construction of River Port. The Company and the other parties to this litigation have agreed to postpone it pending negotiation and execution of the Definitive Agreements pursuant to the Term Sheet.


ITEMS 2, 3, 4 AND 5 ARE OMMITED FROM THIS REPORT AS INAPPLICABLE


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




                                       17
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
================================================================================


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


                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION
                                         (Registrant)



                                         By: /s/ Ed Hawes
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  May 21, 2001



                                       18
================================================================================