Form 10QSB
period 2001-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2001-08-21
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2001
                               -------------------

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
       ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                     75-2571032
      ------------------------                     ----------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                13150 Coit Road, Suite 125, Dallas, Texas 75240
           --------------------------------------------------------
                   (Address of principal executive offices)

                                (972) 671-1133
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   xxx     No_____
                                                           -------

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2001: 25,105,458

Transitional Small Business Disclosure Format (Check One):  Yes ____  No  xx
                                                                         ----

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                     June 30,     December 31,
                                                                                       2001           2000
                                                                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

Cash                                                                               $     9,370    $     17,225
Advances to related parties                                                              6,900         156,900
Investment in available-for-sale securities                                                  -          47,002
Advances to interest service entity                                                     67,000               -
Prepaid expenses                                                                         7,859          68,800
Deferred tax asset                                                                     227,834         258,000
                                                                                   -----------    -----------

Total current assets                                                                   318,963         547,927
                                                                                   -----------    -----------

Furniture and equipment, net of accumulated depreciation                                 3,979           9,739
                                                                                   -----------    -----------

Other assets:

Deposits                                                                                 3,246          3,246
Investments - restricted                                                                     -         35,250
Investments - other                                                                  1,072,060        769,073
                                                                                   -----------    -----------

Total other assets                                                                   1,075,306        807,569
                                                                                   -----------    -----------

Total assets                                                                       $ 1,398,248    $ 1,365,235
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                                                   $   273,297    $   245,797
Accounts payable and accrued liabilities                                               132,702         83,500
Due to former stockholders                                                                   -        150,000
Due to related entity                                                                  130,000        130,000
Preferred stock dividends payable                                                       15,003         15,003
                                                                                   -----------    -----------

Total current liabilities                                                              551,002        624,300

Subordinated convertible debentures                                                    317,000              -
Notes payable - long-term                                                              412,500        467,500
                                                                                   -----------    -----------

Total liabilities                                                                    1,280,502      1,091,800
                                                                                   -----------    -----------

Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
    1,600,000 shares authorized, no shares issued and outstanding                            -              -
Preferred stock, $.01 par value, 10,000,000 shares authorized,
    8,000,000 shares designated Series B, no shares issued and outstanding                   -              -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
    shares issued                                                                      417,886        417,886
Additional paid-in capital                                                             489,214        489,214
Treasury stock, 16,683,094 shares, at cost                                            (489,258)      (489,258)
Accumulated other comprehensive loss - unrealized
    loss on available for sale securities, net of income taxes                               -        (51,506)
Accumulated deficit                                                                   (300,096)       (92,901)
                                                                                   -----------    -----------
Total stockholders equity                                                              117,746        273,435
                                                                                   -----------    -----------

Total liabilities and stockholders' equity                                         $ 1,398,248    $ 1,365,235
                                                                                   ===========    ===========

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                        Three Months Ended June 30,            Six Months Ended June 30,
                                        ---------------------------            -------------------------
                                             2001           2000                   2001            2000
Revenue                                 $         -     $         -           $         -     $         -

General and administrative
  expenses                                  242,425         186,033               365,863         411,199
Depreciation and amortization                 2,880           2,930                 5,760           5,810
                                        -----------     -----------           -----------     -----------

Operating loss                             (245,305)       (188,963)             (371,623)       (417,009)

Interest expense                            (15,841)           (444)              (31,479)        (18,857)
Income from equity investments              202,059          96,399               302,986         210,250
Gain (loss) on sale of investments          (37,222)         63,269              (122,980)        420,797
Management fees                             115,358               -               115,358               -
Other income (expense)                     (149,457)         34,435               (99,457)         59,990
                                        -----------     -----------           -----------     -----------

Income (loss) before provision
  for income taxes                         (130,408)          4,696              (207,195)        255,171

Provision for income taxes                        -         (71,044)                    -         (71,044)
                                        -----------     -----------           -----------     -----------

Income (loss) before extra-
  ordinary item                            (130,408)        (66,348)             (207,195)        184,127

Extraordinary gain, net of
  deferred tax expense of
  $94,605                                         -         182,597                     -         182,597
                                        -----------     -----------           -----------     -----------

Net income (loss)                       $  (130,408)    $   116,249           $  (207,195)    $   366,724
                                        ===========     ===========           ===========     ===========

Basic Income (Loss) Per Share:
  Before extraordinary gain             $         *     $         *           $         *     $         *
  Extraordinary gain per share                    *               *                     *               *
                                        -----------     -----------           -----------     -----------
  Basic net income (loss) per
    share                               $         *     $         *           $         *     $       .01
                                        ===========     ===========           ===========     ===========

Basic weighted average shares
  outstanding                            25,105,458      33,120,920            25,105,458      33,120,920
                                        ===========     ===========           ===========     ===========

*Less than $.01 per share

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
================================================================================

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                            ---------------------------       -------------------------
                                               2001              2000            2001            2000
Net Income (Loss)                           $(130,408)        $ 116,249       $(207,195)      $ 366,724
                                            ---------         ---------       ---------       ---------

Other Comprehensive Income
  (Loss):
  Unrealized losses on available-
    for-sale securities net of
    deferred income tax benefit of
    $8,249 (6/30/01), $113,216
    (6/30/00), $0 (6/30/01) and
    $137,585 (6/30/00)                              -          (259,291)        (14,046)       (219,773)

Reclassifications                              11,524            79,801          65,552        (277,727)
                                            ---------         ---------       ---------       ---------

                                               11,524          (179,490)         51,506        (497,500)
                                            ---------         ---------       ---------       ---------

Total Comprehensive Loss                    $(118,884)        $ (63,241)      $(155,689)      $(130,776)
                                            =========         =========       =========       =========

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
                                                                                 2001                 2000
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                            $ (207,195)           $ 366,724
Adjustments to reconcile net cash:
   Depreciation and amortization                                                  5,760                5,810
   Deferred tax benefit                                                               -              165,109
   Income from equity investments                                              (302,986)            (210,250)
   (Gain) loss on sale of securities                                            122,980             (420,797)
   Extraordinary gain                                                                 -             (276,662)
Changes in operating assets and liabilities:
   (Increase) decrease in:
       Accounts receivable                                                            -               43,177
       Advances to related parties                                              150,000                    -
       Prepaid expenses                                                          60,941                1,874
   Increase (decrease) in:
       Accounts payable and accrued liabilities                                  49,202             (109,555)
                                                                             ----------            ---------

Net Cash Provided By (Used In) Operating Activities                            (121,298)            (434,570)
                                                                             ----------            ---------

Cash Flows From Investing Activities:
   Note receivable                                                              (67,000)                   -
   Proceeds from sale of securities                                              40,943              752,942
   Due to former stockholder                                                   (150,000)                   -
                                                                             ----------            ---------

Net Cash Provided By (Used In) Investing Activities                            (176,057)             752,942
                                                                             ----------            ---------

Cash Flows From Financing Activities:
   Repurchase of stock                                                                -              (19,588)
   Proceeds from subordinated convertible debentures                            317,000                    -
   Payments on borrowings and dividends                                         (27,500)            (268,254)
                                                                             ----------            ---------
Net Cash Provided by (Used In) Financing Activities                             289,500             (287,842)
                                                                             ----------            ---------

Net Increase (Decrease) In Cash                                                  (7,855)              30,530

Cash, beginning of year                                                          17,225              248,491
                                                                             ----------            ---------

Cash, end of year                                                            $    9,370            $ 279,021
                                                                             ==========            =========

Cash paid during the period for:

   Interest                                                                  $        -            $       -
                                                                             ==========            =========

Non-Cash Investing and Financing Activities:

Payment of commission payable with securities                                $        -            $ 194,101
                                                                             ==========            =========

Change in unrealized gain (loss) on available for sale
   securities, net of deferred income taxes of $(30,166)
   (2001) and $299,246 (2000)                                                $  (51,506)           $ 497,500
                                                                             ==========            =========

Repurchase of treasury stock and settlement of debentures,
   dividends payable and accrued interest for a note payable                 $        -            $ 175,000
                                                                             ==========            =========

================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

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

As part of the Settlement Agreement, the Company and Operator have modified the terms of the lease of the Gold Rush Truck Stop by Ozdon Investments, Inc. ("Ozdon") to Operator. Ozdon and Operator have entered into a Lease Agreement (the "Lease") effective March 31, 1999 for an initial term of nine months and thereafter to be a month-to-month lease until terminated by either party, with or without cause, on 60 days' prior written notice. Ozdon will be responsible for major repairs and Operator will be responsible for nonmajor repairs and maintenance, and Operator will pay a rental of $33,333 per month for the term of the Lease. The Company, Ozdon and Williams also mutually agreed to terminate the right of first refusal previously granted to Williams to purchase the land and buildings constituting the Gold Rush Truck Stop, or any portion thereof, if Ozdon proposed to sell them to a third party. In conjunction with the Lease, the Company has agreed to be solely responsible for the indebtedness to Regents Bank, Springhill Branch, formerly known as Springhill Bank & Trust Company, which is secured by a mortgage on the Gold Rush Truck Stop. As of March 31, 2001, the outstanding principal balance of such indebtedness was approximately $71,545.

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

Under the terms of the amended Term Sheet, the Company and the OMO Group have agreed to settle the foregoing litigation and enter into mutual releases of claims, subject to certain conditions that must be satisfied prior to such settlement becoming effective. The amended Term Sheet provides that the settlement would not become effective unless definitive, binding agreements mutually acceptable to all parties (the "Definitive Agreements") were entered into on or before May 5, 2001, and the closing to occur on or before June 5, 2001. Definitive Agreements were not executed prior to such date, but are continuing to be negotiated as of the date of this Form 10-QSB and the Company anticipates that Definitive Agreements will ultimately be agreed upon and executed, although there can be no assurance. If the Definitive Agreements are entered into, the closing and final effectiveness of the settlement will be subject to the Company filing an Information Statement with the Securities and Exchange Commission and distributing the Information Statement to its stockholders describing the settlement and related sales of assets, described below, by the Company pursuant to the Definitive Agreements. International Tours, Inc. ("International") has agreed to vote its common stock in favor of the approval of the Definitive Agreements and the sale of the assets described below, and, therefore, the approval and sale are assured. In addition to mutual releases of all parties, the Definitive Agreements will provide for the sale by the Company of (i) all of the Company's interest in Operator, (ii) all of the Company's interest in River Port Truck Stop, LLC ("River Port LLC"), and (iii) the Company's 50% ownership interest in Ozdon Investments, Inc. ("Ozdon"). The purchase price for the sale of the foregoing assets by the Company shall be equal to $2.3 million, payable $800,000 in cash and $1.5 million in the form of a promissory note payable in 60 monthly installments of principal and interest; provided, the cash potion of the purchase price will be reduced by an amount equal to the sum of all liabilities of Ozdon in excess of $125,000. The non-refundable payments of $150,000, already received by the Company, will be applied against the cash portion of the purchase price. The promissory note will be personally guaranteed by Weaver, 146 LLC, Williams, Operator, River Port LLC, Ozdon and 167 Truck Stop, L.L.C. and will be secured by a security interest in 49% of the membership interests of Operator. The Definitive Agreements will also include a noncompetition agreement pursuant to which the Company will agree not to compete for a period of two years after the closing of the Definitive Agreements in the ownership, operation or management of truck stops in any of the Parishes in the State of Louisiana in which Operator or River Port LLC currently own or operate truck stops.

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

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


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

2.  RESTRUCTURE OF OM OPERATING, L.L.C. AND RIVER PORT TRUCK STOP, LLC
(CONTINUED)

The following is a combined condensed unaudited balance sheet for the Operator, RPLLC and Ozdon as of June 30, 2001 and the combined condensed unaudited statement of income for the six months then ended.

                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 June 30, 2001
           Assets

           Current assets                                        $  1,452,101
           Fixed assets, net                                        3,232,452
           Other assets                                               254,156
                                                                 ------------
                                                                 $  4,938,709
                                                                 ============
           Liabilities and Equity

           Current liabilities                                   $  1,371,178
           Long-term liabilities                                    1,934,611
                                                                 ------------
                                                                    3,305,789

           Equity                                                   1,632,920
                                                                 ------------
                                                                 $  4,938,709
                                                                 ============

                         CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)
                        Six Months Ended June 30, 2001

           Revenues                                              $  9,630,465
           Cost of revenues                                         6,433,051
                                                                 ------------
           Gross profit                                             3,197,414

           General and administrative                               2,485,240
                                                                 ------------
           Operating profit                                           712,174

           Other                                                     (186,737)
           Taxes                                                      (18,571)
                                                                 ------------

           Net Income                                            $    506,866
                                                                 ============

In connection with the negotiation of the settlement and sale of Operator, RPLLC and Ozdon, the Company was released from its guaranty of the obligation of RPLLC. Because of the guaranty, the Company had continued to record 25% of the losses in RPLLC resulting in a negative investment balance of $149,748. As a result of the release, the Company's negative investment of $149,748 was increased to $0 with the resulting income recorded in income from equity investments in the accompanying statement of operations.


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
================================================================================

3.  INVESTMENT SECURITIES

During the second quarter of 2001, the Company obtained a release of the pledged securities from the debt holder and sold the remaining shares for a loss of $37,222. The Company sold shares in the first quarter resulting in a loss of $85,758.

4.  SUBORDINATED CONVERTIBLE DEBENTURES

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate, are due in full on June 1, 2003 and are convertible into common stock at $.05 per share. The debentures are subordinated to notes payable with a principal balance of $667,500 at June 30, 2001. As of June 30, 2001, the Company sold $317,000 of debentures. Subsequent to June 30, 2001, the Company sold an additional $68,000.

5.  SUBSEQUENT EVENT

On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC ("ETG"). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. ("Communications") from ETG. If the Company exercises the option, it will acquire Communications in exchange for Common Stock of the Company equal to 51% of the outstanding shares following the issuance of shares to ETG. The Company has also agreed to loan funds to Communications for working capital. As of June 30, 2001, the Company has loaned $67,000. The loan is due on demand and bears interest at 8%. Communications is in the business of marketing and providing Internet service to residential and commercial customers in rural markets through ETG's relationships with rural electric cooperatives across the United States. The option expired August 1, 2001, however, the Company and Communications continue to negotiate an agreement.


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES

================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: As noted in Note 2 of the Notes to Consolidated Financial Statements, the Company has entered into a Term Sheet to settle three lawsuits, subject to negotiation and execution of Definitive Agreements. If the Definitive Agreements are executed, the Company will sell all of its gaming assets in Louisiana for $2.3 million, of which $800,000 will be paid in cash (less $150,000 already paid to the Company) and $1.5 million will be paid by a promissory note payable in 20 quarterly installments of principal and interest. The Company is reviewing other businesses and acquisition opportunities and plans to use the proceeds from such sale to fund other business opportunities. See footnote 5 to the financial statements for a discussion of ongoing negotiations to acquire an Internet service company. The Company expects that the Definitive Agreements will be ultimately negotiated and executed and that the settlement and sale of assets pursuant to the Term Sheet will be effected. However, there can be no assurance.

In April and May of 2001, the Company sold $317,000 of subordinated convertible debentures. The proceeds were used to fund the $250,000 option payment on the potential purchase of the internet service company and as an advance of $67,000 to the same entity. In July, the Company sold an additional $68,000 of subordinated convertible debentures.

The Company will seek to meet its long-term liquidity needs primarily through cash flow from equity investments, operations, sale of subordinated convertible debentures and additional borrowings from the Company's traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.

General Condition: The Company ended the quarter with $9,370 in cash and other current assets of $309,593. Other current assets consists of a receivable from a related entity of $6,900, advances of $67,000, prepaid expenses of $7,859 and a deferred tax asset of $227,834. Total liabilities were $1,280,502 at June 30, 2001. Current liabilities of $551,002 consist of accounts payable and accrued liabilities of $132,702, current portion of long-term notes payable of $273,297, payables to related parties of $130,000 and preferred stock dividends payable of $15,003. The Company's current liabilities decreased $73,298 from $624,300 at December 31, 2000. This decrease was comprised primarily of the payoff of $150,000 to a former stockholder, offset by an increase in current portion of long-term debt and accounts payable.

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



================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES

================================================================================


RESULTS OF OPERATIONS
Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000
------------------------------------------------------------------------------

Operating Income (Loss)
-----------------------

The Company recorded a loss from operations of $371,623 during the six months ended June 30, 2001 compared to a loss from operations of $417,009 for the six months ended June 30, 2000. The decline in operating loss is due to the Company's reduction in overhead expenses.

Income from Equity Investments
------------------------------

As discussed in Note 2, the gaming and truck stop operations recorded gross profit for the six months ended June 30, 2001 of approximately $3,197,000. In addition, the gaming and truck stops incurred approximately $2,485,000 of general and administrative expenses and $187,000 of other expenses during the same six months. The result was net income from gaming and truck stop operations of $507,000 of which the Company's share was $302,986 (including Ozdon). The Company's share of income for the six months ended June 30, 2000 was $210,250 on income from gaming and truck stop operations of approximately $742,000. The decrease in income from gaming and truck stop operations was attributable to an increase in overhead costs as RPLLC's casino opened in the second half of 2000 and the reverse of the $149,748 negative investment in RPLLC when the Company was released from its guarantee.

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

Gain on Sale of Investments
---------------------------

During the six months ended June 30, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $122,980. During the six months ended June 30, 2000, the Company sold Travelbyus.com common stock resulting in a gain of $420,797. The Company no longer holds any Travelbyus.com stock.


================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES

================================================================================

Other Income
------------

During the six months ended June 30, 2001, the Company recognized $150,000 related to the initial non-refundable fee received in connection with the Term Sheet and expensed a $250,000 non-refundable deposit on the potential acquisition of an internet service company. During the six month ended June 30, 2000 the Company had other income of $25,555 primarily related to interest income.

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


                                             NORTH AMERICAN GAMING AND
                                             ENTERTAINMENT CORPORATION
                                             (Registrant)




                                             By: /s/ Ed Hawes
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date:  August 16, 2001


================================================================================