Form 10QSB
period 2001-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2001-11-14
CIK 29952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2001
                               -----------------------------

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 0-5474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                         Delaware                                              75-2571032
----------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

               13150 Coit Road, Suite 125, Dallas, Texas  75240
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (972) 671-1133
                        -------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   xxx     No
                                                       -----       -----

Number of shares of common stock, par value $.01 per share, outstanding as of
September 30, 2001:   25,105,458

Transitional Small Business Disclosure Format (Check One):  Yes      No  xx
                                                                ----    ----

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                             September 30,   December 31,
                                                                  2001          2000
                                                              (Unaudited)
---------------------------------------------------------------------------------------
ASSETS
Current assets:

Cash                                                         $      729      $   17,225
Advances to related parties                                       6,900         156,900
Investment in available-for-sale securities                           -          47,002
Advances to internet service entity                              67,000               -
Prepaid expenses and other                                        9,200          68,800
Note receivable-current portion                                 354,302               -
Deferred tax asset                                                    -         258,000
                                                             ----------      ----------
Total current assets                                            438,131         547,927
                                                             ----------      ----------
Furniture and equipment, net of accumulated depreciation          1,099           9,739
                                                             ----------      ----------
Other assets:

Deposits                                                          3,246           3,246
Investments - restricted                                              -          35,250
Investments - other                                                   -         769,073
Note receivable-long-term portion                             1,145,698               -
                                                             ----------      ----------
Total other assets                                            1,148,944         807,569
                                                             ----------      ----------
Total                                                        $1,588,174      $1,365,235
                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                             $  109,297      $  245,797
Accounts payable and accrued liabilities                         88,959          83,500
Due to former stockholders                                            -         150,000
Due to related entity                                                 -         130,000
Preferred stock dividends payable                                15,003          15,003
                                                             ----------      ----------
Total current liabilities                                       213,259         624,300

Subordinated convertible debentures                             385,000               -
Notes payable - long-term                                       156,500         467,500
                                                             ----------      ----------
Total liabilities                                               754,759       1,091,800
                                                             ----------      ----------
Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual
  cumulative dividend, 1,600,000 shares authorized,
  no shares issued and outstanding                                    -               -
Preferred stock, $.01 par value, 10,000,000 shares
  authorized, 8,000,000 shares designated Series B,
  no shares issued and outstanding                                    -               -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 41,788,552 shares issued                          417,886         417,886
Additional paid-in capital                                      489,214         489,214
Treasury stock, 16,683,094 shares, at cost                     (489,258)       (489,258)
Accumulated other comprehensive loss - unrealized loss
  on available for sale securities, net of income taxes               -         (51,506)
Retained earnings (deficit)                                     415,573         (92,901)
                                                             ----------      ----------
To stockholders equity                                          833,415         273,435
                                                             ----------      ----------
Total liabilities and stockholders' equity                   $1,588,174      $1,365,235
                                                             ==========      ==========
The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                     Nine Months Ended Sept 30,                       Quarter Ended Sept 30,
                                                  --------------------------------------------------------------------------------
                                                       2001                  2000                  2001                     2000
Revenue                                           $         -           $         -           $         -              $         -

General and administrative expenses                   606,389               522,390               240,526                  111,191
Depreciation and amortization                           8,640                 8,640                 2,880                    2,830
                                                  -----------           -----------           -----------              -----------
Operating loss                                       (615,029)             (531,030)             (243,406)                (114,021)

Interest expense                                      (45,636)              (22,772)              (14,157)                  (3,915)
Income from equity investments                        357,181               288,064                54,195                   77,814
Gain (loss) on sale of securities
  and investments                                   1,142,641               422,280             1,265,621                    1,483
Management fees                                       132,562                     -                17,204                        -
Other income (expense)                               (248,117)               60,431              (148,660)                     441

Income (loss) before provision
  for income taxes                                    723,602               216,973               930,797                  (38,198)

Provision for income taxes                           (215,128)              (86,458)             (215,128)                 (15,414)

Income (loss) before extraordinary item               508,474               130,515               715,669                  (53,612)

Extraordinary gain, net of deferred
  tax expense of $94,605                                    -               182,597                     -                        -
                                                  -----------           -----------           -----------              -----------
Net income (loss)                                 $   508,474           $   313,112           $   715,669              $   (53,612)
                                                  ===========           ===========           ===========              ===========
Basic Income (Loss) Per Share:
  Before extraordinary gain                       $       .02           $         *           $       .03              $         *
  Extraordinary gain per share                            N/A                     *                   N/A                        *
                                                  ===========           ===========           ===========              ===========
  Basic net income (loss) per share               $       .02           $         *           $       .03              $         *
                                                  ===========           ===========           ===========              ===========
Basic weighted average shares outstanding          25,105,458            31,815,034            25,105,458               31,162,091
                                                  ===========           ===========           ===========              ===========
*Less than $.01 per share

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
================================================================================

                                                             Nine Months Ended Sept 30,           Quarter Ended Sept 30,
                                                             --------------------------        ----------------------------
                                                               2001              2000              2001              2000
Net Income (Loss)                                            $508,474         $ 313,112        $  715,669         $ (53,612)
                                                             --------         ---------        ----------         ---------
Other Comprehensive Income (Loss):
 Unrealized losses on available-for-sale securities
   net of deferred income tax benefit of $8,249
   (6/30/01), $113,216 (6/30/00), $0 (6/30/01) and
   $137,585 (6/30/00)                                         (14,046)         (261,153)                -                 -

Reclassifications                                              65,552          (278,705)                -                 -
                                                             --------         ---------        ----------         ---------
                                                               51,506          (539,858)                -                 -
                                                             --------         ---------        ----------         ---------
Total Comprehensive Income (Loss)                            $559,980         $(226,746)       $  715,669         $ (53,612)
                                                             ========         =========        ==========         =========


The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                               Nine Months Ended Sept 30,
                                                                              ----------------------------
                                                                                 2001              2000
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                             $  508,474         $ 313,112
Adjustments to reconcile net cash:
   Depreciation and amortization                                                   8,640             8,640
   Deferred tax expense                                                          215,128           180,523
   Income from equity investments                                               (357,181)         (288,064)
   (Gain) Loss on sale of securities and equity investments                   (1,142,641)         (422,280)
   Extraordinary gain                                                                  -          (276,662)
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                              -            43,177
      Advances to related parties                                                150,000                 -
      Prepaid expenses                                                            59,600             1,874
   Increase (decrease) in:
      Accounts payable and accrued liabilities                                     5,459          (123,194)
                                                                              ----------         ---------
Net Cash Used In Operating Activities                                           (552,521)         (562,874)
                                                                              ----------         ---------
Cash Flows From Investing Activities:
   Proceeds from Kings sale of fixed assets                                            -                50
   Note receivable                                                               (67,000)                -
   Proceeds from sale of securities and equity investments                       815,525           800,825
   Due to former stockholder                                                    (150,000)                -
                                                                              ----------         ---------
Net Cash Provided By Investing Activities                                        598,525           800,875
                                                                              ----------         ---------
Cash Flows From Financing Activities:
   Repurchase of stock                                                                 -           (19,588)
   Proceeds from subordinated convertible debentures                             385,000                 -
   Payments on borrowings and dividends                                         (447,500)         (298,273)
                                                                              ----------         ---------
Net Cash Used In Financing Activities                                            (62,500)         (317,861)
                                                                              ----------         ---------
Net Decrease in Cash                                                             (16,496)          (79,860)

Cash, beginning of year                                                           17,225           248,491
                                                                              ----------         ---------
Cash, end of year                                                             $      729         $ 168,631
                                                                              ==========         =========
Cash paid during the period for:

   Interest                                                                   $        -         $       -
                                                                              ==========         =========
Non-Cash Investing and Financing Activities:

Payment of commission payable with securities                                 $        -         $ 194,101
                                                                              ==========         =========
Change in unrealized gain (loss) on available for sale
  securities, net of deferred income taxes of $(30,166)
  (2001) and $299,246 (2000)                                                  $  (51,506)        $ 539,858
                                                                              ==========         =========
Repurchase of treasury stock and settlement of debentures,
  dividends payable and accrued interest for a note payable                   $        -         $ 175,000
                                                                              ==========         =========

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================

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

2.   SETTLEMENT OF LITIGATION AND SALE OF ASSETS

     Prior to August 20, 2001, North American Gaming and Entertainment Corporation (the "Company") was an owner of member interests or shares of common stock in OM Operating, L.L.C. ("Operating"), River Port Truck Stop, L.L.C. ("River Port"), and Ozdon Investments, Inc. ("Ozdon"). Since March 31, 1999, the Company's ownership percentages and the identity and ownership percentages of the other owners were as follows:

                                   Operating

Member's Name                           Member's Ownership Percentage
-------------                           -----------------------------


Donald I. Williams                                   51%
The 146, L.L.C.                                      24.5%
North American Gaming                                24.5%

                                  River Port


Member's Name                           Member's Ownership Percentage
-------------                           -----------------------------

Donald I. Williams                                   50%
The 146, L.L.C.                                      25%
North American Gaming                                25%

                                     Ozdon

Shareholder's Name                     Shareholder's Ownership Percentage
------------------                     ----------------------------------

The 146, L.L.C.                                      50%
North American Gaming                                 50%

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================

2.   SETTLEMENT OF LITIGATION AND SALE OF ASSETS (CONTINUED)

     On March 15, 2000 meetings of the members of Operating and River Port were called by Donald I. Williams ("Williams") and The 146, L.L.C. ("146LLC"), the other two members of Operating and River Port. The purpose of each meeting was to merge newly-formed limited liability companies owned by Williams and 146LLC into Operating and River Port and to cancel, or "cash out", the Company's membership interests in exchange for a cash payment of $375,000 by Operating and $50,000 by River Port. The Company objected to the holding of the meetings and the cancellation of its membership interests. The Articles of Organization or the Operating Agreement of each of Operating and River Port provide that a member's interest may not be changed and the Articles of Organization may not be amended without the unanimous vote of all members. Despite the Company's objections and the requirements of the Articles of Organization, a meeting of members was held by each of Operating and River Port on March 27, 2000 at which Williams and 146LLC purported to approve both mergers. The Company voted against the merger at each meeting. The purpose of both mergers was to terminate the Company's interests in Operating and River Port without its consent. A Certificate of Merger was filed by Operating and River Port with the Secretary of State of Louisiana on March 28, 2000 and April 18, 2000, respectively, purporting to finalize both mergers.

     The Company filed a lawsuit on March 24, 2000, styled North American Gaming and Entertainment Corporation v. OM Operating, L.L.C., River Port Truck Stop, L.L.C., Donald I. Williams, Loy F. Weaver and The 146, L.L.C., Civil Action No. CV00-0575S, United States District Court, Western District of Louisiana, Shreveport Division, against Operating, River Port, Williams, 146LLC and Loy F. Weaver, an affiliate of 146LLC ("Weaver"), for breach of fiduciary duty and breach of contract, and to declare as a nullity the mergers purportedly approved by Williams and 146LLC. Related litigation was brought by the defendants and related parties in the litigation styled (i) Arlington Farms, Inc., et al. v. North American Gaming and Entertainment Corporation, et al., Civil Action No. 00-106-C-M2, United States District Court, Middle District of Louisiana, and
(ii) The 146, L.L.C. v. Ozdon Investments, Inc., State of Louisiana, Parish of Pointe Coupee, 18th Judicial District Court, Docket No. 34,928, Division A. The Company has vigorously pursued its rights, sought a judicial declaration nullifying the purported mergers of both Operating and River Port, and sought damages for these and other breaches of fiduciary duty. The other parties to the litigation have also vigorously pursued their rights and asserted their defenses. Numerous depositions and discovery requests were involved and numerous court hearings have been held since the filing of the lawsuits. During this process, the Company has also entertained discussions and negotiations concerning a possible settlement of the litigation.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================

2.   SETTLEMENT OF LITIGATION AND SALE OF ASSETS (CONTINUED)

     Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with the other parties to the lawsuits, together with certain related parties thereof (the "OMO Group") settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of (i) all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, (ii) all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and (iii) the Company's 50% ownership interest in Ozdon. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes payable in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to E.H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a noncompetition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which Operating or River Port currently own or operate truck stops. As a result of the sale of its interests in Operating, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000, which is included in gain on sale of securities and investments in the accompanying statement of operations for the quarter and nine months ended September 30, 2001.

     The purchase and sale of the assets of the Company closed into escrow on August 20, 2001. The only condition to the release of escrow and the closing becoming effective was the mailing of an Information Statement to the stockholders of the Company. Escrow was to be released and the closing was to become effective 20 days after the first mailing of this Information Statement to the Company's stockholders (the "Effective Date"), but with a financial and accounting effective date to relate back to August 20, 2001. The Information Statement was mailed to all of the stockholders of the Company on or around October 18, 2001 and the closing became effective November 7, 2001.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================

3.   INVESTMENT SECURITIES

During the second quarter of 2001, the Company obtained a release of the pledged securities from the debt holder and sold the remaining shares for a loss of $37,222. The Company sold shares in the first quarter resulting in a loss of $85,758.


4.   SUBORDINATED CONVERTIBLE DEBENTURES

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate, are due in full on June 1, 2003, of which $125,000 are convertible into common stock at $.05 per share. The debentures are subordinated to notes payable with a principal balance of $667,500 at September 30, 2001. As of September 30, 2001, the Company sold $317,000 of debentures. Subsequent to September 30, 2001, the Company sold an additional $68,000.


5.   PURCHASE OPTION AGREEMENT

On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC ("ETG"). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. ("Communications") from ETG. If the Company exercises the option, it will acquire Communications in exchange for Common Stock of the Company equal to 51% of the outstanding shares following the issuance of shares to ETG. The Company has also agreed to loan funds to Communications for working capital. As of September 30, 2001, the Company has loaned $67,000. The loan is due on demand and bears interest at 8%. Communications is in the business of marketing and providing Internet service to residential and commercial customers in rural markets through ETG's relationships with rural electric cooperatives across the United States. The option expired August 1, 2001 and the $250,000 option payment has been included in other expense in the accompanying statement of operations, however, the Company and Communications continue to negotiate an agreement.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES

================================================================================


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: As noted in Note 2 of the Notes to Consolidated Financial Statements, on August 20, 2001, the Company entered into Settlement Agreement with the OMO Group settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and the Company's 50% ownership interest in Ozdon. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes payable in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to E.H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a noncompetition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which Operating or River Port currently own or operate truck stops.

In April and May of 2001, the Company sold $317,000 of subordinated convertible debentures. The proceeds were used to fund the $250,000 option payment on the potential purchase of Communications and as an advance of $67,000 to the same entity. In July, the Company sold an additional $68,000 of subordinated convertible debentures.

The Company does not intend to liquidate and dissolve as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

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

General Condition: The Company ended the quarter with $729 in cash and other current assets of $438,131. Other current assets consists of a receivable from a related entity of $6,900, advances of $67,000, prepaid expenses of $9,200, and the current portion of a note receivable of $354,302. Total liabilities were $754,759 at September 30, 2001. Current liabilities of $213,259 consist of accounts payable and accrued liabilities of $88,959, current portion of long-term notes payable of $109,297, and preferred stock dividends payable of $15,003. The Company's current liabilities decreased $411,041 from $624,300 at December 31, 2000. This decrease was comprised primarily of the payoff of $150,000 to a former stockholder, relinquishment of the $130,000 payable to related entities upon the Settlement Agreement and a full payoff of a note.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES

================================================================================


RESULTS OF OPERATIONS
Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended Sept.
-----------------------------------------------------------------------------
30, 2000
--------

Net Income
----------

The Company had net income of $508,474 during the nine months ended September 30, 2001 compared to net income of $313,112 for the nine months ended September 30, 2000. The increase in net income is due primarily to the Company's gain on sale of equity investments slightly offset by an increase in general and administrative expenses.

Income from Equity Investments
------------------------------

As discussed in Note 2, the Company was an owner in Operating, River Port, and Ozdon, who have gaming and truck stop operations. The Company's interest in these entities was sold August 20, 2001 (see below). The Company's share in the net income of these investments was approximately $357,000 through August 20, 2001 (including Ozdon). The Company's share of income for the nine months ended September 30, 2000 was $288,064. The increase in income from gaming and truck stop operations was attributable to an increase in revenues as River Port's casino opened in the second half of 2000 and the reverse of the $149,748 negative investment in River Port when the Company was released from its guarantee of River Port's debt.

As noted in Note 2 of the Notes to Consolidated Financial Statements (Unaudited), the other two members of Operating and River Port had purportedly voted in favor of a merger resulting in the termination of the Company's interests in Operating and River Port for a buyout of $375,000 and $50,000, respectively, and the Company filed a lawsuit seeking to nullify the purported mergers and buyouts, among other relief. on August 20, 2001, the Company entered into Settlement Agreement with the OMO Group settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and the Company's 50% ownership interest in Ozdon.

In addition, the Company recorded approximately $132,000 in management income during the nine months ended September 30, 2001, related to the Settlement of Operating, River Port and Ozdon.

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES

================================================================================


Gain on Sale of Investments and Equity Investments
--------------------------------------------------

During the nine months ended September 30, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $122,980, and sold the equity assets pursuant to the Settlement Agreement resulting in a pretax gain of $1,260,000. During the nine months ended September 30, 2000, the Company sold Travelbyus.com common stock resulting in a loss of $422,280. The Company no longer holds any Travelbyus.com stock.


Other Income
------------

During the nine months ended September 30, 2001, expensed a $250,000 non-refundable deposit on the potential acquisition of Communications. During the nine months ended September 30, 2000 the Company had other income of $60,431 primarily related to interest income.


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

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION AND SUBSIDIARIES

================================================================================


PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

On August 20, 2001, the Company entered into the Settlement Agreement with Operating, River Port, Williams, 146L.L.C., Weaver and certain related parties thereof (the "OMO Group") pursuant to which the lawsuit was settled. Under the Settlement Agreement, the Company sold substantially all of its assets to Operating and River Port.

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

================================================================================


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

10.1 Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits and Schedules thereto) filed as Exhibit 10.1 to the Company's Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.


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


Date:  November 14, 2001