Form 10KSB
period 2001-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2002-04-15
CIK 29952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period ____________to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X        NO
     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $  -0-
                                                            ------

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $142,778 at March 1, 2002.

At March 1, 2002, the registrant had outstanding 25,705,458 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

                   Yes ______        No X
                                       ---

                                TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS......................................................     1
ITEM 2.  DESCRIPTION OF PROPERTY .....................................................     4
ITEM 3.  LEGAL PROCEEDINGS ...........................................................     6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................     7

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....................     7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...................     8
ITEM 7.  FINANCIAL STATEMENTS ........................................................    12
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE .........................................    12

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................    12
ITEM 10. EXECUTIVE COMPENSATION ......................................................    13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..............    14
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................    16
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................................    17

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

Operation of Video Poker Casinos

         Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC ("Operator"), River Port Truck Stop, LLC ("River Port"), and Ozdon Investments, Inc. ("Ozdon.") that operate video poker machines located in truck stops in Louisiana. A dispute arose between the Company and the other owners of the operating companies, when the other owners attempted to eliminate the Company's interest through a merger transaction for a price the Company believed to be inadequate. Litigation over the dispute was settled, with the Company's interests in the operating companies being redeemed for $2.3 million in cash and notes, reduced by approximately $44,000 in offsets (See Item 3. Litigation).

         Under Louisiana law, a licensed truck stop facility covering at least five contiguous acres which has overnight facilities, a restaurant and service facilities for 18 wheel tractor-trailers may segregate an area of the facility as a video poker casino for adult patronage only and place up to 50 video poker devices for play in the casino area. In contrast, racetracks and off track betting ("OTB") parlors are permitted to install an unlimited number of video poker devices, and qualifying locations with liquor licenses ("taverns") are limited to three such devices. As of December 31, 2000, Operator operated the video poker casino at the Gold Rush, the Pelican Palace, the River Port and the Lucky Longhorn truck stops in Louisiana (and until April 1, 1999 and August 17, 1999, operated the King's Lucky Lady and the Diamond Jubilee, respectively, video poker casinos in Louisiana) and handles all sales of alcoholic beverages at the convenience store and restaurant at the Gold Rush and the Pelican Palace. At December 31, 2000, Operator employed approximately 64 persons in connection with its casino operations. Operator generally operates its video poker casinos pursuant to long term contracts with the owners of the truck stop. These casinos and the agreements with the owners are described below.

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

         Pelican Palace - Toomey, Louisiana. The video poker casino and lounge at the Pelican Palace contains approximately 2,200 square feet and 50 video poker devices. Operator's right to operate the casino and lounge is granted pursuant to the Operating and Financing Agreement previously discussed. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Pelican Palace. The Lucky Longhorn, one of these truck stops, is also operated by Operator and is located across Interstate 10. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Pelican Palace, and four riverboat casinos operating within approximately 25 miles.

         Lucky Longhorn - Vinton, Louisiana . The Lucky Longhorn video poker casino contains approximately 3,000 square feet and 50 video poker devices within the Lucky Longhorn truck stop in Vinton, Louisiana, across Interstate 10 from the Pelican Palace. Operator operates the video poker casino pursuant to an Act of Contract and Agreement dated June 5, 1992 with three nonaffiliated corporations and two nonaffiliated individuals who own the truck stop (referred to collectively as "Longhorn") which was assigned to Operator by OM. Operator has the exclusive right to place and operate video poker devices in the Lucky Longhorn for a period of 10 years (commencing August 2, 1992). Operator and Longhorn split 50%/50% the net revenues generated from operation of the video poker devices; net revenues being defined as all money played in the devices less winnings paid out and the (32.5% net device revenue tax payable to the state. Operator is solely responsible from its share of the revenues for paying all other costs and expenses related to the video poker casino, with the exception of contracted security. There are eight other truck stops operating a total of approximately 370 video poker devices, and a race track operating approximately 350 video poker devices, within 20 miles of the Lucky Longhorn. Additionally, there is a Native American gaming casino operating approximately 40 miles from the Lucky Longhorn, and four riverboat casinos operating within approximately 25 miles.

         River Port - Port Allen, Louisiana. On January 17, 1997, a wholly owned subsidiary of the Company entered into a Lease Agreement with S.W. Day and T. Joe Calloway, two nonaffiliated individuals, to lease undeveloped land for a term of 50 years and to construct on it a truck stop and video poker casino. The Company assigned the Lease Agreement to River Port LLC on May 19, 1998. River Port LLC has built an approximately 3,500 square foot video poker casino and bar and an approximately 4,710 square foot restaurant/convenience store on the land at an approximate cost of $2,000,000 (including equipment). The Lease Agreement provides for payment of a base rent of $7,000 per month, commencing on the earlier of commencement of construction or June 30, 1997, and additional rent equal to 10% of the net revenues generated from video poker operations; net revenues meaning all money played in the devices less winnings paid out and all franchise fees, device fees and other taxes payable to the state or any other governmental agency, other than federal or state income taxes. The River Port video poker casino opened for business in August 2000. Operator operates the River Port Video Poker Casino pursuant to a device placement and operating agreement between River Port LLC and Operator.

Future Business

         The operations and ownership interests of the Company described above ceased with the August 20, 2001 settlement, and the Company is no longer pursuing any business in the gaming industry. The Company currently has no sources of revenue and its cash flow needs are dependent on the collection of notes receivable resulting from the sale equity investments effective August 20, 2001. See Item 6, Management's Discussion and Analysis or Plan of Operations.

         The Company's principal business currently is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having insubstantial assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience dilution, resulting in a change in control of the Company.

         The Company is obligated to file with the Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to file these periodic reports under the Securities Exchange Act of 1934, and any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that he Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition of merger candidate.

         Business of Issuer. There can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC ("ETG"). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. ("Communications") from ETG. If the Company exercises the option, it will acquire Communications in exchange for Common Stock of the Company equal to 51% of the outstanding shares following the issuance of shares to ETG. The Company has also agreed to loan funds to Communications for working capital. As of December 31, 2001, the Company had loaned $67,000. The loan bears interest at 8% and is included in notes receivable - long-term. Communications is in the business of marketing and providing Internet service to residential and commercial customers in rural markets through ETG's relationships with rural electric cooperatives across the United States. The option expired August 1, 2001, and the $250,000 option payment has been included in other expense in the accompanying statement of operations; however, the Company and Communications continue to negotiate toward an agreement. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

         Sources of Business Opportunities. The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. To date, the Company has not engaged nor any prospective consultants or these purposes. The Company doe not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital., but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interests in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

         Evaluation. Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's limited capital, it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because the Company has not made any agreement for a specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

         Form of Potential Acquisition or Merger. The Company cannot currently predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

         Because of the Company's current status, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There could also be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

         If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would generally be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, or retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract, and in such case, the Company may be limited in its ability to affect the terms of compensation.

Competition

         The Company will face competition in its desire to merge with an operating company from other small public companies with similar objectives. In recent years, an increasing number of companies have avoided the traditional initial public offering process in favor of a reverse merger with a public entity having assets and businesses ranging from nothing to substantial revenues and operations. The Company believes that its history as an operating company, subsequent attempts to engage in a new business, and its current balance sheet will enable it to achieve a reverse merger with fewer regulatory hurdles than could be accomplished by a "blank check" public company having no assets or operating history.

Employees

         As of December 31, 2001, the Company employed two full and part time employees and retained one consultant. None of the current employees of the Company are covered by any collective bargaining agreements. The Company considers its employee relations to be good, but it has no control over such employee relations.

ITEM 2. PROPERTIES
------------------

         The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 5,645 square feet pursuant to a 72 month lease (commencing November 1996) which provides for a rental rate of approximately $6,000 per month.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Settlement of Litigation and Sale of Assets

         Prior to August 20, 2001, North American Gaming and Entertainment Corporation (the "Company") was an owner of member interests of shares of common stock in OM Operating, L.L.C. ("Operating"), River Port Truck Stop, L.L.C. ("River Port"), and Ozdon Investments, Inc. ("Ozdon"). Since March 31, 1999 and through August 20, 2001, the Company's ownership percentages and the identity and ownership percentages of the other owners were as follows:

                                   OPERATING

Member's Name                               Member's Ownership Percentage
-------------                               -----------------------------

Donald I. Williams                                    51%
The 146, L.L.C.                                     24.5%
North American Gaming                               24.5%


                                   RIVER PORT

Member's Name                               Member's Ownership Percentage
-------------                               -----------------------------

Donald I. Williams                                    51%
The 146, L.L.C.                                     24.5%
North American Gaming                               24.5%


                                      OZDON

Member's Name                               Member's Ownership Percentage
-------------                               -----------------------------

The 146, L.L.C.                                       50%
North American Gaming                                 50%

         Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with the other parties to the lawsuits, together with certain parties thereof (the "OMO Group") settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of (i) all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, (ii) all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and (iii) the Company's 50% ownership in Ozdon. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to E. H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a noncompetition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which Operating or River Port currently own or operate truck stops. As a result of the sale of its interests in Operating, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000, which is included in gain on sale of securities and investments in the accompanying statement of operations for twelve months ended December 31, 2001.

         The purchase and sale of the assets of the Company closed into escrow on August 20, 2001. The only condition to the release of escrow and the closing becoming effective was the mailing of an Information Statement to the stockholders of the Company. Escrow was released and the closing became effective 20 days after the first mailing of this Information Statement to the Company's stockholders (the "Effective Date"), but with a financial and accounting effective date to relate back to August 20, 2001. The Information Statement was mailed to all of the stockholders of the Company on or around October 18, 2001 and the closing became effective November 7, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         The Company mailed an Information Statement to its stockholders on or around October 18, 2001 pursuant to which the stockholders were informed that the Settlement of three pending lawsuits which resulted in the sale by the Company of substantially all its assets to Operating and River Port had been approved by written consent of three stockholders of the Company, International Tours, Inc., Hawes Partners and E.H. Hawes, II, owning 15,124,954 of the outstanding shares of Common Stock. Pursuant to the terms of the Settlement Agreement with Operating and River Port, the sale of the Company's assets closed November 7, 2001, twenty days after the mailing of such Information Statement, with an effective date of August 20, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board and in the OTC "pink sheets" under the trading symbol "NAGM". Consequently, there is currently no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                            Calendar Years                   Bid Price
                                                    ------------------
                               by Quarter           High                   Low
                               ----------           ----                   ---
      2001                     First                $  0.03              $ 0.03
                               Second                  0.07                0.03
                               Third                   0.03                0.03
                               Fourth                  0.03                0.03


      2000                     First                $  0.10              $ 0.03
                               Second                  0.10                0.03
                               Third                   0.03                0.03
                               Fourth                  0.03                0.03

         At December 31, 2001, the Company had approximately 3,068 common stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Liquidity and Capital Resources

         Sales of Assets. As described in Item 1 - "Description of Business --Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with the other parties to the lawsuits, together with certain parties thereof (the "OMO Group") settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of
(i) all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, (ii) all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and (iii) the Company's 50% ownership in Ozdon. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to
E. H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a noncompetition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which Operating or River Port currently own or operate truck stops. As a result of the sale of its interests in Operating, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000, which is included in gain on sale of securities and investments in the accompanying statement of operations for twelve months ended December 31, 2001.

         The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

         During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. As of December 31, 2001, the Company sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments of a 10% rate, are due in full on June 1, 2003, of which $125,000 are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Communications and as an advance of $67,000 to the same entity.

         General Condition. The Company ended 2001 with $5,631 in cash and other current assets of $469,341. Other current assets consists of receivables from related party of $149,900, current portion of a note receivable totaling $295,332, and prepaid expenses and other of $24,109. Total liabilities were $763,407 at December 31, 2001. Current liabilities of $268,407 consist of accounts payable and accrued liabilities of $125,107, current portion of long-term notes payable of $128,297, and preferred stock dividends payable of $15,003. The Company's current liabilities decreased $355,893 from $624,300 at December 31, 2000. This decrease was comprised primarily of the payoff of $150,000 to a former stockholder, relinquishment of the $130,000 payable to related entities upon the Settlement Agreement and a full payoff of a note.

Plan of Operations

         Effective August 20, 2001, the Company sold its interests in Operating, River Port and Ozdon, leaving the Company with no sources of revenue. The Company's cash flow needs are dependent on the collection of notes receivable resulting from the sale of its interests in Operator, River Port and Ozdon.

        The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes from the Sale of Assets and additional borrowings from the Company's traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company, which could delay or cause the Company to postpone certain planned activities.


Results of Operations

Operating Loss
--------------

         The Company recorded a loss from operations of $550,228 during the twelve months ended December 31, 2001 compared to a loss from operations of $651,536 for the twelve months ended December 31, 2000.

         During the twelve months ended December 31, 2001, the Company recorded general and administrative costs of $540,489 compared to $640,016 during the twelve months ended December 31, 2000. The Company's share of overhead costs from gaming operations was included in its equity income.

Interest Expense
----------------

         The Company recorded interest expense of $60,465 for the twelve months ended December 31, 2001, compared to $55,763 for the twelve months ended December 31, 2000.

Income from Equity Investments
------------------------------

         The Company was an owner in Operating, River Port and Ozdon, who have gaming and truck stop operations. The Company's interest in these entities was sold August 20, 2001. The Company's share in the net income of these investments was approximately $357,000 through August 20, 2001. The Company's share of income for the twelve months ended December 31, 2000 was approximately $387,000.

Settlement Agreements and Purchases of Shares and Debentures
------------------------------------------------------------

         Effective as of April 1, 2000, the Company entered into a Settlement Agreement with the holders of $173,498.51 of the Company's subordinated debentures issued to former shareholders of OM (the "Debenture Holders"). Pursuant to the Settlement Agreement, the Debenture Holders released all claims against the Company, International and E.H. Hawes II, the Company's President ("Hawes"), and the Company, International and Hawes released all claims against the Debenture Holders. Additionally, the Company agreed to pay an aggregate of $225,000 to the Debenture Holders, payable $50,000 in cash on April 1, 2000, with the remaining balance of $175,000 represented by a promissory note bearing interest at 8.5% per annum and payable in 20 equal quarterly payments. The Debenture Holders agreed to transfer 1,958,829 shares of Common Stock of the Company to the Company for cancellation, to forgive $151,125 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $220,193. On August 20, 2001, the outstanding principal and interest was paid in full to Debenture Holders.

         On January 1, 2001, but to be effective as of December 1, 2000, the Company entered into a Settlement Agreement with the holders of all but $18,297 of the Company's remaining subordinated debentures issued to former shareholders of OM (the "Remaining Debenture Holders"). Pursuant to the Settlement Agreement, the Remaining Debenture Holders released all claims against the Company, International and Hawes, and the Company, International and Hawes released all claims against the Remaining Debenture Holders. Additionally, the Company agreed to pay an aggregate of $700,000 to the Remaining Debenture Holders, payable $150,000 in cash on January 1, 2001, with the remaining balance of $550,000 represented by a promissory note dated December 1, 2000 bearing interest at 9% per annum and payable in twenty equal quarterly payments. The Remaining Debenture Holders agreed to transfer 6,056,633 shares of Common Stock of the Company to the Company for cancellation, to forgive $280,800 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $428,806.97. On August 22, 2001, the Company paid $247,000 to the Remaining Debenture Holders, which represented 50% of the outstanding principal balance of the promissory note.

         As noted in Item 2 of Legal Proceedings, the other two members of Operating and River Port had purportedly voted in favor of a merger resulting in the termination of the Company's interest in Operating and River Port for a buyout of $375,000 and $50,000 respectively, and the Company filed a lawsuit seeking to nullify the purported mergers and buyouts, among other relief. On August 20, 2001, the Company entered into Settlement Agreement with the OMO Group settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and the Company's 50% ownership interest in Ozdon.

Gain on Sale of Investments and Equity Investments
--------------------------------------------------

         During the twelve months ended December 31, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $122,980. The Company sold the equity assets pursuant to the Settlement Agreement resulting in a pretax gain of $1,260,000. During the twelve months ended December 31, 2000, the Company sold Travelbyus.com common stock resulting in a loss of $422,280. As of December 31, 2001, the Company no longer holds any Travelbyus.com stock.

Depreciation and Amortization
-----------------------------

         During the year ended December 31, 2001, the Company recorded $9,739 of depreciation expense compared to $11,520 during the year ended December 31, 2000. At December 31, 2001 all of the Company's fixed assets have been fully depreciated.

Other Income (Expense)
----------------------

         The Company recorded net, other expenses of $79,450 for the year ended December 31, 2001 compared to net, and other income of $63,722 for the year ended December 31, 2000. The change is a result of $250,000 option expense paid to ETG in 2001 offset by increased management fees received in 2001.

Extraordinary Gain
------------------

         During 2000, the Company recorded an extraordinary gain related to the settlement of long-term debt, accrued interest and accrued dividends totaling approximately $1,080,900 for new debt of approximately $547,500. The result was a gain on the settlement of approximately $487,000, net of a deferred tax expense of $46,500.

New Accounting Pronouncements
-----------------------------

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). For goodwill and intangible assets already on the books, FAS 142 is effective for the fiscal years starting after December 15, 2001 (January 1, 2002 for the Company). FAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. The Company currently has no goodwill.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not believe the future impact from the adoption of FAS 143 on earnings and financial position will be material.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets "SFAS 144"). SFAS 144, is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company) and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe the future impact from the adoption of SFAS 144 on earnings and financial position will be material.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

         The following table provides information as of March 1, 2002, with respect to each of the Company's directors and each executive officer:


                                                                            Served as Executive
                                                                                Officer or
            Name                        Age              Position             Director Since
            ----                        ---              --------             ---------------
                                 Directors and Executive Officers

         E.H. Hawes, II                 62           Director (Chairman),         1998
                                                     President and Chief
                                                     Executive Officer

         Daryl N. Snadon                56           Director                     1994

                                                             Served as Executive
                                                                  Officer or
               Name              Age         Position            Director Since
               ----              ---         --------            --------------

         Richard P. Crane, Jr.   62     Director and Secretary         1994

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

         During 2001, the Board of Directors held three meetings, and took five corporate actions by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company's Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 2001.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2001. No other executive officer of the Company received remuneration in excess of $100,000 during 2001.

                           Summary Compensation Table

                                                               Long Term
                                      Annual                 Compensation-
    Name and                       Compensation                Securities               All
    Principal                    ----------------              Underlying               Other
    Position        Year         Salary     Bonus           Options or warrants      Compensation
    --------        ----         -------    -----           -------------------      ------------

E. H. Hawes, II,    2001          $ -        $  -                   -                 $200,000/(1)/
 Chief Executive    2000            -           -                   -                  200,000/(1)/
 Officer            1999            -           -                   -                  190,000/(1)/

__________________________

(1)  Represents consulting fees paid by the Company.


On April 20, 2001, the Board of Directors approved a bonus to E.H.Hawes II in the form of a debenture in the amount of $150,000 payable in June 2003, issuable in the event the ETG option is exercised as described in Item 1 - Description of Business - Future Business. Although such option has expired, the parties continue to negotiate toward a transaction, and the Company is also pursuing other business combinations. If a transaction is concluded with any such parties, it is likely that a comparable bonus would be paid.

The Board of Directors has committed the Company to pay between $50,000 and $200,000 in consulting payments to Mr. Hawes during 2002.

                             Option/SAR Grant Table
                 (Option/Warrant/SAR Grants in Last Fiscal Year)

                        Number of
                       Securities        Percent of
                       Underlying           Total
                       Options or      Option/Warrant                         Market Price
                        Warrants         Granted to         Exercise or         on Date
                         Granted        Employees in        Base Price          of Grant          Expiration
         Name              #             Fiscal Year          ($/Sh)             ($/Sh)              Date
         ----          ----------      ---------------        ------          ------------       -----------

E. H. Hawes, II             -                 -                $   -             $    -                -

              Aggregate Option/Warrant/SAR Exercises in Last Fiscal
                        Year and FY-End Option/SAR Values


                                                                                    Value of Unexercised
                                                                                        In-the-Money
                      Shares                               Number of Securities      Options/Warrants/
                     Acquired                              Underlying Unexercised       SARs at 1998
                        on                Value           Options/Warrants/SARs at          FY-End
                     Exercise            Realized               1998 FY-End                    $
         Name            #                   $                         #                   --------
         ----        --------              -----                 -------------

E. H. Hawes, II         None              None                      -                        $ -


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

         The following table sets forth certain information regarding the ownership of Common Stock as of March 1, 2002 by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                  Name and Address
                  of Beneficial Owner         Number of Shares     Percent
                  -------------------         ----------------     -------

         International Tours, Inc./(1)/       14,886,960               60%
         13150 Coit Road
         Suite 125
         Dallas, Texas 75240

         Hawes Partners/(1)/                  15,122,620               61%
         Shangri-La Vista Tower
         Route 3
         Afton, Oklahoma 74331

               Name and Address
               of Beneficial Owner          Number of Shares       Percent
               -------------------          ----------------       -------

         E.H. Hawes, II/(1)/                   15,124,954            61.2%
         Shangri-La Vista Tower
         Route 3
         Afton, Oklahoma 74331

         Daryl N. Snadon/(2)/                   4,535,673            18.4%
         15280 Addison Rd., Ste 300
         Dallas, Texas  75248

         Richard P. Crane, Jr./(3)/             1,285,556             5.2%
         530 Wilshire Blvd., Ste. 400
         Santa Monica, California 90401

         All Executive Officers and            20,946,183           84.78%
         Directors as a Group
         (3 persons)/(1)(2)(3)/


____________________________

1) International Tours, Inc. ("International") owns 14,886,960 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. I.T. Financial Corporation ("ITFC") owns 235,660 shares of Common Stock of record and beneficially. Hawes Partners is a partnership owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 14,651,300 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions. Hawes Partners also beneficially owns 64.97% of ITFC and Hawes Partners and Mr. Hawes may also be deemed to beneficially own the shares owned by ITFC and such shares are reflected as being beneficially owned by each of them in the table above.

(2) Includes a vested option to acquire 1,000,000 shares and 535,666 shares pledged as collateral on a note payable to Mr. Snadon's former wife.

(3)      Includes vested options to acquire 1,000,000 shares.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

         Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $200,000 in consulting fees during 2001 and 2000. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes a minimum of $50,000 and up to $200,000 during fiscal 2002 for consulting services and expense reimbursements.

         Loan. On August 8, 2001, Mr. Hawes borrowed $149,900 from the Company which is to be repaid in full during 2002. The loan bears interest at 3.94%.

         International Note. The Company paid International $725,223 in 1999 and $274,202 in 2000 pursuant to a promissory note in the original principal amount of $1,400,000. The Note has been paid in full as of December 31, 2000. At December 31, 2001, International had an account payable to the Company of $6,900.

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

10.26 Settlement Agreement dated April 1, 2000 between the Company and various holders of subordinated debentures and common stock filed as Exhibit 10.26 to the Company's Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.27 Settlement Agreement dated January 1, 2001, but to be effective as of December 1, 2000, between the Company and various holders of subordinated debentures and common stock filed as Exhibit 10.27 to the Company's Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.28 Promissory Note in the amount of $550,000 dated as of December 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.27, and filed as
                    Exhibit 10.28 to the Company's Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.29 Promissory Note in the amount of $175,000 dated April 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.26, and filed as Exhibit 10.29 to the Company's Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.30 Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits, and Schedules thereto) filed as
                    Exhibit 10.1 to the Company's Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.

b)       Reports on Form 8-K

         Form 8-K filed November 7, 2001, disclosing under Item 2, the Sale of Assets pursuant to the Settlement Agreement effective August 20, 2001, and under Item 7, pro forma financial statements and exhibits.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NORTH AMERICAN GAMING AND
                                ENTERTAINMENT CORPORATION

April 15, 2002                  By:      /s/ E. H. Hawes, II, President
                                         ---------------------------------------
                                         E. H.  Hawes, II, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 15, 2002                  /s/ E. H. Hawes, II
                                -------------------------
                                E.H. Hawes, II
                                Director (Chairman)

April 15, 2002                  /s/ Daryl N. Snadon
                                -------------------------
                                Daryl N. Snadon
                                Director

April 15, 2002                  /s/ Richard P. Crane, Jr.
                                -------------------------
                                Richard P. Crane, Jr.
                                Director

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
================================================================================


Financial Statements of North American Gaming and
    Entertainment Corporation

                                                                      Page
                                                                      ----
Independent Auditors' Report                                           F-2

Financial Statements:

     Balance Sheet - December 31, 2001                                 F-3

     Statements Of Operations - Years Ended
       December 31, 2001 And 2000                                     F-4-F-5

     Statements Of Comprehensive Income -
       Years Ended December 31, 2001 And 2000                          F-6

     Statements Of Stockholders' Equity -
       Years Ended December 31, 2001 And 2000                          F-7

     Statements Of Cash Flows - Years Ended
       December 31, 2001 And 2000                                     F-8-F-9

     Notes To Financial Statements                                  F-10-F-19

Independent Auditors' Report



To the Board of Directors and Stockholders
North American Gaming and Entertainment Corporation


We have audited the accompanying balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) as of December 31, 2001, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sold all of its interests in equity investments in August 2001 that raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result on the outcome of this uncertainty.

                                                     /s/ Sartain Fischbein & Co.



March 15, 2002
Tulsa, Oklahoma

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
BALANCE SHEET

============================================================================================
December 31,                                                                            2001
--------------------------------------------------------------------------------------------
ASSETS

Current assets:

Cash                                                                             $     5,631
Prepaid expenses and other                                                            24,109
Note receivable-shareholder                                                          149,900
Notes receivable-current portion                                                     295,332
                                                                                 -----------
Total current assets                                                                 474,972
                                                                                 -----------
Furniture and equipment, net of accumulated depreciation                                   -
                                                                                 -----------

Other assets:

Deposits                                                                               3,246
Notes receivable-long-term                                                         1,209,415
                                                                                 -----------
Total other assets                                                                 1,212,661
                                                                                 -----------
Total assets                                                                     $ 1,687,633
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable                                                 $   128,297
Accounts payable and accrued liabilities                                             125,107
Preferred stock dividends payable                                                     15,003
                                                                                 -----------

Total current liabilities                                                            268,407

Subordinate debentures                                                               385,000
Notes payable - long-term                                                            110,000
                                                                                 -----------
Total liabilities                                                                    763,407
                                                                                 -----------

Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
     1,600,000 shares authorized, no shares issued and outstanding                         -
Preferred stock, $.01 par value, 10,000,000 shares authorized,
     8,000,000 shares designated Series "B", no shares issued and outstanding              -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
     shares issued                                                                   417,886
Additional paid-in capital                                                           489,214
Treasury stock, 17,083,094 shares, at cost                                          (489,258)
Accumulated other comprehensive loss - recognition of unrealized
     loss on available for sale securities, net of income taxes                            -
Retained earnings                                                                    506,384
                                                                                 -----------
To stockholders' equity                                                              924,226
                                                                                 -----------
Total liabilities and stockholders' equity                                       $ 1,687,633
                                                                                 ===========

================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS
================================================================================
Years Ended December 31,                                 2001           2000
--------------------------------------------------------------------------------

Costs and expenses:

General and administrative                          $   540,489    $   640,016
Depreciation and amortization                             9,739         11,520
                                                    -----------    -----------

Operating loss                                         (550,228)      (651,536)

Interest expense                                        (60,465)       (55,763)
Income from equity investments                          357,181        386,594
Gain on sale of investments                           1,142,641        384,495
Other income (expense)                                  (79,450)        63,722
                                                    -----------    -----------

Income from continuing operations before
   provision for income taxes and extraordinary
   gain                                                 809,679        127,512

Provision for income taxes                             (210,394)       (10,991)
                                                    -----------    -----------

Income from continuing operations before
   extraordinary gain                                   599,285        116,521

Extraordinary gain, net of taxes of $46,500                   -        487,047
                                                    -----------    -----------

Net Income                                          $   599,285    $   603,568
                                                    ===========    ===========

================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS (CONTINUED)
================================================================================
Years Ended December 31,                        2001               2000
--------------------------------------------------------------------------------

Earnings Per Share:
Basic:
Income before extraordinary gain                $ 0.02             $    *

Extraordinary gain per share                         -               0.02
                                                ------             ------

Net Income                                      $ 0.02             $ 0.02
                                                ======             ======

Diluted:

Income before extraordinary gain                $ 0.02             $    *

Extraordinary gain per share                         -               0.02
                                                ------             ------

Net income                                      $ 0.02             $ 0.02
                                                ======             ======

* Less than $.01 per share.

================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME
================================================================================
Years Ended December 31,                                  2001           2000
--------------------------------------------------------------------------------

Net income                                              $599,285      $ 603,568
                                                        --------      ----------

Other Comprehensive Income (Loss):
Unrealized gains (loss) on available-for-sale
     securities net of deferred income tax benefit
     of $176,843 in 2000                                       -       (343,284)
Reclassification adjustment for (gains) losses
     included in net income, net of income taxes of
     $-0- and $132,282 in 2001 and 2000                   51,506       (256,784)
                                                        --------      ----------

                                                          51,506       (600,068)
                                                        --------      ----------

Comprehensive income                                    $650,791      $   3,500
                                                        ========      ==========


================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================
Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                  Class A   Preferred              Additional                Other         Retained       Total
                                 Preferred    Stock      Common      Paid-in    Treasury  Comprehensive    Earnings   Stockholders'
                                   Stock    Series "B"   Stock       Capital      Stock       Income        (Deficit)    Equity
                                ----------  ---------- ----------  ----------  ---------  --------------   ---------  -------------
Balance, January 1, 2000        $        -   $      -  $ 417,886   $ 466,959   $(111,676)   $ 548,562      $(696,469)     $ 625,262

Redemption of 1,958,829
shares of stock at $.10
per share                                -          -          -           -    (195,883)           -              -       (195,883)

Redemption of 6,056,633
shares of stock at $.03
per share                                -          -          -           -    (181,699)           -              -       (181,699)

Stock based compensation
on non-employee options                  -          -          -      22,255           -            -              -         22,255

Net income - 2000                        -          -          -           -           -            -        603,568        603,568

Other comprehensive loss                 -          -          -           -           -     (600,068)             -       (600,068)
                                ----------   --------  ---------   ---------   ---------    ---------      ---------      ---------
Balance, December 31, 2000               -          -    417,886     489,214    (489,258)     (51,506)       (92,901)       273,435

Net income - 2001                        -          -          -           -           -            -        599,285        599,285

Other comprehensive income               -          -                                  -       51,506              -         51,506
                                ----------   --------  ---------   ---------   ---------    ---------      ---------      ---------

Balance, December 31, 2001      $        -   $      -  $ 417,886   $ 489,214   $(489,258)   $       -      $ 506,384      $ 924,226
                                ==========   ========  =========   =========   =========    =========      =========      =========

================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS

===========================================================================================
Years Ended December 31,                                         2001             2000
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                   $  599,285         $ 603,568
Adjustments to reconcile net income
 to net cash used in operating activities:
   Depreciation and amortization                                  9,739            11,520
   Deferred tax expense                                         215,128             5,000
   Stock based compensation on options                                -            22,255
   Income from equity investments                              (357,181)         (386,594)
   Realized gain on sale of securities and equity
     investments marketable securities                       (1,142,641)         (384,495)
   Extraordinary gain on forgiveness of debt                          -          (533,547)
Changes in operating assets and liabilities:
   (Increase) decrease in:
       Accounts receivable                                            -           110,843
       Advances to related parties                              150,000          (156,900)
       Prepaid expenses                                          51,591           (66,926)
    Increase in:
       Accounts payable and accrued liabilities                  41,607            89,224
                                                             ----------         ---------

Net Cash Used In Operating Activities                          (432,472)         (686,052)
                                                             ----------         ---------

Cash Flows From Investing Activities:
    Proceeds from sale of fixed assets                                -                50
    Advances under note receivable - other                      (67,000)                -
    Advances under note receivable - shareholder               (149,900)                -
    Repayments of note receivable                                62,253                 -
    Proceeds from the sale of securities and
       equity investments                                       815,525           821,593
    Purchase of available-for-sale securities                         -           (19,555)
                                                             ----------         ---------

Net Cash Provided By Investing Activities                       660,878           802,088
                                                             ----------         ---------

Cash Flows From Financing Activities:
    Repayments of amounts due to owner shareholder             (150,000)                -
    Purchase of treasury stock                                        -           (50,000)
    Proceeds from subordinated debentures                       385,000
    Payments on borrowings                                     (475,000)         (297,302)
                                                             ----------         ---------
Net Cash Used In Financing Activities                          (240,000)         (347,302)
                                                             ----------         ---------
Net Decrease In Cash                                            (11,594)         (231,266)

Cash, beginning of year                                          17,225           248,491
                                                             ----------         ---------
Cash, end of year                                            $    5,631         $  17,225
                                                             ==========         =========




===============================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS (CONTINUED)

================================================================================================
Years Ended December 31,                                              2001             2000
------------------------------------------------------------------------------------------------
Cash Paid During The Year For:
     Income taxes, net of refunds received                        $        -       $ (91,616)
     Interest                                                         38,913          25,264


Non-Cash Investing and Financing Activities:

     Change in unrealized gain (loss) on available for
         sale securities, net of deferred income taxes            $   51,506       $(600,068)
                                                                  ==========       =========

     Accrued expenses satisfied by distributing
         marketable securities                                    $        -       $ 194,101
                                                                  ==========       =========

     Forgiveness of debt and accrued liabilities, plus
         redemption of treasury stock in exchange for
         new debt                                                 $        -       $ 725,000
                                                                  ==========       =========

     Purchase of treasury stock included in due to
         former stockholders                                      $        -       $ 150,000
                                                                  ==========       =========

     Note receivable for sale of equity investments               $1,500,000       $       -
                                                                  ==========       =========




================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

North American Gaming and Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in 1969. Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC ("OM") River Port Truck Stop, LLC ("River Port"), and Ozdon Investments, Inc. ("Ozdon"). These entities operate video poker machines located in truck stops in Lousiana. During 2000 and through August 20, 2001, the Company's ownership percentages were 24.5% of OM, 24.5% of River Port and 50% of Ozdon. Effective August 20, 2001, the Company sold its interests in OM, River Port and Ozdon (See Note 2).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue and its cash flow needs are dependent on the collection of notes receivable resulting from these sales (See Note 2). Management plans to continue operating the business and pursue various business, investment and financing opportunities.


Use of Estimates: The preparation of consolidated financial statements in
----------------
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Notes Receivable: Notes receivable at December 31, 2001 is substantially
----------------
comprised of three notes received in conjunction with the sale of equity investments (See Note 2). These notes bear interest at variable rates based on the New York Prime rate and are receivable over 60 months commencing October 15, 2001. The remaining 67,000 of notes receivable bear interest at 8%.

Furniture and Equipment: Expenditures for furniture and equipment are recorded
-----------------------
at cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

===============================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (CONTINUED)

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

Concentration: During the years ended December 31, 2001 and 2000, video poker
-------------
revenues represent approximately 63% and 67%, respectively of operating revenues of its minority owned casino operations, until sold on August 20, 2001.

Fair Value of Financial Instruments: The carrying amounts of financial
-----------------------------------
instruments including cash, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2001 because of the relatively short maturity of these instruments.

The carrying amounts of notes receivable and notes payable and debt issued approximate fair value as of December 31, 2001 because interest rates on these instruments approximate market interest rates.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (CONTINUED)

Impact of Financial Accounting Pronouncements:
---------------------------------------------

In July , 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). For goodwill and intangible assets already on the books, FAS 142 is effective for the fiscal years starting after December 15, 2001 (January 1, 2002 for the Company). FAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. The Company currently has no goodwill.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not believe the future impact from the adoption of FAS 143 on earnings and financial position will be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets "SFAS 144"). SFAS 144, is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company) and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe the future impact from the adoption of SFAS 144 on earnings and financial position will be material.

2. SALE OF EQUITY INVESTMENTS

In August 2001, the Company, sold all of its interests in OM, Riverport and Ozdon for approximately $2.3 million. The sales price was approximately $800,000 in cash and approximately $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. Future principal payments on the promissory note receivable as follows:

                        2002           $  295,332
                        2003              306,658
                        2004              321,545
                        2005              337,155
                        2006              177,057
                                       ----------

                                       $1,437,747
                                       ==========

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

2.  SALE OF EQUITY INVESTMENTS (CONTINUED)

As a result of the sale of its interests in OM, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000, which is included in gain on sale of securities and investments in the accompanying statement of operations for the year ended December 31, 2001.

The Company's share of the income of OM, Riverport and Ozdon collectively, included in operations was approximately $357,000 and $389,000 in 2001 and 2000, respectively.

The following is a condensed unaudited combined statement of income for OM, Riverport and Ozdon for the period January 1, 2001 through August 20, 2001 and for the year ended December 31, 2000.

                   CONDENSED AND COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     2001             2000
                                                 --------------   -------------

          Revenues                               $  12,794,000    $  16,745,000
          Costs of revenue                          (8,485,000)     (10,779,000)
          General and administrative expenses       (3,167,000)      (4,496,000)
                                                 -------------    -------------

          Operating income                           1,142,000        1,470,000

          Interest expense, net                       (112,000)        (181,000)
          Other income/expense, net                   (282,000)         209,000
          Income taxes                                 (20,000)        (107,000)
                                                 -------------    -------------

               Net income                        $     728,000    $   1,391,000
                                                 =============    =============


3.  EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share.

                                                Net Income            Weight Shares         Per Share
                                               (Numerator)            (Denominator)           Amount
                                              --------------        ----------------      -------------
For the Year Ended December 31, 2000:
   Basic earnings per common share               $603,568              31,130,691          $        .02
                                                                                           ============
   Effect of dilutive stock options
                                                 --------              ----------
   Diluted earnings per common share             $603,568              31,130,691          $        .02
                                                 ========              ==========          ============

For the Year Ended December 31, 2001:
   Basic earnings per common share               $599,285              24,705,458          $        .02
                                                                                           ============
   Effect of dilutive stock options                                     1,980,424
                                                 --------              ----------
   Diluted earnings per common share             $599,285              26,685,882          $        .02
                                                 ========              ==========          ============

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

3.  EARNINGS PER SHARE (CONTINUED)

Convertible debentures for 125,000 shares of common stock have not been included in the computation of diluted earnings per share because the conversion price of $.05 is greater than the average market price of common shared for the year ended December 31, 2001.

4.  RELATED PARTY TRANSACTIONS

During 2001, the Company loaned $149,900 to a shareholder and officier of the Company. The loan bears interest at 3.94% and is due in 2002. During 2000, the Company loaned $150,000 to an officer of the Company. The loan was repaid in January 2001.

During 2001 and 2000 the Company paid an officer of the Company consulting fees totaling $200,000 for each year.

5.  FURNITURE AND EQUIPMENT

Furniture and equipment include the following at December 31, 2001:

             Leasehold improvements                         $   1,071
             Furniture and equipment                           76,292
                                                            ---------

                                                               77,363

             Less accumulated depreciation                    (77,363)
                                                            ---------
             Furniture and equipment - net                  $       -
                                                            =========


6.  EXTRAORDINARY GAIN

Effective April 1, 2000 and December 1, 2000, the Company acquired a total of 8,015,462 shares of its common stock from individuals for $377,582; $200,000 in cash and approximately $177,500 in debt. Treasury stock was recorded at the closing price of the Company's stock on the date of settlement. In addition, the Company settled the following liabilities by issuing new debt of approximately $547,500.

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

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

7.  INVESTMENT SECURITIES

The Company sold shares in the first quarter of 2001 resulting in a loss of $85,758. During the second quarter of 2001, the Company obtained a release of the pledged securities from the debt holder and sold the remaining shares for a loss of $37,222. The total loss on sale of securities totaling approximately $123,000 is included in the Gain on the Sale of investments in the accompanying statements of operation for the year ended December 31, 2001.

8.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

                                                  Years Ended December 31,
                                              -----------------------------

                                                2001                2000
                                              --------            ---------

             Current- Federal                 $      -            $  19,491
             Current-State                      (4,734)              33,000
             Deferred                          215,128                5,000
                                              --------            ---------

                                              $210,394            $  57,491
                                              ========            =========

Components of the net deferred tax asset at December 31, 2001 are as follows:

       Deferred tax assets:

       Net operating loss carryforwards                     $  301,500

       Less - valuation allowance                             (301,500)
                                                            ----------

                                                            $        -
                                                            ==========

At December 31, 2001, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $887,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $327,000 plus unexpired and unused limitations from prior years. The amounts of operating loss carryforwards expire in varying amounts through 2015. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

8. INCOME TAXES (CONTINUED)

The following is a reconciliation of the U. S. statutory tax rate to the Company's effective rate for the years ended December 31, 2001 and 2000:

                                                        2001           2000
                                                       ------         ------

        Statutory rate                                  34.0%          34.0%
        Forgiveness of accrued dividends
          payable                                          -          (32.7)
        Income from equity investment not
          taxed at Company's level                      (1.0)         (13.8)
        State income taxes                               2.0             .5
        Other                                           (9.0)          20.7
                                                        ----          -----

        Company's effective rate                        26.0%           8.7%
                                                        ====          =====

9.  NOTES PAYABLE

                                                                                    December
                                                                                    31, 2001
                                                                                    --------
     Notes payable to certain stockholders, interest at 9%, payable in 2001. The
     notes are unsecured and were in default at December 31, 2001.                  $  18,297

     Note payable to individuals, interest at 9%, payable in quarterly installments of $27,500, plus interest beginning April 1, 2001 until
     maturity in 2003.                                                                220,000
                                                                                    ---------

                                                                                      238,297

     Less: Current Portion                                                            128,297
                                                                                    ---------
     Long-Term Portion                                                              $ 110,000
                                                                                    =========

The note payable to individuals was issued in conjunction with the purchase of treasury stock and debt settlement, as discussed in Note 6.

The amounts due in subsequent years are as follows:

                               Year Ended              Notes
                              December 31,            Payable
                              ------------            -------

                                    2002              $128,297
                                    2003               110,000
                                                      --------
                                    Total             $238,297
                                                      --------

10. SUBORDINATED CONVERTIBLE DEBENTURES

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate, are due in full on June 1, 2003, of which $125,000 are convertible into common stock at $0.5 per share. The debentures are subordinated to notes payable with a principal balance of $385,000 at December 31, 2001.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

11. PURCHASE OPTION AGREEMENT

On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC ("ETG"). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. ("Communications") from ETG. If the Company exercises the option, it will acquire Communications in exchange for Common Stock of the Company equal to 51% of the outstanding shares following the issuance of shares to ETG. The Company has also agreed to loan funds to Communication for working capital. As of December 31, 2001, the Company has loaned $67,000. The loan bears interest at 8% and is included in notes receivable/long-term. Communications is in the business of marketing and providing Internet service to residential and commercial customers in rural markets through ETG's relationships with rural electric cooperative across the United States. The option expired August 1, 2001 and the $250,000 option payment has been included in other expense in the accompanying statement of operations, however, the Company and Communications continue to negotiate an agreement.

12. CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Cash:  The Company maintains cash balances with financial institutions which
-----
periodically exceed FDIC insured limits.

Lease: The Company occupies office space under a 72 month operating lease which
-----
commenced in November 1996 and terminates in October 2002. Rent expense for the years ended December 31, 2001 and 2000 totals approximately $58,500 and $38,000, respectively.

Litigation: During 2000, the Company became involved in litigation that was
----------
resolved in August 2001. Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with the other parties to the lawsuits, together with certain related parties thereof (the "OMO Group") settling the three pending lawsuits. In addition to mutal releases of all parties, the Settlement Agreement provides for the sale by the Company of (i) all of the Company's interest in OM,
(ii) all of the Company's interest in River Port and, (iii) the Company's 50% ownership interest in Ozdon, as described in Note 2. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to E.H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a non-competition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which OM or River Port currently own or operate truck stops.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

12. CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES (CONTINUED)

Compensation: On April 20, 2001, the Board of Directors approved a bonus to
------------
E.H.Hawes II in the form of a debenture in the amount of $150,000 payable in June 2003, issuable in the event the ETG option is exercised. Although such option has expired, the parties continue to negotiate toward a transaction, and the Company is also pursuing other business combinations. If a transaction is concluded with any such parties, it is likely that a comparable bonus would be paid.

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its consolidated financial position.

13. STOCKHOLDERS' EQUITY

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

During 2000, the Company redeemed 8,015,462 shares of common stock from individuals for approximately $377,500.

Stock Options
-------------

During 1996, the Company granted an officer and one of its directors options to purchase 500,000 shares each of common stock for $.30 per share. The shares were fully vested as of the date of the grant and expired during 2001 with no options having been exercised.

In January 2000, the Company granted two directors options, whereby each may acquire 1,000,000 shares of common stock, at an exercise price of $.03125 per share. The shares are fully vested as of the date of grant and expire five years from the date of grant. The Company recognized compensation expense at the date of grant of $22,255 related to services provided, based on the fair value of the options on the measurement date, which is the date a commitment for performance is reached or performance is complete.

================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

13.  STOCKHOLDERS' EQUITY (CONTINUED)

No options to purchase the Company's stock were issued during 2001.

The following is a table of options granted:

                                                                        Weighted
                                              Shares        Exercise    Average
                                              Under         Price Per   Exercise
                                              Option          Share      Price
                                            ----------     ----------   --------
       Balance, December 31, 1999            1,000,000     $      .30    $   .30
             Granted                         2,000,000            .03        .03
                                            ----------     ----------    -------
       Balance, December 31, 2000            3,000,000       .03 -.30        .12
             Granted                                 -              -          -
             Expired                        (1,000,000)           .30        .30
                                            ----------     ----------    -------
       Balance, December 31, 2001            2,000,000     $      .03    $   .03
                                            ==========     ==========    =======

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for employee stock options. There is no proforma effect in 2001 or 2000 as the Company granted no options to employees during those years.

14.  EMPLOYEE BENEFIT PLAN

The Company had a 401(k) defined contribution plan which was terminated effective December 31, 2001. Participation is voluntary and employees are eligible to participate upon attaining age 21 and completing one year of employment with the Company. The Company provides no matching contribution but may make a discretionary contribution which vests over six years. The Company made no discretionary contributions for the years ended December 31, 2001 and 2000.

================================================================================