Form 10QSB
period 2002-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2002-05-15
CIK 29952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-5474

               NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                    75-2571032
-------------------------------------     -------------------------------------
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

                                                         Yes   xxx    No
                                                             -------     ------

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2002: 24,705,458

Transitional Small Business Disclosure Format (Check One):    Yes      No   xx
                                                                  ----     ----

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
================================================================================

                                                                                      March 31,           December 31,
                                                                                        2002                 2001
                                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash                                                                                    $  3,276          $      5,631
Prepaid expenses and other                                                                 6,717                24,109
Note receivable - shareholder                                                            106,425               149,900
Notes receivable - current portion                                                       295,946               295,332
                                                                                    ------------          ------------
Total current assets                                                                     412,364               474,972
                                                                                    ------------          ------------
Other assets:
Deposits                                                                                   3,246                 3,246
Notes receivable - long-term                                                           1,134,108             1,209,415
                                                                                    ------------          ------------
Total other assets                                                                     1,137,354             1,212,661
                                                                                    ------------          ------------
Total assets                                                                          $1,549,718            $1,687,633
                                                                                    ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                                                     $   128,297            $  128,297
Accounts payable and accrued liabilities                                                 126,479               125,107
Preferred stock dividends payable                                                         15,003                15,003
                                                                                    ------------          ------------
Total current liabilities                                                                269,779               268,407

Subordinated debentures                                                                  385,000               385,000
Notes payable - long-term                                                                 82,500               110,000
                                                                                    ------------          ------------
Total liabilities                                                                        737,279               763,407
                                                                                    ------------          ------------
Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
     1,600,000 shares authorized, no shares issued and outstanding                             -                     -
Preferred stock, $.01 par value, 10,000,000 shares authorized,
     8,000,000 shares designated Series B, no shares issued and outstanding                    -                     -
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552
     shares issued                                                                       417,886               417,886
Additional paid-in capital                                                               489,214               489,214
Treasury stock, 16,683,094 shares, at cost                                              (489,258)             (489,258)
Retained earnings                                                                        394,597               506,384
                                                                                    ------------          ------------
Total stockholders equity                                                                812,439               924,226
                                                                                    ------------          ------------
Total liabilities and stockholders' equity                                            $1,549,718            $1,687,633
                                                                                    ============          ============

                                       1
================================================================================

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================
                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002                2001
--------------------------------------------------------------------------------

Costs and expenses:

General and administrative expenses               $    108,658    $    123,438
Depreciation and amortization                                -           2,880
                                                  ------------    ------------

Operating loss                                        (108,658)       (126,318)

Interest expense                                       (15,413)        (15,638)
Income from equity investments                               -         100,927
Loss on sale of investments                                  -         (85,758)
Other income                                            12,283          50,000
                                                  ------------    ------------

Loss before provision
   for income taxes                                   (111,788)        (76,787)

Provision for income taxes                                   -               -
                                                  ------------    ------------

Net loss                                          $   (111,788)   $    (76,787)
                                                  ============    ============

Basic Loss Per Share                                         *               *
                                                  ============    ============

Basic weighted average shares outstanding           24,705,458      25,105,458
                                                  ============    ============

*Less than $.01 per share



                                        2
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
================================================================================
                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2002               2001
--------------------------------------------------------------------------------

Net Loss                                          $(111,788)         $ (76,787)
                                                  ---------          ---------
Other Comprehensive Loss:
Unrealized losses on available-for-sale
  securities net of deferred income tax
  benefit of $8,249 in 2001                               -            (14,046)

Reclassifications                                         -             54,028
                                                  ---------          ---------
                                                          -             39,982
                                                  ---------          ---------
Total Comprehensive Loss                          $(111,788)         $ (36,805)
                                                  =========          =========

                                       3
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (UNAUDITED)

=========================================================================================
                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              2002          2001
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                   $ (111,788)   $ (76,787)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                  -        2,880
     Income from equity investments                                 -     (100,927)
     Loss on sale of securities                                     -       85,758
     Forgiveness of note receivable in exchange for
       consulting services                                     37,475            -
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Advances to related parties                                    -      150,000
     Prepaid expenses and other                                17,392        9,552
  Increase (decrease) in:
     Accounts payable and accrued liabilities                   1,372        5,806
     Due to related entities                                        -       31,000
                                                           ----------     --------
Net Cash Provided By (Used In) Operating Activities           (55,549)     107,282
                                                           ----------     --------

Cash Flows From Investing Activities:
  Proceeds from sale of securities                                  -       30,243
  Repayments of note receivable shareholder                     6,000            -
  Repayments of note receivable                                74,694            -
  Due to former stockholder                                         -     (150,000)
                                                           ----------     --------
Net Cash Provided By (Used In) Investing Activities            80,694     (119,757)
                                                           ----------     --------

Cash Flows From Financing Activities:
  Payments on notes payable                                   (27,500)           -
                                                           ----------     --------
Net Cash Used In Financing Activities                         (27,500)           -
                                                           ----------     --------
Net Decrease In Cash                                           (2,355)     (12,475)
Cash, beginning of period                                       5,631       17,225
                                                           ----------     --------

Cash, end of period                                        $    3,276     $  4,750
                                                           ==========     ========
Cash paid during the period for:

     Interest                                              $    4,986     $      -
                                                           ==========     ========

Non-Cash Investing and Financing Activities:

Change in unrealized gain (loss) on available for sale
  securities, net of deferred income taxes of $(24,230)    $        -     $(39,982)
                                                           ==========     ========

                                       4
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Results for the three months ended March 31, 2002 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue except interest on notes receivable and its cash flow needs are dependent on the collection of notes receivable resulting from the sale of its investments in three operating companies. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  EARNINGS PER SHARE

The computation of earnings per share for the three months ended March 31, 2002 does not include the effect on common stock for convertible debentures for 125,000 shares of common stock or common stock options for 2,000,000 shares of common stock due to the conversion price of $.05 and the exercise price of $.03125 being greater than the average market price of common shares for the period ended March 31, 2002.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Comapny was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC ("Operator"), River Port Truck Stop, LLC ("River Port"), and Ozdon Investments, Inc. ("Ozdon") that operate video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with the other parties to the lawsuits, together with certain parties thereof (the "OMO Group") settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provided for the sale by the Company of all of the Company's interest in the three operating Companies; Operator, River Port and Ozdon. The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. As of March 31, 2002, the Company sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The debentures are due in full on June 1, 2003, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity.

General Condition: The Company ended the quarter with $3,276 in cash and other current assets of $409,088. Other current assets include current portion of notes receivable totaling $402,371, and prepaid expenses and other of $6,717. Total liabilities were $737,279 at March 31, 2002. Current liabilities of $269,779 consist of accounts payable and accrued liabilities of $126,479, current portion of long-term notes payable of $128,297, and preferred stock dividends payable of $15,003.

Plan of Operations

Effective August 20, 2001, the Company sold its interests in Operator, River Port and Ozdon, leaving the Company with no sources of revenue. The Company's cash flow needs are dependent on the collection of notes receivable resulting from the sale of its interests in Operator, River Port and Ozdon.

Our independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans to continue operating the business and also to pursue various business, investment, and financing opportunities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes, from the sale of assets and additional borrowings from the Company's traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

Operating Income (Expense)

The Company recorded a loss from operations of $108,658 during the three months ended March 31, 2002, compared to a loss from operations of $126,318 for the three months ended March 31, 2001. The decrease in the loss from operations for the three months ended March 31, 2002 as compared to the loss from operations for the three months ended March 31, 2001 is due to the reduction in administrative costs and overhead.

During the three months ended March 31, 2002, the Company incurred general and administrative costs of $108,658 compared to $123,438 during the three months ended March 31, 2001.

Interest Expense

The Company incurred interest expense of $15,413 for the three months ended March 31, 2002, compared to $15,638 for the three months ended March 31, 2001.

Income from Equity Investments

The Company was an owner in Operator, River Port and Ozdon, who have gaming and truck stop operations, for the three months ended March 31, 2001 and through August 20, 2001. The Company's interest in these entities was sold August 20, 2001. The Company's share in the net income of these investments was approximately $100,900 for the three months ended March 31, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Loss on Sale of Equity Assets

During the three months ended March 31, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $85,758.

Other Income

The Company recorded other income of $12,283 for the quarter ended March 31, 2002 related to interest income on the notes receivable compared to other income of $50,000 for the quarter ended March 31, 2001, related to a non-refundable fee received in connection with the settlement agreement.


PART II - OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
-------          --------------------------------

(a)      Exhibits required to be filed by Item 601 of Regulation S-B:

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

--------------------------------------------------------------------------------

================================================================================


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
------      --------------------------------------------

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

================================================================================

================================================================================


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
------           -------------------------------------------

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

b)            Reports on Form 8-K

                               None.

================================================================================

================================================================================

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NORTH AMERICAN GAMING AND
                            ENTERTAINMENT CORPORATION

May 15, 2002                            By:  /s/ E. H. Hawes, II, President
                                             ------------------------------

                                             E. H. Hawes, II, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)

================================================================================