Form 10QSB
period 2002-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2002-08-15
CIK 29952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 0-5474

               NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
    -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                      75-2571032
     -----------------------                        ----------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 13150 Coit Road, Suite 125, Dallas, Texas 75240
            --------------------------------------------------------
                   (Address of principal executive offices)

                     (   972   )    671   -   1133
                      ---------  ------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   xxx      No ________
                                                   -------

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2002: 24,705,458

Transitional Small Business Disclosure Format (Check One):    Yes ____  No  xx
                                                                           ----

NORTH AMERICAN GAMING AND ENTERTAINMENT
 CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           June 30,             December 31,
                                                                                             2002                   2001
                                                                                         (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

Cash                                                                                     $      8,971          $      5,631
Prepaid expenses and other                                                                      2,600                24,109
Note receivable - shareholder                                                                 109,503               149,900
Notes receivable - current portion                                                            299,474               295,332
                                                                                         ------------          ------------

Total current assets                                                                          420,548               474,972
                                                                                         ------------          ------------

Other assets:

Deposits                                                                                        3,246                 3,246
Notes receivable - long-term                                                                1,024,920             1,209,415
                                                                                         ------------          ------------

Total other assets                                                                          1,028,166             1,212,661
                                                                                         ------------          ------------

Total assets                                                                             $  1,448,714          $  1,687,633
                                                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                                                         $    128,297          $    128,297
Accounts payable and accrued liabilities                                                      141,211               125,107
Preferred stock dividends payable                                                              15,003                15,003
Subordinated debentures                                                                       385,000               385,000
                                                                                         ------------          ------------

Total current liabilities                                                                     669,511               753,407

Notes payable - long-term                                                                      55,000               110,000
                                                                                         ------------          ------------

Total liabilities                                                                             724,511               763,407
                                                                                         ------------          ------------

Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
     1,600,000 shares authorized, no shares issued and outstanding                                  -                     -
Preferred stock, $.01 par value, 10,000,000 shares authorized,
     8,000,000 shares designated Series B, no shares issued and outstanding                         -                     -
Common stock, $.01 par value, 100,000,000 shares authorized,
     41,788,552 shares issued                                                                 417,886               417,886
Additional paid-in capital                                                                    489,214               489,214
Treasury stock, 16,683,094 shares, at cost                                                   (489,258)             (489,258)
Retained earnings                                                                             306,361               506,384
                                                                                         ------------          ------------
Total stockholders equity                                                                     724,203               924,226
                                                                                         ------------          ------------

Total liabilities and stockholders' equity                                               $  1,448,714          $  1,687,633
                                                                                         ============          ============

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months                             Six Months
                                                              Ended June 30,                          Ended June 30,
                                                     -----------------------------           -----------------------------
                                                         2002              2001                  2002             2001
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:

General and administrative expenses                  $    90,988       $   242,425           $   199,646      $   365,863
Depreciation and amortization                                  -             2,880                     -            5,760
                                                     -----------       -----------           -----------      -----------

Operating loss                                           (90,988)         (245,305)             (199,646)        (371,623)

Interest expense                                         (13,064)          (15,841)              (28,477)         (31,479)
Income from equity investments                                 -           202,059                     -          302,986
Loss on sale of investments                                    -           (37,222)                    -         (122,980)
Management fees                                                -           115,358                     -          115,358
Interest income and other income (expense)                15,817          (149,457)               28,100          (99,457)
                                                     -----------       -----------           -----------      -----------
Loss before provision
   for income taxes                                      (88,235)         (130,408)             (200,023)        (207,195)

Provision for income taxes                                     -                 -                     -                -
                                                     -----------       -----------           -----------      -----------

Net loss                                             $   (88,235)      $  (130,408)             (200,023)        (207,195)
                                                     ===========       ===========           -----------      -----------

Basic loss per share                                           *                 *                     *                *
                                                     ===========       ===========           ===========      ===========

Basic weighted average shares outstanding             24,705,458        25,105,458            24,705,458       25,105,458
                                                     ===========       ===========           ===========      ===========

*Less than $.01 per share

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months               Six Months
                                                            Ended June 30,            Ended June 30,
                                                       ----------------------    -----------------------
                                                         2002           2001         2002         2001
--------------------------------------------------------------------------------------------------------
Net loss                                               $ (88,235)  $ (130,408)   $ (200,023)  $ (207,195)
                                                       ---------   ----------    ----------   ----------

Other comprehensive loss:
Unrealized losses on available-for-sale securities
     net of deferred income tax benefit
     of $8,249 in 2001                                         -            -             -      (14,046)

Reclassifications                                              -            -             -       65,552
                                                       ---------   ----------    ----------   ----------

                                                               -            -             -       51,506
                                                       ---------   ----------    ----------   ----------

Total comprehensive loss                               $ (88,235)  $ (130,408)   $ (200,023)  $ (155,689)
                                                       =========   ==========    ==========   ==========

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2002          2001
-------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                             $(200,023)    $(207,195)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
         Bad debt expense                                               33,500             -
         Depreciation and amortization                                       -         5,760
         Income from equity investments                                      -      (302,986)
         Loss on sale of securities                                          -       122,980
         Forgiveness of note receivable in exchange for
            consulting services                                         74,950             -
Changes in operating assets and liabilities:
     (Increase) decrease in:
         Advances to related parties                                         -       150,000
         Prepaid expenses and other                                     21,509        60,941
     Increase (decrease) in:
         Accounts payable and accrued liabilities                       16,104        49,202
         Due to related entities                                             -             -
                                                                     ---------     ---------
Net Cash Used in Operating Activities                                  (53,960)     (121,298)
                                                                     ---------     ---------

Cash Flows From Investing Activities:
     Note Receivable                                                         -       (67,000)
     Proceeds from sale of securities                                        -        40,943
     Increase in note receivable shareholder                           (40,553)            -
     Repayments of note receivable shareholder                           6,000             -
     Repayments of note receivable                                     146,853             -
     Due to former stockholder                                               -      (150,000)
                                                                     ---------     ---------

Net Cash Provided By (Used In) Investing Activities                    112,300      (176,057)
                                                                     ---------     ---------

Cash Flows From Financing Activities:
     Proceeds from subordinated convertible debentures                       -       317,000
     Payments on borrowings                                            (55,000)      (27,500)
                                                                     ---------     ---------
Net Cash Provided By (Used In) Financing Activities                    (55,000)      289,500
                                                                     ---------     ---------

Net Decrease In Cash                                                     3,340        (7,855)
Cash, beginning of period                                                5,631        17,225
                                                                     ---------     ---------

Cash, end of period                                                  $   8,971     $   9,370
                                                                     =========     =========

Cash paid during the period for:

     Interest                                                        $   9,332     $       -
                                                                     ---------     =========

Non-Cash Investing and Financing Activities:

Change in unrealized gain (loss) on available for sale
    securities, net of deferred income taxes of $(24,230)            $       -     $ (51,506)
                                                                     =========     =========

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

1.  OPINION OF MANAGEMENT

The preceding financial information is unaudited and has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

Results for the six months ended June 30, 2002 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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


2.  EARNINGS PER SHARE

The computation of earnings per share for the six months ended June 30, 2002 does not include the effect on common stock for convertible debentures for 125,000 shares of common stock or common stock options for 2,000,000 shares of common stock due to the conversion price of $.05 and the exercise price of $.03125 being greater than the average market price of common shares for the period ended June 30, 2002.


3.  RELATED PARTY

During the six months ended June 30, 2002, the Company has expensed approximately $75,000 related to consulting services provided by a shareholder. In addition, the Company advanced an additional approximate $40,000 during the six months ended June 30, 2002 to a shareholder under a short term note receivable. No further loans are permitted after July 30, 2002.

--------------------------------------------------------------------------------

4.  NOTE RECEIVABLE

During the three months ended June 30, 2002 the Company recognized a reserve of $33,500 against the note receivable from Energy Transfer Group, LLC and charged this amount to bad debt expense.


5.  SUBSEQUENT EVENT

In July 2002, the Company purchased an outstanding debenture from one party at less than fair value which resulted in the recognition of an extraordinary gain of approximately $23,000 in July 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC ("Operator"), River Port Truck Stop, LLC ("River Port"), and Ozdon Investments, Inc. ("Ozdon") that operate video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with certain parties thereof (the "OMO Group") settling the three pending lawsuits against the OMO Group. In addition to mutual releases of all parties, the Settlement Agreement provided for the sale by the Company of all of the Company's interest in the three operating Companies: Operator, River Port and Ozdon. The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. As of June 30, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The debentures are due in full on June 1, 2003, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity.

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

General Condition: The Company ended the quarter with $8,971 in cash and other current assets of $411,577. Other current assets include current portion of notes receivable totaling $408,977, and prepaid expenses and other of $2,600. Total liabilities were $724,511 at June 30, 2002. Current liabilities of $669,511 consist of accounts payable and accrued liabilities of $141,211, current portion of long-term notes payable of $128,297, subordinated debentures of $385,000 and preferred stock dividends payable of $15,003.


PLAN OF OPERATIONS

Effective August 20, 2001, the Company sold its interests in Operator, River Port and Ozdon, leaving the Company with no sources of revenue. The Company's cash flow needs are dependent on the collection of notes receivable resulting from the sale of its interests in Operator, River Port and Ozdon.

Our independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans to continue operating the business and also to pursue various business, investment and financing opportunities.

The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes and from the sale of assets and additional borrowings from the Company's traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company.


RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

--------------------------------------------------------------------------------

Operating Income (Expense)

The Company recorded a loss from operations of $200,023 during the six months ended June 30, 2002, compared to a loss from operations of $207,195 for the six months ended June 30, 2001. The decrease in the loss from operations for the six months ended June 30, 2002 as compared to the loss from operations for the six months ended June 30, 2001 is due to the reduction in administrative costs and overhead. Included in general and administrative expenses is approximately $75,000 related to consulting services provided by a related party for the six months ended June 30, 2002 and a $33,500 charge to bad debt expense.

During the six months ended June 30, 2002, the Company incurred general and administrative costs of $199,646 compared to $365,863 during the six months ended June 30, 2001.


Interest Expense

The Company incurred interest expense of $28,477 for the six months ended June 30, 2002, compared to $31,479 for the six months ended June 30, 2001.


Income from Equity Investments

The Company was an owner in Operator, River Port and Ozdon (who have gaming and truck stop operations) for the six months ended June 30, 2001. The Company's interest in these entities was sold August 20, 2001. The Company's share in the net income of these investments was approximately $302,000 for the six months ended June 30, 2001.


Loss on Sale of Investments

During the six months ended June 30, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $122,980.


Interest Income and Other Income (Expense)

The Company recorded other income of $28,100 for the six months ended June 30, 2002 related to interest income on the notes receivable compared to other expenses of $99,457 for the quarter ended June 30, 2001, related to a non-refundable fee received in connection with the settlement agreement and a nonrefundable deposit on the potential acquisition of an internet service company.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
-------      --------------------------------------------

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

--------------------------------------------------------------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
-------      --------------------------------------------

10.30 Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits, and Schedules thereto) filed as Exhibit 10.1 to the Company's Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Ozley Act of 2002.

b)           Reports on Form 8-K

                      None.

--------------------------------------------------------------------------------

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTH AMERICAN GAMING AND
                            ENTERTAINMENT CORPORATION

August 15, 2002                    By:     /s/ E. H. Hawes, II, President
                                           ------------------------------

                                           E. H. Hawes, II, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)