Form 10QSB
period 2002-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2002-11-20
CIK 29952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0–5474

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	75–2571032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas 75240
(Address of principal executive offices)

(972) 671 – 1133
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 2002: 24,705,458

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS
Current assets:

Cash	$6,816	$5,631
Prepaid expenses and other	2,500	24,109
Note receivable – shareholder	65,471	149,900
Notes receivable – current portion	300,045	295,332

Total current assets	374,832	474,972

Other assets:

Deposits	3,246	3,246
Notes receivable – long–term	950,806	1,209,415

Total other assets	954,052	1,212,661

Total assets	$1,328,884	$1,687,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$128,297	$128,297
Accounts payable and accrued liabilities	145,354	125,107
Preferred stock dividends payable	15,003	15,003
Subordinated debentures	385,000	—

Total current liabilities	673,654	268,407
Notes payable – long–term	27,500	110,000
Subordinated debentures	—	385,000

Total liabilities	701,154	763,407

Commitments and contingencies

Stockholders’ Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend, 1,600,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, 8,000,000 shares designated Series B, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552 shares issued	417,886	417,886
Additional paid–in capital	489,214	489,214
Treasury stock, 16,683,094 shares, at cost	(489,258)	(489,258)
Retained earnings	209,888	506,384

Total stockholders equity	627,730	924,226

Total liabilities and stockholders’ equity	$1,328,884	$1,687,633

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,				Quarter Ended September 30,
	2002		2001		2002		2001
Costs and expenses:

General and administrative expenses		$321,004		$606,389		$121,927		$240,526
Depreciation and amortization		—		8,640		—		2,880

Operating loss		(321,004)		(615,029)		(121,927)		(243,406)

Interest expense		(39,313)		(45,636)		(10,836)		(14,157)
Income from equity investments		—		357,181		—		54,195
Loss on sale of investments		—		1,142,641		—		1,265,621
Management fees		—		132,562		—		17,204
Interest income and other income (expense)		40,821		(248,117)		12,721		(148,660)

Income (loss) from operations before provision for income taxes and extraordinary gain		(319,496)		723,602		(120,042)		930,797

Income taxes (expense) benefit		7,800		(215,128)		7,800		(215,128)

Income (loss) from operations before extraordinary gain		(311,696)		—		(112,242)		—

Extraordinary gain, net of taxes of $7,800		15,200		—		15,200		—

Net income (loss)		$(296,496)		$508,474		$(97,042)		$715,669

Earnings per share:

Basic:
Before extraordinary gain		$(.01)		$.02	$	*		$.03

Extraordinary gain per share	$	*	$	N/A	$	*	$	N/A

Basic net income (loss) per share		$(.01)		$.02	$	*		$.03

Basic weighted average shares outstanding		25,705,458		25,105,458		25,705,458		25,105,458

Diluted:
Before extraordinary gain		$(.01)		$.02	$	*		$.03

Extraordinary gain per share	$	*	$	N/A	$	*	$	N/A

Diluted net income (loss) per share	$	*		$.02	$	*		$.03

Diluted weighted average shares outstanding		25,705,458		25,105,458		25,705,458		25,105,458

*Less than $.01 per share

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended September 30,		Quarter Ended September 30
	2002	2001	2002	2001

Net income (loss)	$(296,496)	$508,474	$(97,042)	$715,669

Other comprehensive loss (income):
Unrealized losses on available–for–sale securities net of deferred income tax benefit of $8,249 in 2001	—	(14,046)	—	—

Reclassifications	—	65,552	—	—

	—	51,506	—	—

Total comprehensive income (loss)	$(296,496)	$559,980	$(97,042)	$715,669

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended Sept 30
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(296,496)	$508,474
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	33,500	8,640
Depreciation and amortization	—	215,128
Income from equity investments	—	(357,181)
Gain on sale of securities and equity investments	—	(1,142,641)
Forgiveness of note receivable in exchange for consulting services	137,475	—
Changes in operating assets and liabilities:
Decrease in:
Advances to related parties	—	150,000
Prepaid expenses and other	21,609	59,600
Increase in:
Accounts payable and accrued liabilities	20,247	5,459
Due to related entities	—	—

Net Cash Used in Operating Activities	(83,665)	(552,521)

Cash Flows From Investing Activities:
Increase in Note Receivable	—	(67,000)
Proceeds from sale of securities and equity investments	—	815,525
Increase in note receivable shareholder	(59,046)	—
Repayments of note receivable shareholder	6,000	—
Repayments of note receivable	220,396	—
Due to former stockholder	—	(150,000)

Net Cash Provided By Investing Activities	167,350	598,525

Cash Flows From Financing Activities:
Proceeds from subordinated convertible debentures	—	385,000
Payments on borrowings	(82,500)	(447,500)

Net Cash Used in Financing Activities	(82,500)	(62,500)

Net Decrease In Cash	1,185	(16,496)
Cash, beginning of period	5,631	17,225

Cash, end of period	$6,816	$729

Cash paid during the period for:

Interest	$6,000	$—

Non–Cash Investing and Financing Activities:

Change in unrealized gain (loss) on available for sale securities, net of deferred income taxes of $(24,230)	$—	$(51,506)

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1.    OPINION OF MANAGEMENT

The preceding financial information is unaudited and has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

Results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2001.

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

2.    EARNINGS PER SHARE

The computation of earnings per share for the nine months ended September 30, 2002 does not include the effect on common stock for convertible debentures for 125,000 shares of common stock due to the conversion price of $.05 being greater than the average market price of common shares for the period ended September 30, 2002, nor the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.

3.    RELATED PARTY

During the nine months ended September 30, 2002, the Company has expensed $137,425 related to consulting services provided by a shareholder. In addition, the Company advanced an additional approximate $58,000 during the seven months ended July 30, 2002 to a shareholder under a short-term note receivable. No further loans are permitted after July 30, 2002.

4.    NOTE RECEIVABLE

During the nine months ended September 30, 2002 the Company recognized a reserve of $33,500 against the note receivable from Energy Transfer Group, LLC and charged this amount to bad debt expense.

5.    DEBENTURES

In July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in the recognition of an extraordinary gain of approximately $15,200, net of income tax expense of $7,800, in July 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General:    Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC (“Operator”), River Port Truck Stop, LLC (“River Port”), and Ozdon Investments, Inc. (“Ozdon”) that operate video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the “Settlement Agreement”) with certain parties thereof (the “OMO Group”) settling the three pending lawsuits against the OMO Group. In addition to mutual releases of all parties, the Settlement Agreement provided for the sale by the Company of all of the Company’s interest in the three operating Companies: Operator, River Port and Ozdon. The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of September 30, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The debentures are due in full on September 1, 2002, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity. During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party which resulted in an extraordinary gain of approximately $23,000. As of September 30, 2002, the Company has paid approximately $6,000 in interest on these debentures with the remaining interest due accrued as of September 30, 2002.

General Condition:    The Company ended the quarter with $6,816 in cash and other current assets of $368,016. Other current assets include current portion of notes receivable totaling $300,045, and notes receivable-shareholder of $65,471 and prepaid expenses and other of $2,500. Total liabilities were $701,154 at September 30, 2002. Current liabilities of $673,654 consist of accounts payable and accrued liabilities of $145,354, current portion of long–term notes payable of $128,297, subordinated debentures of $385,000 and preferred stock dividends payable of $15,003.

PLAN OF OPERATIONS

Effective August 20, 2001, the Company sold its interests in Operator, River Port and Ozdon, leaving the Company with no sources of revenue. The Company’s cash flow needs are dependent on the collection of notes receivable resulting from the sale of its interests in Operator, River Port and Ozdon.

Our independent accountants have expressed substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue operating the business and also to pursue various business, investment and financing opportunities.

The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes and from the sale of assets and additional borrowings from the Company’s traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

Operating Income (Expense)

The Company recorded an operating loss of $321,004 during the nine months ended September 30, 2002, compared to an operating loss of $615,029 for the nine months ended September 30, 2001. The loss from operations for the nine months ended September 30, 2002 as compared to the loss from operations for the nine months ended September 30, 2001 is due to the reduction in administrative and overhead costs. Included in general and administrative expenses is $137,475 related to consulting services provided by a related party for the nine months ended September 30, 2002 and a $33,500 charge to bad debt expense.

Interest Expense

The Company incurred interest expense of $39,313 for the nine months ended September 30, 2002, compared to $45,636 for the nine months ended September 30, 2001. The decrease is a result of the decrease in notes payable.

Income from Equity Investments

The Company was an owner in Operator, River Port and Ozdon (who have gaming and truck stop operations) for the six months ended June 30, 2001. The Company’s interest in these entities was sold August 20, 2001. The Company’s share in the net income of these investments was approximately $302,000 for the six months ended June 30, 2001.

Loss on Sale of Investments

During the nine months ended September 30, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $122,980.

Interest Income and Other Income (Expense)

The Company recorded other income of $40,821for the nine months ended September 30, 2002 related to interest income on the notes receivable compared to other expenses of $248,117 for the nine ended September 30, 2001, related to a non–refundable fee received in connection with the settlement agreement and a non-refundable deposit on the potential acquisition of an internet service company.

Extraordinary Gain

The Company recognized an extraordinary gain of $15,200, net of income taxes of $7,800, during the nine months ended September 30, 2002. This gain is the result of the extinguishment of debt that occurred in July 2002.

Lease

The Company currently occupies office space under a 72-month operating lease, which commenced in November 1996 and will expire October 31, 2002. Effective November 1, 2002, the Company negotiated a six-month lease of 871 square feet with a monthly rent of approximately $900.

ITEM 3.    CONTROLS AND PROCEDURES

(a)
Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8–K

(a) Exhibits required to be filed by Item 601 of Regulation S–B:

3.1.1
Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1986 (the “1986 Form 10–K”), and incorporated herein by reference.

3.1.2
Certificate of Amendment of Certificate of Incorporation of the Company dated April 18, 1994, filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1993 (the “1993 Form 10–K”), and incorporated herein by reference.

3.1.3
Certificate of Amendment of Certificate of Incorporation of the Company effecting one–for–three reverse stock split filed as Exhibit 3.1 to the Company’s Current Report on Form 8–K dated October 17, 1994, and incorporated herein by reference.

3.1.4
Certificate of Amendment of Certificate of Incorporation of the Company effecting name change, increase of authorized shares, authorization of Class A preferred stock and stock ownership limitations filed as Exhibit 3.2 to the Company’s Current Report on Form 8–K dated October 17, 1994, and incorporated herein by reference.

3.1.5
Form of “Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock” creating the Series B Preferred Stock filed as Exhibit 10.1.4 to the Company’s Current Report on Form 8–K dated June 10, 1996, and incorporated herein by reference.

3.1.6
Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares filed as Exhibit 3.1.6 to the Quarterly Report on Form 10–QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

10.26
Settlement Agreement dated April 1, 2000 between the Company and various holders of subordinated debentures and common stock filed as Exhibit 10.26 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.27
Settlement Agreement dated January 1, 2001, but to be effective as of December 1, 2000, between the Company and various holders of subordinated debentures and common stock filed as Exhibit 10.27 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.28
Promissory Note in the amount of $550,000 dated as of December 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.27, and filed as Exhibit 10.28 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.29
Promissory Note in the amount of $175,000 dated April 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.26, and filed as Exhibit 10.29 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.30
Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits, and Schedules thereto) filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

b) Reports on Form 8–K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GAMING AND
ENTERTAINMENT CORPORATION

November 15, 2002	By:	/s/ E. H. Hawes, II, President
E. H. Hawes, II, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

CERTIFICATION

I, E. H. Hawes, II, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of North American Gaming and Entertainment Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/ E. H. Hawes, II E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer