Form 10KSB
period 2002-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2003-04-15
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                          to

Commission file number 0-5474

NORTH AMERICAN GAMING

AND ENTERTAINMENT CORPORATION

(Name of small business issuer in its charter)

Delaware	75-2571032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13150 Coit Road, Suite 125, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (972) 671-1133

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicated by check mark whether the Issuer is an Accelerated Filer (as defined in Code 12b-2 of the Act). YES ☐  NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

At March 14, 2003, the registrant had outstanding 24,705,458 shares of par value $.01 common stock.

The issuer’s revenues for its most recent fiscal year were: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $347,415.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

North American Gaming and Entertainment Corporation (the “Company”) was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger (the “Merger”) with OM Investors, Inc. (“OM”).

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

Future Business

The operations and ownership interests of the Company described above ceased with the August 20, 2001 settlement, and the Company is no longer pursuing any business in the gaming industry. The Company currently has no sources of revenue and its cash flow needs are dependent on the collection of notes receivable resulting from the sale equity investments effective August 20, 2001. See Item 6, Management’s Discussion and Analysis or Plan of Operations.

The Company’s principal business currently is to locate and consummate a merger or acquisition with a private entity. Because of the Company’s current status having insubstantial assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company’s current shareholders will experience dilution, resulting in a change in control of the Company.

The Company is obligated to file with the Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to file these periodic reports under the Securities Exchange Act of 1934. The Company does not maintain a website or otherwise post any of its reports on the Internet.

Business of Issuer. There can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC (“ETG”). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. (“Communications”) from ETG. The option expired August 1, 2001, and the parties have ceased negotiations toward a transaction. The $250,000 option payment has been included in other expense in the accompanying statement of operations. The Company also agreed to loan funds to Communications for working capital. As of December 31, 2001, the Company had loaned $67,000. During the year ended December 31, 2002, the Company recognized a reserve of $67,000 against the note receivable from ETG and charged this amount to bad debt expense. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities. The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. To date, the Company has not engaged nor any prospective consultants or these purposes. The Company doe not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, a non-public operating business that does not need additional capital.

Evaluation. Once the Company has identified a particular non-public entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company’s limited capital, it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because the Company has not made any agreement for a specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

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

Because of the Company’s current status, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company’s existing shareholders. There could also be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company’s shareholders as the case arises.

If a private sale of the Company’s securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder’s fee, although most likely an appropriate finder’s fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder’s fee would generally be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, or retention of, any finder’s fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder’s fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract, and in such case, the Company may be limited in its ability to affect the terms of compensation.

Competition

The Company will face competition in its desire to merge with an operating company with similar objectives. In recent years, an increasing number of companies have avoided the traditional initial public offering process in favor of a reverse merger with a public entity having assets and businesses ranging from nothing to substantial revenues and operations. The Company believes that its history as an operating company, subsequent attempts to engage in a new business, and its current balance sheet will enable it to achieve a reverse merger with fewer regulatory hurdles than could be accomplished by a “blank check” public company having no assets or operating history.

Employees

As of December 31, 2002, the Company employed two full and part time employees and retained one consultant. None of the current employees of the Company is covered by any collective bargaining agreements. The Company considers its employee relations to be good, but it has no control over such employee relations.

ITEM 2.    PROPERTIES

The Company’s principal executive office is located in Dallas, Texas. The Company leases approximately 860 square feet pursuant to a six-month lease (commencing November 2002) which provides for a rental rate of approximately $800.00 per month.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board and in the OTC “pink sheets” under the trading symbol “NAGM”. Consequently, there is currently no established public trading market for the Company’s Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Calendar Years		Bid Price
	by Quarter	High	Low
2002	First	$0.03	$0.03
	Second	0.03	0.03
	Third	0.05	0.03
	Fourth	0.03	0.01
2001	First	$0.03	$0.03
	Second	0.07	0.03
	Third	0.03	0.03
	Fourth	0.03	0.03

At December 31, 2002, the Company had approximately 3,078 common stockholders of record.

The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares were outstanding. As of January 1, 2001, the Company is in arrears on dividends on its former outstanding Class A Preferred Stock in the amount of $15,003. All other former holders of the Class A Preferred Stock has entered into settlement agreements with the Company pursuant to which their accrued dividends were cancelled.

As of January 1, 2001, all but $18,297 of the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock had been redeemed by the Company pursuant to various settlement agreements entered into with the holders of the subordinated debentures.

There were no redemptions of the Company’s stock for the fourth quarter 2002.

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	None	N/A	N/A

Equity compensation plans not approved by security holders	1,000,000	$.03125	None

TOTAL	1,000,000	$.03125

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Sales of Assets. As described in Item 1—“Description of Business —Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the “Settlement Agreement”) with the other parties to the lawsuits, together with certain parties thereof (the “OMO Group”) settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of (i) all of the Company’s interest in Operating to Operating in redemption of all of the Company’s interest in Operating, (ii) all of the Company’s interest in River Port to River Port in redemption of all of the Company’s interest in River Port, and (iii) the Company’s 50% ownership in Ozdon. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to E. H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a noncompetition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which Operating or River Port currently own or operate truck stops. As a result of the sale of its interests in Operating, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000, which is included in gain on sale of securities and investments in the accompanying statement of operations for twelve months ended December 31, 2001.

The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. As of December 31, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments of a 10% rate, are due in full on June 1, 2003 and $125,000 thereof are convertible into common stock at $.05 per share. As of December 31, 2002, the Company had paid $19,000 of the approximate $61,000 of interest accrued as of that date. The proceeds were used to fund the $250,000 option payment on the potential purchase of Communications and as an advance of $67,000 to the same entity.

General Condition. The Company ended 2002 with $5,364 in cash and other current assets of $312,622. Other current assets consists of receivables from related party of $3,464, current portion of a note receivable totaling $306,658, and prepaid expenses and other of $2,500. Total liabilities were $679,705 at December 31, 2002. Current liabilities of $675,705 consist of accounts payable and accrued liabilities of $151,405, current portion of long-term notes payable of $128,297, subordinated debentures of $385,000 and preferred stock dividends payable of $15,003. The Company’s current liabilities increased $407,298 from $268,407 at December 31, 2001. This increase was due primarily to the debentures becoming due in 2003.

	PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS

(Long-Term Debt)	$513,287	$513,287

(Capital Lease Obligations)

(Operating Leases)

(Purchase Obligations)

(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)

Total	$513,287	$513,287

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

The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes from the Sale of Assets and additional borrowings from the Company’s traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company.

Results of Operations

Operating Income (Expense)

The Company recorded a loss from operations of $450,189 during the twelve months ended December 31, 2002 compared to income from operations of $599,285 for the twelve months ended December 31, 2001.

During the twelve months ended December 31, 2002, the Company recorded general and administrative costs of $472,562 compared to $540,489 during the twelve months ended December 31, 2001. Included in general and administrative expenses is $200,000 related to consulting services provided by a related party for the twelve months ended December 31, 2002 and a $67,000 charge to bad debt expense.

Interest Expense

The Company recorded interest expense of $55,491 for the twelve months ended December 31, 2002, compared to $60,465 for the twelve months ended December 31, 2001. The decrease is a result of the decrease in notes payable.

Income from Equity Investments

The Company was an owner in Operating, River Port and Ozdon, who have gaming and truck stop operations. The Company’s interest in these entities was sold August 20, 2001. The Company’s share in the net income of these investments was approximately $357,000 through August 20, 2001.

Settlement Agreements and Purchases of Shares and Debentures

On January 1, 2001, but to be effective as of December 1, 2000, the Company entered into a Settlement Agreement with the holders of all but $18,297 of the Company’s remaining subordinated debentures issued to former shareholders of OM (the “Remaining Debenture Holders”). Pursuant to the Settlement Agreement, the Remaining Debenture Holders released all claims against the Company, International and Hawes, and the Company, International and Hawes released all claims against the Remaining Debenture Holders. Additionally, the Company agreed to pay an aggregate of $700,000 to the Remaining Debenture Holders, payable $150,000 in cash on January 1, 2001, with the remaining balance of $550,000 represented by a promissory note dated December 1, 2000 bearing interest at 9% per annum and payable in twenty equal quarterly payments. The Remaining Debenture Holders agreed to transfer 6,056,633 shares of Common Stock of the Company to the Company for cancellation, to forgive $280,800 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $428,806.97. On August 22, 2001, the Company paid $247,000 to the Remaining Debenture Holders, which represented 50% of the outstanding principal balance of the promissory note.

The other two members of Operating and River Port had purportedly voted in favor of a merger resulting in the termination of the Company’s interest in Operating and River Port for a buyout of $375,000 and $50,000 respectively, and the Company filed a lawsuit seeking to nullify the purported mergers and buyouts, among other relief. On August 20, 2001, the Company entered into Settlement Agreement with the OMO Group settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of all of the Company’s interest in Operating to Operating in redemption of all of the Company’s interest in Operating, all of the Company’s interest in River Port to River Port in redemption of all of the Company’s interest in River Port, and the Company’s 50% ownership interest in Ozdon.

Gain on Sale of Equity Investments

During the year ended December 31, 2001, the Company sold Travelbyus.com common stock resulting in a loss of $122,980. As of December 31, 2001, the Company no longer holds Travelbyus.com stock,

Depreciation and Amortization

During the year ended December 31, 2002, the Company recorded no depreciation expense compared to $9,739 during the year ended December 31, 2001 as a result of the assets being fully depreciated as of December 31, 2001.

Interest Income and Other Income (Expense)

The Company recorded other income of $54,864 for the year ended December 31, 2002 compared to net other expense of $79,450 for the year ended December 31, 2001. The change is a result of $250,000 option expense paid to ETG in 2001 offset by increased management fees received in 2001 as compared to interest income in 2002 of approximately $55,000.

Extraordinary Gain

The Company recognized an extraordinary gain of $15,200, net of income taxes of $7,800, during the twelve months ended December 30, 2002. This gain is the result of the extinguishment of debt that occurred in July 2002.

Lease

The Company occupied office space under a 72-month operating lease, which commenced in November 1996 and expired on October 31, 2002. Effective November 1, 2002, the Company negotiated a six-month lease of 871 square feet with a monthly rent of approximately $900.00

Critical Accounting Policies

We review all long-lived assets to be held and used in the Company’s business for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets.

New Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We do not expect the adoption of FAS 146 to have a material effect on our financial position, results of operations or cashflow.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of FAS 123, “Accounting For Stock-Based Compensation.” FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). Since we apply APB 25, our accounting for stock-based compensation will not change as a result of FAS 148. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures were effective immediately for us and have been included in Note 1 of our financial statements. The new interim disclosure provisions will be effective for us in the first quarter of 2003.

Forward Looking Statements

Statements that are not historical facts included in this Form 10-KSB are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, the possible effects of anti-gaming sentiment, the restructuring of Operator and River Port LLC maintaining or increasing fuel sales, compliance with other gaming law requirements, maintaining a competitive position in the Company’s markets, pending legal proceedings, business strategies, expansion and growth of the Company’s operations, and cash flow. Factors that could cause actual results to differ materially. (“Cautionary Disclosures”) are described throughout this Form 10-KSB. Cautionary Disclosures include, among others: general economic conditions, the Company’s ability to find, acquire, market, develop and produce new properties or new businesses, the strength and financial resources of the Company’s competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides information as of March 1, 2003, with respect to each of the Company’s directors and each executive officer:

Name	Age	Position	Served as Executive Officer or Director Since

Directors and Executive Officers

E.H. Hawes, II	63	Director (Chairman), President and Chief Executive Officer	1998
Richard P. Crane, Jr.	63	Director and Secretary	1994

E. H. Hawes, II. Mr. Hawes has been the Chairman of the Board, President and Chief Executive Officer of the Company since January 7, 1998. He has been the Chairman of the Board of IT Financial Corporation (“ITFC”), which is the holding company for International Tours, Inc. (“International”), since 1969, and has been the Chairman of the Board of International since 1969. ITFC and International are privately owned corporations engaged in the business of travel agency franchising and travel agency training and schools. Mr. Hawes has also been President of Glacier Petroleum, Inc., a privately owned oil and gas exploration company, since 1971.

Richard P. Crane, Jr. Mr. Crane has been a partner in the law firm of Musick, Peeler and Garrett, Santa Monica, California, since February 1997, and prior to that time was a partner in the laws firms of Crane & McCann, Santa Monica, California, for approximately three years, Crane, Rayle & Lennemann, Santa Monica, California, for approximately two years, and Girardi, Keese & Crane, Los Angeles, California, for 14 years. Mr. Crane has practiced law for over 34 years, seven of which were with the U.S. Attorney General’s Office where for five years he was the Attorney in Charge and Chief Trial Counsel of the Organized Crime and Racketeering Section of the Western Regional Office. He has served as a Director and as Secretary of the Company since October 1994. Mr. Crane is also a director of Service Merchandise, Inc. which is a publicly traded company. He is a graduate of Vanderbilt University and holds a law degree from Vanderbilt University Law School.

During 2002, the Board of Directors held one meeting, and took one corporate action by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

The Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors. Mr. Crane was granted options on January 20, 2000 to purchase 1,000,000 shares of Common Stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), or upon written representations received by the Company, the Company is not aware of any failure by any officer, director or beneficial owner of more than 10% of the Company’s Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 2002.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2002. No other executive officer of the Company received remuneration in excess of $100,000 during 2002.

Summary Compensation Table

Name and Principal Position		Annual Compensation		Long Term Compensation- Securities Underlying Options or warrants	All Other Compensation
	Year	Salary	Bonus
E. H. Hawes, II,	2002	$—	$—	—	$200,000	(1)
Chief Executive	2001	—	—	—	200,000	(1)
Officer	2000	—	—	—	200,000	(1)

(1)  Represents consulting fees paid by the Company.

On April 20, 2001, the Board of Directors approved a bonus to E.H.Hawes II in the form of a debenture in the amount of $150,000 payable in June 2003, issuable in the event the ETG option is exercised as described in Item 1—Description of Business—Future Business. The option expired on August 1, 2001, and the parties have ceased negotiations toward a transaction. However, the Company continues to pursue other potential business opportunities.

The Board of Directors has committed the Company to pay between $25,000 and $100,000 in consulting payments to Mr. Hawes during 2003.

Option/SAR Grant Table

(Option/Warrant/SAR Grants in Last Fiscal Year)

Name	Number of Securities Underlying Options or Warrants Granted #	Percent of Total Option/Warrant Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price on Date of Grant ($/Sh)	Expiration Date
E. H. Hawes, II	—	—	$—	$—	—

Aggregate Option/Warrant/SAR Exercises in Last Fiscal

Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise #	Value Realized	Number of Securities Underlying Unexercised Options/Warrants/SARs at 1998 FY-End $#	Value of Unexercised In-the-Money Options/Warrants/ SARs at 1998 FY-End $
E. H. Hawes, II	None	None	—	$—

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 1, 2003, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

Name and Address of Beneficial Owner	Number of Shares	Percent
International Tours, Inc.(1) 13150 Coit Road Suite 125 Dallas, Texas 75240	12,886,960	52.1%

Hawes Partners(1) Shangri-La Vista Tower Route 3 Afton, Oklahoma 74331	13,122,620	52.2%

E.H. Hawes, II(1) Shangri-La Vista Tower Route 3 Afton, Oklahoma 74331	13,124,954	53.1%

Richard P. Crane, Jr.(2) 530 Wilshire Blvd., Ste. 400 Santa Monica, California 90401	1,285,556	5.2%

All Executive Officers and Directors as a Group (2) persons)(1)(2)	14,410,510	58.3%

Daryl N. Snadon(3) 15280 Addison Rd., Ste 300 Dallas, Texas 75248	2,535,673	10.2%

Mike D. Case 4200 East Skelly Drive Tulsa, Oklahoma 74135	3,000,000	12.1%

(1)	International Tours, Inc. (“International”) owns 14,886,960 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. I.T. Financial Corporation (“ITFC”) owns 235,660 shares of Common Stock of record and beneficially. Hawes Partners is a partnership owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 14,651,300 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions. Hawes Partners also beneficially owns 64.97% of ITFC and Hawes Partners and Mr. Hawes may also be deemed to beneficially own the shares owned by ITFC and such shares are reflected as being beneficially owned by each of them in the table above.

(2)	Includes vested options to acquire 1,000,000 shares.

(3)	Includes 535,666 shares pledged as collateral on a note payable to Mr. Snadon’s former wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $200,000 in consulting fees during 2002 and 2001. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes a minimum of $25,000 and up to $100,000 during fiscal 2003 for consulting services and expense reimbursements.

Loan. On August 8, 2001, Mr. Hawes borrowed $149,900 from the Company which was repaid in full during 2002. During the first half of 2002, Mr. Hawes borrowed additional amount from the Company. All but $3,464 was repaid as of December 31, 2002 with the remainder to be paid in 2003.

International Note. At December 31, 2001, International had an account payable to the Company of $6,900. At March 31, 2003, this amount was paid in full.

ITEM 13.  CONTROLS AND PROCEDURES

(a)	Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 14.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-KSB:

	1.	Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

	2.	Exhibits required to be filed by Item 601 of Regulation S-B:

3.1.1

Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (the “1986 Form 10-K”), and incorporated herein by reference.

3.1.2

Certificate of Amendment of Certificate of Incorporation of the Company dated April 18, 1994, filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”), and incorporated herein by reference.

3.1.3

Certificate of Amendment of Certificate of Incorporation of the Company effecting one-for-three reverse stock split filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.1.4

Certificate of Amendment of Certificate of Incorporation of the Company effecting name change, increase of authorized shares, authorization of Class A preferred stock and stock ownership limitations filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.1.5

Form of “Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock” creating the Series B Preferred Stock filed as Exhibit 10.1.4 to the Company’s Current Report on Form 8-K dated June 10, 1996, and incorporated herein by reference.

3.1.6

Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares filed as Exhibit 3.1.6 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

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

10.30.

Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits, and Schedules thereto) filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.

10.31	Form of Convertible Debenture

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

April 14, 2003	By:	/s/ E. H. HAWES, II, PRESIDENT

E. H. Hawes, II, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 14, 2003	/s/ E. H. HAWES, II
E.H. Hawes, II Director (Chairman)

April 14, 2003	/s/ RICHARD P. CRANE, JR.
Richard P. Crane, Jr. Director

CERTIFICATION

I, E. H. Hawes, II, certify that:

1.	I have reviewed this annual report on Form 10-KSB of North American Gaming and Entertainment Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ E. H. HAWES, II
E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

Financial Statements of North American Gaming and Entertainment Corporation

Page
Independent Auditors’ Report	F-2

Financial Statements:

Balance Sheet – December 31, 2002	F-3

Statements Of Operations – Years Ended December 31, 2002 and 2001	F-4-F-5

Statements Of Comprehensive Income – Years Ended December 31, 2002 and 2001	F-6

Statements Of Stockholders’ Equity – Years Ended December 31, 2002 and 2001	F-7

Statements Of Cash Flows – Years Ended December 31, 2002 And 2001	F-8-F-9

Notes To Financial Statements	F-10-F-19

Independent Auditors’ Report

To the Board of Directors and Stockholders North American Gaming and Entertainment Corporation

We have audited the accompanying balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) as of December 31, 2002, and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sold all of its interests in equity investments in August 2001 that raise substantial doubt about the ability to continue as a going concern. Management’s plans in regarding the continuation of the Company as a going concern are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Sartain Fischbein & Co.

March 28, 2003

Tulsa, Oklahoma

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

BALANCE SHEET

December 31,	2002
ASSETS

Current assets:

Cash	$5,364
Prepaid expenses and other	2,500
Note receivable—shareholder	3,464
Notes receivable—current portion	306,658

Total current assets	317,986

Furniture and equipment, net of accumulated depreciation	—

Other assets:

Deposits	—
Notes receivable—long-term	835,756

Total other assets	835,756

Total assets	$1,153,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of notes payable	$128,297
Accounts payable and accrued liabilities	151,405
Preferred stock dividends payable	15,003
Subordinated debentures	385,000

Total current liabilities	679,705

Commitments and contingencies

Stockholders’ Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend, 1,600,000 shares authorized, no shares issued and outstanding	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, 8,000,000 shares designated Series “B”, no shares issued and outstanding	—
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552 shares issued	417,886
Additional paid-in capital	489,214
Treasury stock, 17,083,094 shares, at cost	(489,258)
Retained earnings	56,195

To stockholders’ equity	474,037

Total liabilities and stockholders’ equity	$1,153,742

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31,	2002	2001

Costs and expenses:

General and administrative	$472,562	$540,489
Depreciation and amortization	—	9,739

Operating loss	(472,562)	(550,228)

Interest expense	(55,491)	(60,465)
Income from equity investments	—	357,181
Gain on sale of investments	—	1,142,641
Other income (expense)	54,864	(79,450)

Income (Loss) from continuing operations before provision for income taxes and extraordinary gain	(473,189)	809,679

(Provision) benefit for income taxes	7,800	(210,394)

Income (loss) from continuing operations before extraordinary gain	(465,389)	599,285
Extraordinary gain, net of taxes of $7,800	15,200	—

Net Income (Loss)	$(450,189)	$599,285

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS (CONTINUED)

Years Ended December 31,	2002	2001
Earnings (Loss) Per Share:
Basic:
Income (Loss) before extraordinary gain	($0.02)	$0.02

Extraordinary gain per share	*	*

Net Income (Loss)	($0.02)	$0.02

Diluted:

Income (Loss) before extraordinary gain	($0.02)	$0.02

Extraordinary gain per share	*	*

Net income (Loss)	($0.02)	$0.02

*	Less than $.01 per share.

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,	2002	2001
Net income (loss)	$(450,189)	$599,285

Other Comprehensive Income (Loss):
Unrealized gains (loss) on available-for-sale securities
Reclassification adjustment for (gains) losses included in net income	—	—
Included in net income, net of income taxes of $0 in 2002 and 2001	—	51,506

	—	51,506

Comprehensive income (loss)	$(450,189)	$650,791

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2001

	Class A Preferred Stock	Preferred Stock Series “B”	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, January 1, 2001	$—	$—	$417,886	$489,214	$(489,258)	$(51,506)	$(92,901)	$273,435
Net income—2001	—	—	—	—	—	—	599,285	599,285
Other comprehensive income	—	—	—	—	—	51,506	—	51,506

Balance, December 31, 2001	—	—	417,886	489,214	(489,258)	—	506,384	924,226
Net loss—2002	—	—	—	—	—	—	(450,189)	(450,189)
Balance, December 31, 2002	$—	$—	$417,886	$489,214	$(489,258)	$—	$56,195	$474,037

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(450,189)	$599,285
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	67,000	—
Depreciation and amortization	—	9,739
Deferred tax expense	—	215,128
Forgiveness of note receivable in exchange for consulting services	200,000	—
Income from equity investments	—	(357,181)
Realized gain on sale of securities and equity investments marketable securities	—	(1,142,641)
Changes in operating assets and liabilities:
Decrease in:
Advances to related parties	—	150,000
Prepaid expenses and other	24,855	51,591
Increase in:
Accounts payable and accrued liabilities	26,297	41,607

Net Cash Used In Operating Activities	(132,037)	(432,472)

Cash Flows From Investing Activities:
Advances under note receivable—other	—	(67,000)
Advances under note receivable—shareholder	(59,046)	(149,900)
Repayments of notes receivable—shareholder	5,482	—
Repayments of note receivable	295,334	62,253
Proceeds from the sale of securities and equity investments	—	815,525

Net Cash Provided By Investing Activities	241,770	660,878

Cash Flows From Financing Activities:
Repayments of amounts due to shareholder	—	(150,000)
Proceeds from subordinated debentures	—	385,000
Payments on borrowings	(110,000)	(475,000)

Net Cash Used In Financing Activities	(110,000)	(240,000)

Net Decrease In Cash	(267)	(11,594)
Cash, beginning of year	$5,631	$17,225

Cash, end of year	$5,364	$5,631

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2002	2001
Cash Paid During The Year For:
Income taxes, net of refunds receivable	$—	$—
Interest	55,490	38,913
Non-Cash Investing and Financing Activities:
Change in unrealized gain (loss) on available for sale securities, net of deferred income taxes	$—	$51,506

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

North American Gaming and Entertainment Corporation (the “Company”) was incorporated under the laws of the State of Delaware in 1969. Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC (“OM”) River Port Truck Stop, LLC (“River Port”), and Ozdon Investments, Inc. (“Ozdon”). These entities operate video poker machines located in truck stops in Louisiana. Through August 20, 2001, the Company’s ownership percentages were 24.5% of OM, 24.5% of River Port and 50% of Ozdon. Effective August 20, 2001, the Company sold its interests in OM, River Port and Ozdon (See Note 2).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue and its cash flow needs are dependent on the collection of notes receivable resulting from the sale of the video gaming interests (See Note 2). Management plans to continue operating the business and pursue various business, investment and financing opportunities.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Notes Receivable:

Notes receivable at December 31, 2002 is comprised of three notes received in conjunction with the sale of equity investments (See Note 2). These notes bear interest at variable rates based on the New York Prime rate and are receivable over 60 months commencing October 15, 2001.

Long-Lived Assets:

Long-lived assets to be held and used in the Company’s business are reviewed for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax consolidated basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated U.S. Federal tax return. OM and RPLLC are not subject to income taxes. Income or loss is required to be included in the income tax returns of the members.

Concentration:

During the year ended December 31, 2001, video poker revenues represent approximately 63% of operating revenues of its minority investment in casino operations, until sold on August 20, 2001.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses approximated fair value as of December 31, 2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes receivable and notes payable and debt issued approximate fair value as of December 31, 2002 because interest rates on these instruments approximate market interest rates.

Impact of Financial Accounting Pronouncements:

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We do not expect the adoption of FAS 146 to have a material effect on our financial position, results of operations or cashflow.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of FAS 123, “Accounting For Stock-Based Compensation.” FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). Since we apply APB 25, our accounting for stock-based compensation will not change as a result of FAS 148. FAS 148 does require certain new disclosures in both annual and interim financial statements. We do not expect the adoption of FAS 148 to have a material effect as the Company has not issued any options during 2002 and 2001, respectively.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

2.  SALE OF EQUITY INVESTMENTS

In August 2001, the Company, sold all of its interests in OM, Riverport and Ozdon for approximately $2.3 million. The sales price was approximately $800,000 in cash and approximately $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. Future principal payments on the promissory note receivable as follows:

2003	$306,658
2004	321,545
2005	337,155
2006	177,056

$1,142,414

As a result of the sale of its interests in OM, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000, which is included as a component of gain on sale of securities and investments in the accompanying statement of operations for the year ended December 31, 2001.

The Company’s share of the income of OM, Riverport and Ozdon collectively, included in operations was approximately $357,000 in 2001.

The following is a condensed unaudited combined statement of income for OM, Riverport and Ozdon for the period January 1, 2001 through August 20, 2001.

CONDENSED AND COMBINED STATEMENT OF INCOME

(UNAUDITED)

2001

Revenues	$12,794,000
Costs of revenue	(8,485,000)
General and administrative expenses	(3,167,000)

Operating income	1,142,000

Interest expense, net	(112,000)
Other income/expense, net	(282,000)
Income taxes	(20,000)

Net income	$728,000

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

3.  EARNINGS PER SHARE

The following data shows the amounts used in computing earnings (loss) per share.

	Net Income(loss) (Numerator)	Weight Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2001:
Basic earnings per common share	$599,285	24,705,458	$.02

Effect of dilutive stock options		1,980,424

Diluted earnings per common share	$599,285	26,685,882	$.02

For the Year Ended December 31, 2002:
Basic earnings (loss) per common share	$(450,189)	24,705,458	($.02)

Effect of dilutive stock options		—
Diluted earnings (loss) per common share	$(450,189)	24,705,458	($.02)

Convertible debentures for 125,000 shares of common stock have not been included in the computation of diluted earnings per share because the conversion price of $.05 is greater than the average market price of common shared for the year ended December 31, 2001 and 2002. Options for 1,000,000 shares of common stock have not been included in the computation of diluted earnings per share due to being anti-dilutive.

4.  RELATED PARTY TRANSACTIONS

During 2001, the Company loaned $149,900 to a shareholder and officer of the Company. The loan was paid in full at December 31, 2002. During 2002, the Company loaned an additional $59,046 to a shareholder and officer of the Company. As of December 31, 2002, all but $3,464 has been paid.

During 2002 and 2001 the Company paid an officer of the Company consulting fees totaling $200,000 for each year.

The Company has $230,000 of debentures outstanding with a related party.

5.  INVESTMENT SECURITIES

The Company sold investment securities in the first quarter of 2001 resulting in a loss of $85,758. During the second quarter of 2001, the Company obtained a release of the pledged securities from the debt holder and sold the additional investment securities for a loss of $37,222. The total loss on sale of investment securities totaling approximately $123,000 is included in the gain on the sale of investments in the accompanying statements of operation for the year ended December 31, 2001.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

6.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

	Years Ended December 31,
	2002	2001

Current—Federal	$—	$—
Current—State	—	(4,734)
Deferred	—	215,128

	$—	$210,394

Components of the net deferred tax asset at December 31, 2002 are as follows:

Deferred tax assets:
Net operating loss carry-forwards	$454,000
Less—valuation allowance	(454,000)

$ —

At December 31, 2002, the Company had a net operating loss carry-forward available for Federal income tax purposes of approximately $1,300,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carry-forwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $327,000 plus unexpired and unused limitations from prior years. The amounts of operating loss carry-forwards expire in varying amounts through 2022. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided.

The following is a reconciliation of the U.S. statutory tax rate to the Company’s effective rate for the years ended December 31, 2002 and 2001:

	2002	2001

Statutory rate	34.0%	34.0%
Change in deferred tax asset valuation allowance	(34.0)	—
Income from equity investment not taxed at Company’s level	—	(1.0)
State income taxes	—	2.0
Other	—	—

Company’s effective rate	0%	26.0%

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

7.  NOTES PAYABLE

December 31, 2002
Notes payable to certain stockholders, interest at 9%, payable in 2001. The notes are unsecured and were in default at December 31, 2002.	$18,297

Note payable to individuals, interest at 9%, payable in quarterly installments of $27,500, plus interest beginning April 1, 2001 until maturity in 2003.	110,000

Total	$128,297

The note payable to individuals was issued in conjunction with the purchase of treasury stock and debt settlement. The debt totaling $128,297 is all due in 2003.

8.  SUBORDINATED CONVERTIBLE DEBENTURES

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate, are due in full on June 1, 2003, of which $125,000 are convertible into common stock at $0.5 per share. The debentures are subordinated to notes payable and have a principal balance of $385,000 at December 31, 2002

During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in the recognition of an extraordinary gain of approximately $15,200, net of income tax expense of $7,800 in July 2002.

9.  PURCHASE OPTION AGREEMENT

On April 26, 2001, the Company entered into an option agreement with Energy Transfer Group, LLC (“ETG”). The Company paid ETG $250,000 as the option price for the option to acquire ETG Communications, Inc. (“Communications”) from ETG. The option expired on August 1, 2001, and the parties have ceased negotiations toward a transaction. The $250,000 has been included in other accompanying statement of operations for the year ended December 31, 2001.

10.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Cash:

The Company cash balances with financial institutions are insured up to $100,000 for each account.

Lease:

The Company occupies office space under a 6 month operating lease which commenced in November 2002 and terminates in April 2003. Rent expense for the years ended December 31, 2002 and 2001 totals approximately $62,000 and $58,500, respectively.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

Litigation:

During 2000, the Company became involved in litigation that was resolved in August 2001. Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the “Settlement Agreement”) with the other parties to the lawsuits, together with certain related parties thereof (the “OMO Group”) settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of (i) all of the Company’s interest in OM, (ii) all of the Company’s interest in River Port and, (iii) the Company’s 50% ownership interest in Ozdon, as described in Note 2. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to E.H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of $125,000. The Settlement Agreement also includes a non-competition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which OM or River Port currently own or operate truck stops.

In the opinion of management, there are no other contingent claims or litigation against the Company which would materially affect its consolidated financial position.

11.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with attributes as determined by the Board of Directors.

The Board of Directors designated a series of preferred stock, Preferred Stock Series “B”. The maximum shares under the series is 8,000,000. The Preferred Stock Series B has a par value of $.01, accrues no dividends and converts on a 1 to 1 basis into common stock.

The Company has also authorized 1,600,000 shares of Class A Preferred Stock. The Class A Preferred Stock has a par value of $3.00, bears a 10% annual cumulative dividend, payable monthly and is convertible into common stock on a 6.4 to 1 basis.

Stock Options

In January 2000, the Company granted two directors stock options, whereby each may acquire 1,000,000 shares of common stock, at an exercise price of $.03125 per share. The shares were fully vested as of the date of grant and expire five years from the date of grant. The Company recognized compensation expense at the date of grant of $22,255 related to services provided, based on the fair value of the options on the measurement date, which is the date a commitment for performance is reached or performance is complete. In November of 2002, one director resigned as a director of North American Gaming and Entertainment Corporation upon which time the 1,000,000 option was cancelled.

No options to purchase the Company’s stock were issued during 2002.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

The following is a table of options granted:

	Shares Under Option	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2000	3,000,0000	.03 – .30	12
Granted	—	—	—
Expired	(1,000,000)	.30	.30

Balance, December 31, 2001	2,000,000	$.03	$.03

Granted	—	—	—
Cancellation	(1,000,000)	$.03	$.03

Balance, December 31, 2002	1,000,000	$.03	$.03

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” for employee stock options. There is no proforma effect in 2002 or 2001 as the Company granted no options to employees during those years.

12.    EMPLOYEE BENEFIT PLAN

The Company had a 401(k) defined contribution plan which was terminated effective December 31, 2001. The Company made no discretionary contributions for the years ended December 31, 2002 and 2001.

13.    SUBSEQUENT EVENT

During March 2003 the Company sold one of its notes receivable to a debenture holder. The note had an outstanding balance of approximately $186,000 at December 31, 2002 and was sold for cash proceeds of approximately $88,000 and cancellation of the $62,500 outstanding debenture.