Form 10QSB
period 2003-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2003-05-20
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(972) 671 - 1133

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2003: 24,631,587

Transitional Small Business Disclosure Format (Check One):	Yes ☐ No ☒

Check whether registrant is an accelerated filer	Yes ☐ No ☒

NORTH AMERICAN GAMING AND ENTERTAINMENT

    CORPORATION

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:

Cash	$69,067	$5,364
Prepaid expenses and other	2,500	2,500
Note receivable – shareholder	—	3,464
Notes receivable – current portion	259,719	306,658

Total current	331,286	317,986

Other assets:

Notes receivable – long-term	633,405	835,756

Total other assets	633,405	835,756

Total assets	$964,691	$1,153,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$100,797	$128,297
Accounts payable and accrued liabilities	97,165	151,405
Preferred stock dividends payable	15,003	15,003
Subordinated debentures	322,500	385,000

Total Current Liabilities	$535,465	$679,705

Commitments and contingencies

Stockholders’ Equity:
Class A preferred stock, $3.00 par value, 10% annual cumulative dividend, 1,600,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, 8,000,000 shares designated Series B, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552 shares issued	417,886	417,886
Additional paid-in capital	489,214	489,214
Treasury stock, 17,157,494 shares, at cost	(489,258)	(489,258)
Retained earnings	11,384	56,195

Total stockholders equity	429,226	474,037

Total liabilities and stockholders’ equity	$964,691	$1,153,742

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT

    CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002

Costs and expenses:

General and administrative expenses	$35,537	$108,658

Operating loss	(35,537)	(108,658)

Interest expense	(12,040)	(15,413)
Loss on sale of accounts receivable	(10,508)	—
Other income	13,274	12,283

Loss before provision for income taxes	(44,811)	(111,788)

Provision for income taxes	—	—

Net loss	$(44,811)	$(111,788)

Basic Loss Per Share	*	*

Basic weighted average shares outstanding	24,680,691	24,705,458

*Less than $.01 per share

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT

    CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(44,811)	$(111,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of notes receivable	10,508	—
Forgiveness of note receivable in exchange for consulting services	—	37,475
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other	—	17,392
Increase (decrease) in:
Accounts payable and accrued liabilities	(41,311)	1,372

Net Cash Used In Operating Activities	(75,614)	(55,549)

Cash Flows From Investing Activities:
Proceeds from sale of notes receivable	88,046	—
Repayments of note receivable shareholder	3,464	6,000
Repayments of note receivable	75,307	74,694

Net Cash Provided By Investing Activities	166,817	80,694

Cash Flows From Financing Activities:
Payments on notes payable	(27,500)	(27,500)

Net Cash Used In Financing Activities	(27,500)	(27,500)

Net Increase (Decrease) In Cash	63,703	(2,355)

Cash, beginning of period	5,364	5,631

Cash, end of period	$69,067	$3,276

Cash paid during the period for:

Interest	$7,880	$4,986

Non-Cash Activities:
Sale of notes receivable in exchange for forgiveness of debentures and accrued interest	$75,429	$—

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT

    CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

Results for the three months ended March 31, 2003 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

2. EARNINGS PER SHARE

The computation of earnings per share for the three months ended March 31, 2003 does not include the effect on common stock for convertible debentures for 125,000 shares of common stock due to the conversion price of $.05 being greater than the average market price of common shares for the period March 31, 2003, nor the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.

3. RELATED PARTY

During 2002, the Company loaned an additional $59,046 to a shareholder and officer of the Company. As of March 31, 2003, this amount has been paid in full.

The Company has $230,000 of debentures owed to a related party. The Company paid $6,050 of interest on these debentures to the related party during the quarter ended March 31, 2003.

NORTH AMERICAN GAMING AND ENTERTAINMENT

    CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31,2002

4. Note Receivable

Notes receivable at December 31, 2002 were comprised of three notes received in conjunction with the sale of equity investments. These notes bear interest at variable rates on the New York Prime rate and are receivable over 60 months commencing October 15, 2001. During the quarter ended March 31, 2003, the Company sold one of its notes receivable to a debenture holder. The note had an outstanding balance of approximately $174,000 at the date of sale and was sold for cash proceeds of approximately $88,000 and cancellation of the $62,500 outstanding debenture and related interest, which resulted in a loss of approximately $10,500.

5. Debentures

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate, are due in full on June 1, 2003, of which $125,000 are convertible into common stock at $0.5 per share. The debentures are subordinated to notes payable and have a principal balance of $322,500 at March 31, 2003. The Company made interest payments on debentures of $6,050 during the quarter ended March 31, 2003.

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

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The debentures are due in full on June 1, 2003, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity. During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in an extraordinary gain of approximately $23,000. As of December 31, 2002, the Company has paid $19,000 of the approximate $61,000 of interest accrued as of that date. As of March 31, 2003, these debentures have a principal balance of $322,500 (see Note 4).

General Condition. The Company ended the quarter with $69,067 in cash and other current assets of $262,219. Other current assets include current portion of notes receivable totaling $269,719, and prepaid expenses and other of $2,500. Total liabilities were $535,465 at March 31, 2003. Current liabilities of $535,465 consist of accounts payable and accrued liabilities of $97,165, current portion of long-term notes payable of $97,165, and preferred stock dividends payable of $15,003, subordinated debentures totaling $322,500.

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

The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes resulting from the sale of assets and additional borrowings from the Company’s traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Operating Income (Expense)

The Company recorded a loss from operations of $35,537 during the three months ended March 31, 2003, compared to a loss from operations of $108,658 for the three months ended March 31, 2002. The decrease in the loss from operations for the three months ended March 31, 2003 as compared to the loss from operations for the three months ended March 31, 2002 is due to the reduction in administrative costs and overhead.

During the three months ended March 31, 2003, the Company incurred general and administrative costs of $35,537 compared to $108,658 during the three months ended March 31, 2002.

Interest Expense

The Company incurred interest expense of $12,040 for the three months ended March 31, 2003, compared to $15,413 for the three months ended March 31, 2002.

Interest Income and Other Income (Expense)

The Company recorded other income of $13,274 for the quarter March 31, 2003, related to interest income on notes receivable compared to other income of $12,283 for the quarter ended March 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

a)	Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b)	There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Forward Looking Statements

Certain statements contained in this Report on Form 10-QSB, including statements of the Company’s current expectations, intentions, plans and beliefs, and statements containing the words “believes”, “anticipates,” “estimates,” “expects,” or “may,” are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements.

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

10.31	Form of Convertible Debenture

*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

b)	Reports on Form 8–K

None.

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GAMING AND

ENTERTAINMENT CORPORATION

May 20, 2003	By:	/s/ E. H. Hawes, II, President
E. H. Hawes, II, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer

CERTIFICATION

I, E. H. Hawes, II, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of North American Gaming and Entertainment Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 20, 2003

/s/ E. H. Hawes, II

E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer