Form 10QSB
period 2003-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2003-08-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(972) 671-1133

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2003:  24,631,058

Transitional Small Business Disclosure Format (Check One):    Yes  ☐        No  ☒

Check whether registrant is an accelerated filer                            Yes  ☐        No  ☒

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
Current assets:

Cash	$20,641	$5,364
Prepaid expenses and other	2,500	2,500
Note receivable – shareholder	—	3,464
Notes receivable – current portion	268,814	306,658

Total current	291,955	317,986

Notes receivable – long-term	560,530	835,756

Total assets	$852,485	$1,153,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$73,297	$128,297
Accounts payable and accrued liabilities	72,441	151,405
Preferred stock dividends payable	15,003	15,003
Subordinated debentures	318,952	385,000

Total Current Liabilities	$479,693	$679,705

Commitments and contingencies

Stockholders’ Equity:

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend, 1,600,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, 8,000,000 shares designated Series B, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,552 shares issued	417,886	417,886
Additional paid-in capital	489,214	489,214
Treasury stock, 17,157,494 shares, at cost	(489,258)	(489,258)
Retained earnings (accumulated deficit)	(45,050)	56,195

Total stockholders equity	372,792	474,037

Total liabilities and stockholders’ equity	$852,485	$1,153,742

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Costs and expenses:

General and administrative expenses	$55,626	$90,988	$91,163	$199,646

Operating loss	(55,626)	(90,988)	(91,163)	(199,646)

Interest expense	(11,162)	(13,064)	(23,202)	(28,477)
Loss on sale of accounts receivable	—	—	(10,508)	—
Interest income	10,354	15,817	23,628	28,100

Loss before provision for income taxes	(56,434)	(88,235)	(101,245)	(200,023)

Provision for income taxes	—	—	—	—

Net loss	$(56,434)	$(88,235)	$(101,245)	$(200,023)

Basic Loss Per Share	*	*	*	*

Basic weighted average shares outstanding	24,631,058	24,705,458	24,631,058	24,705,458

*	Less than $.01 per share

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(101,245)	$(200,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad Debt Expense	—	33,500
Loss on sale of notes receivable	10,508	—
Forgiveness of note receivable in exchange for consulting services	—	74,950
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other	—	21,509
Increase (decrease) in:
Accounts payable and accrued liabilities	(52,693)	16,104

Net Cash Used In Operating Activities	(143,430)	(53,960)

Cash Flows From Investing Activities:
Proceeds from sale of notes receivable	88,046	—
Increase in note receivable shareholder	—	(40,553)
Repayments of note receivable shareholder	3,464	6,000
Repayments of note receivable	139,087	146,853

Net Cash Provided By Investing Activities	230,597	112,300

Cash Flows From Financing Activities:
Payments on notes payable	(55,000)	(55,000)
Payment on debentures	(16,890)	—

Net Cash Used In Financing Activities	(71,890)	(55,000)

Net Increase In Cash	15,277	3,340

Cash, beginning of period	5,364	5,631

Cash, end of period	$20,641	$8,971

Cash paid during the period for:

Interest	$10,941	$9,332

Non-Cash Activities:
Sale of notes receivable in exchange for forgiveness of debentures and accrued interest	$75,429	$—

Transfer of accrued interest payable to subordinated debenture	$13,342	$—

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

2. EARNINGS PER SHARE

The computation of earnings per share for the six months ended June 30, 2003 does not include the effect on common stock for convertible debentures for 62,500 shares of common stock due to the conversion price of $.05 being greater than the average market price of common shares for the period June 30, 2003, nor the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.

3. RELATED PARTY

During the year ended December 31, 2002, the Company loaned an additional $59,046 to a shareholder and officer of the Company. As of June 30, 2003, this amount has been paid in full.

The Company has approximately $240,000 of subordinated debentures owed to a related party as of June 30, 2003. The Company paid $34,160 of interest and $16,890 of principal on these debentures to the related party during the six months ended June 30, 2003.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

4. Note Receivable

Notes receivable at December 31, 2002 were comprised of three notes received in conjunction with the sale of equity investments. These notes bear interest at variable rates on the New York Prime rate and are receivable over 60 months commencing October 15, 2001. During the quarter ended March 31, 2003, the Company sold one of its notes receivable to a subordinated debenture holder. The note had an outstanding balance of approximately $174,000 at the date of sale and was sold for cash proceeds of approximately $88,000 and cancellation of the $62,500 outstanding debenture and related interest of approximately $13,000, which resulted in a loss of approximately $10,500.

5. Debentures

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The Company had sold $385,000 of debentures as of December 31, 2002. During the six months ended June 30, 2003, the Company cancelled $62,500 of the outstanding debentures in exchange for a note receivable (Note 4) and renewed the remaining $322,500 debentures until June 2004. The debentures require quarterly interest only payments at a 10% rate. $62,500 of the outstanding debentures at June 30, 2003 is convertible into common stock at $0.05 per share. The debentures are subordinated to notes payable and have a principal balance of $318,952 at June 30, 2003. The Company made interest payments on debentures of $34,160 and discretionary principal payments on debentures of $16,890 during the six months ended June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC (“Operator”), River Port Truck Stop, LLC (“River Port”), and Ozdon Investments, Inc. (“Ozdon”) that operate video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the “Settlement Agreement”) with certain parties (the “OMO Group”) settling three pending lawsuits against the OMO Group. In addition to mutual releases of all parties, the Settlement Agreement provided for the sale by the Company of all of the Company’s interest in the three operating Companies: Operator, River Port and Ozdon. The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The Company had sold $385,000 of debentures as of December 31, 2002. During the six months ended June 30, 2003, the Company cancelled $62,500 of the outstanding debentures in exchange for a note receivable and renewed the remaining $322,500 debentures until June 2004. The debentures require quarterly interest only payments at a 10% rate, and $62,500 of the outstanding debentures at June 30, 2003 are convertible into common stock at $0.05 per share. The debentures are subordinated to notes payable and have a principal balance of $318,952 at June 30, 2003. The Company made interest payments on debentures of $34,160 and discretionary principal payments on debentures of $16,890 during the six months ended June 30, 2003.

General Condition. The Company ended the quarter with $20,641 in cash and other current assets of $271,314. Other current assets include current portion of notes receivable totaling $268,814, and prepaid expenses and other of $2,500. Total liabilities were $479,693 at June 30, 2003. Current liabilities of $479,693 consist of accounts payable and accrued liabilities of $59,983, current portion of long-term notes payable of $73,297, preferred stock dividends payable of $15,003, and subordinated debentures totaling $318,952.

The Company reported cash used in operating activities for the six months ended June 30, 2003 of approximately $143,000 related primarily to the net loss and decrease in accounts payables. The Company received cash flows from investing activities of approximately $230,000 related to cash collected on notes receivable and the sale of a note receivable. The Company made principal payments on notes payable of $55,000 and principal payments in subordinated debentures of $16,890 during the six months ended June 30, 2003.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

Operating Income (Expense)

The Company recorded a loss from operations of $101,245 during the six months ended June 30, 2003, compared to a loss from operations of $200,023 for the six months ended June 30, 2002. The decrease in the loss from operations for the six months ended June 30, 2003 as compared to the loss from operations for the six months ended June 30, 2002 is due to the reduction in administrative and overhead costs.

During the six months ended June 30, 2003, the Company incurred general and administrative costs of $91,163 compared to $199,646 during the six months ended June 30, 2002.

Interest Expense

The Company incurred interest expense of $23,202 for the six months ended June 30, 2003, compared to $28,477 for the six months ended June 30, 2002.

Interest Income and Other Income (Expense)

The Company recorded other income of $23,628 for the quarter June 30, 2003, related to interest income on notes receivable compared to other income of $28,100 for the quarter ended June 30, 2002.

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

PART II – OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits required to be filed by Item 601 of Regulation S–B:

3.1.1	Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1986 (the “1986 Form 10–K”), and incorporated herein by reference.

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company dated April 18, 1994, filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1993 (the “1993 Form 10–K”), and incorporated herein by reference.

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company effecting one–for–three reverse stock split filed as Exhibit 3.1 to the Company’s Current Report on Form 8–K dated October 17, 1994, and incorporated herein by reference.

3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company effecting name change, increase of authorized shares, authorization of Class A preferred stock and stock ownership limitations filed as Exhibit 3.2 to the Company’s Current Report on Form 8–K dated October 17, 1994, and incorporated herein by reference.

3.1.5	Form of “Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock” creating the Series B Preferred Stock filed as Exhibit 10.1.4 to the Company’s Current Report on Form 8–K dated June 10, 1996, and incorporated herein by reference.

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 100,000,000 shares filed as Exhibit 3.1.6 to the Quarterly Report on Form 10–QSB for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

10.26	Settlement Agreement dated April 1, 2000 between the Company and various holders of subordinated debentures and common stock filed as Exhibit 10.26 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.27	Settlement Agreement dated January 1, 2001, but to be effective as of December 1, 2000, between the Company and various holders of subordinated debentures and common stock filed as Exhibit 10.27 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.28	Promissory Note in the amount of $550,000 dated as of December 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.27, and filed as Exhibit 10.28 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.29	Promissory Note in the amount of $175,000 dated April 1, 2000 and executed in connection with the Settlement Agreement filed as Exhibit 10.26, and filed as Exhibit 10.29 to the Company’s Annual Report on Form 10 KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.30	Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits, and Schedules thereto) filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.

10.31	Form of Convertible Debenture

*31.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8–K

None.

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GAMING AND

ENTERTAINMENT CORPORATION

August 14, 2003	By:	/s/ E. H. Hawes, II, President
E. H. Hawes, II, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)