Form 10QSB
period 2003-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2003-11-14
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended September 30, 2003

[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
        ----------------------------------------------------------------

                    Delaware               	75-2571032
               -------------------------    -----------------------
       (State or other jurisdiction of(IRS Employer Identification No.) incorporation or organization)

                13150 Coit Road, Suite 125, Dallas, Texas 75240
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                (972) 671-1133
                          --------------------------
                          (Issuer's telephone number)

Check  whether  the  issuer  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         [X] YES    [ ] NO

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 2003: 24,631,058

Traditional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Check whether registrant is an accelerated filer      Yes [ ] No [X]

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS
                                                	September 30,     December 31,
                                                    	   2003               2002
                                                  	(UNAUDITED)
ASSETS
Current assets:

Cash  						      $    11,370         $     5,364
Prepaid expenses and other    			    	    1,500   	        2,500
Accounts receivable -other			    	    6,000                   -
Note receivable - shareholder			        	-	        3,464
Notes receivable - current portion                	  259,040	      306,658
						       ----------	   ----------
Total current assets   				  	  277,910	      317,986
						       ----------	   ----------

Notes receivable - long-term			  	  485,899	      835,756
						       ----------	   ----------
Total assets					      $   763,809   	  $ 1,153,742
						       ==========	   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable		      $    45,797         $   128,297
Accounts payable and accrued liabilities		   88,747             151,405
Preferred stock dividends payable		           15,003              15,003
Subordinated debentures   			   	  284,778  	      385,000
						       ----------	   ----------
Total Current Liabilities			      $   434,325         $   679,705

Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10%
   Annual cumulative  dividend,  1,600,000 shares
   authorized, no shares  issued  and  outstanding		-             	    -
Preferred stock, $.01 par value, 10,000,000  shares
   authorized,8,000,000 shares designated Series
   B, no shares issued and outstanding				-              	    -
Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued			  417,886	      417,886
Additional paid-in capital			          489,214             489,214
Treasury stock, 17,157,494 shares, at cost   	        (489,258)  	    (489,258)
Retained earnings (deficit)  				 (88,358)              56,195
						       ----------	   ----------
Total stockholders equity (deficit)   			  329,484             474,037
						       ----------	   ----------

Total liabilities and stockholders' equity	       $  763,809   	  $ 1,153,742
						       ==========	   ==========

                                       1
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)


								    NINE MONTHS                   THREE MONTHS
								ENDED SEPTEMBER  30,          ENDED SEPTEMBER 30,
								-------------------	      --------------------
         							2003           2002          2003              2002

COSTS AND EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES		      $   138,289	$   321,004     $  47,126	$   121,927
DEPRECIATION AND AMORTIZATION					- 		  -	        -	         -
							---------	  ---------	---------        ----------
OPERATING LOSS						(138,289)         (321,004)      (47,126)         (121,927)

INTEREST EXPENSE					 (25,474)          (39,313)       (2,272)          (10,836)
LOSS ON SALE OF INVESTMENTS				 (11,734)                 -             -                 -
MANAGEMENT FEES							-                 -       (1,226)            17,204
INTEREST INCOME AND OTHER INCOME (EXPENSE)		   30,944            40,821         7,316         ( 12,720)
INCOME(LOSS)FROM OPERATIONS BEFORE PROVISION FOR	---------	  ---------	---------        ----------
INCOME TAXES AND EXTRAORDINARY GAIN			(144,553)          (319,496)     (43,308)         (120,042)

INCOME TAXES(EXPENSE)BENEFIT					-              7,800            -             7,800
							---------	  ----------	---------        ----------
INCOME(LOSS)FROM OPERATIONS BEFORE EXTRAORDINARY GAIN	(144,553)          (311,696)     (43,308)         (112,242)

EXTRAORDINARY GAIN, NET OF TAXES OF $7,800			-             15,200            -            15,200
							---------	  ----------	---------        ----------
NET LOSS					      $ (144,553)        $ (296,496)   $ (43,308)       $  (97,042)
							=========	  ==========	=========	 ==========


*LESS THAN $.01 PER SHARE			      $ 	*    	 $    (0.01)    $        *      $         *
							=========	  ==========	 =========	 ==========

                                       2
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
									     Nine Months Ended September
									     ---------------------------
                                                     				2003               2002

Cash Flows From Operating Activities:
Net loss								 $ (144,553)  	    $ (296,496)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Bad Debt Expense								   -             33,500
      Loss on sale of notes receivable					      11,734                  -
      Forgiveness of note receivable in exchange for
         consulting services							   -           	137,475
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Prepaid expenses and other					      1,000             21,609
      Accounts receivable - other					     (6,000)                  -
   Increase (decrease) in:
   Accounts payable and accrued liabilities				    (42,387)             20,247
									   ---------	      ---------
Net Cash Used In Operating Activities					   (174,206)           (83,665)
									   ---------	      ---------
Cash Flows From Investing Activities:
   Proceeds from sale of notes receivable				     107,246                  -
   Increase in note receivable shareholder					   -           (59,046)
   Repayments of note receivable shareholder				       3,464              6,000
   Repayments of note receivable 				             203,066            220,396
									   ---------	      ---------
Net Cash Provided By Investing Activities			 	     313,776            167,350
									   ---------	      ---------
Cash Flows From Financing Activities:
   Payments on notes payable						    (82,500)           (82,500)
   Payments on debentures						    (51,064)                  -
									   ---------	      ---------
Net Cash Used In Financing Activities					   (133,564)	       (82,500)
									   ---------	      ---------
Net Increase In Cash						               6,006              1,185

Cash, beginning of period						       5,364              5,631
									   ---------	      ---------

Cash, end of period							  $   11,370         $    6,816
									   =========	      =========
Cash paid during the period for:

   Interest								  $   13,482         $    6,000
									   =========	      =========
Non-Cash Activities:
   Sale of notes receivable in exchange for forgiveness
      of debentures and accrued interest				  $   75,429         $        -
									   =========	      =========
Transfer of accrued interest payable to subordinated
debenture								  $   13,342	     $        -
									   =========	      =========

                                       3
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

Results for the three months ended September 30, 2003 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


2.  EARNINGS PER SHARE

The computation of earnings per share for the nine months ended September 30, 2003 does not include the effect on common stock for convertible debentures for 62,500 shares of common stock due to the conversion price of $.05 being greater than the average market price of common shares for the period September 30, 2003, nor the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.


3.  RELATED PARTY

During 2002, the Company loaned an additional $59,046 to a shareholder and officer of the Company. As of September 30, 2003, this amount has been paid in full.

The Company has approximately $210,000 of debentures owed to a related party at September 30, 2003. The Company paid approximately $18,000 of interest on these debentures to the related party during the nine months ended September 30, 2003.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


4.  Note Receivable

Notes receivable at December 31, 2002 were comprised of three notes in conjunction with the sale of equity investments. These notes bear interest at variable rates on the New York prime and are receivable over the 60 months commencing October 15, 2001. During the quarter ended March 31, 2003 the Company sold one of its notes receivable to a subordinated debenture holder. The note had an outstanding balance of approximately of $174,000 at the date of sale and was sold for cash proceeds of approximately $88,000 and cancellation of the $62,500 outstanding debenture and related interest of approximately $13,000, which resulted in a loss of approximately $10,500. During the quarter ended September 30, 2003, the Company sold another of its notes receivable. The note had an outstanding balance of approximately $20,400 at the date of sale and was sold for cash proceeds of $19,200, which resulted in a loss of approximately $1,200.

5.  Accounts Receivable - Other

During September 2003 the Company advanced $6,000 to an unrelated limited liability company ("L.L.C.") as the Company is negotiating towards a participation interest in the LLC. The Company advanced an additional $9,000 to the LLC subsequent to September 30, 2003.

6.  Debentures

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest payments only at a 10% rate. The debentures were due in full on June 1, 2003, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity. During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in an extraordinary gain of approximately $23,000. As of December 31, 2002, the Company has paid $19,000 of the approximate $61,000 of interest accrued as of that date. As of September 30, 2003, these debentures have a principal balance of $285,000.

7.  Subsequent Event

During October 2003, the Company sold the remaining note receivable related to the sale of equity investments for proceeds of approximately $673,542, which resulted in a loss of approximately $50,200.

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

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The debentures were due in full on June 1, 2003, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity. During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in an extraordinary gain of approximately $23,000. As of December 31, 2002, the Company has paid $19,000 of the approximate $61,000 of interest accrued as of that date. As of September 30, 2003, these debentures have a principal balance of $285,000 (see Note 6).

General Condition. The Company ended the quarter with $11,370 in cash and other current assets of $266,540. Other current assets include current portion of notes receivable totaling $259,040, demand note receivable totaling $6,000 and prepaid expenses and other of $1,500. Total liabilities were $439,325 at September 30, 2003. Current liabilities of $434,325 consist of accounts payable and accrued liabilities of $88,747, current portion of long-term notes payable of $45,797, preferred stock dividends payable of $15,003, and subordinated debentures totaling $284,778.

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

The Company will seek to meet its liquidity needs primarily through cash flow from payments on the promissory notes resulting from the sale of assets and additional borrowings from the Company's traditional lending sources. While the Company believes it will be able to generate and obtain the necessary capital to meet such needs, there can be no assurance that all of such capital will be available on terms acceptable to the Company.


RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.


Operating Income (Expense)

The Company recorded a loss from operations of $(144,553) during the nine months ended September 30, 2003, compared to a loss from operations of $(296,496) for the nine months ended September 30, 2002. The decrease in the loss from operations for the nine months ended September 30, 2003 as compared to the loss from operations for the nine months ended September 30, 2002 is due to the reduction in administrative costs and overhead.

During the nine months ended September 30, 2003, the Company incurred general and administrative costs of $138,289 compared to $321,004 during the nine months ended September 30, 2002.


Interest Expense

The Company incurred interest expense of $25,474 for the nine months ended September 30, 2003, compared to $39,313 for the nine months ended September 30, 2002.

Interest Income and Other Income (Expense)

The Company recorded other income of $30,944 for the quarter September 30, 2003, related to interest income on notes receivable compared to other income of $40,821 for the quarter ended September 30, 2002.


ITEM 3.  CONTROLS AND PROCEDURES

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.


Forward Looking Statements

Certain statements contained in this Report on Form 10-QSB, including statements of the Company's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates," "estimates," "expects," or "may," are forward-looking statements, as defined in
Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required to be filed by Item 601 of Regulation S-B:

3.1.1 Certificate of Incorporation of the Company, as amended, filed as Exhibit
      3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (the "1986 Form 10-K"), and incorporated herein by reference.

3.1.2Certificate of Amendment of Certificate of Incorporation of the Company dated April 18, 1994, filed as Exhibit 3.1.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), and incorporated herein by reference.

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

b)     Reports on Form 8-K

       None.





   *  Filed herewith

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NORTH AMERICAN GAMING AND
                           ENTERTAINMENT CORPORATION


November 14, 2003                         /s/ E. H. Hawes, II,
                                        -------------------------------------
                                        E. H. Hawes,  II,  President
                                        and Chief Executive Officer
                                        (Principal Executive Officer
                                        and Principal Financial and
                                        Accounting Officer)

Exhibit 31.1

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

   (a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, process, summarize and report financial information; and

   (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 Date:  November 14, 2003

/s/ E. H. Hawes, II
-------------------------------
E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ E.H.HAWES, II
------------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

NOVEMBER 14, 2003