Form 10KSB
period 2003-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2004-04-14
CIK 29952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

 [X] ANNUAL  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

 [ ] TRANSITION  REPORT  PURSUANT TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period_______________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicated by check mark whether the Issuer is an Accelerated Filer (as defined in Code 12b-2 of the Act). YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 24, 2003, the registrant had outstanding 24,631,587 shares of par value $.01 common stock.

THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter $1,235,273.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                        1
================================================================================

TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS                                            3
ITEM 2.  DESCRIPTION OF PROPERTY                                            5
ITEM 3.  LEGAL PROCEEDINGS                                                  5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6
ITEM 7.  FINANCIAL STATEMENTS                                               9
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                           9

ITEM 8a. CONTROLS AND PROCEDURES                                            9

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 10
ITEM 10. EXECUTIVE COMPENSATION                                            11
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    12
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    13
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                  13
ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES                          14

                                        2
================================================================================

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

Future Business

The operations and ownership interests of the Company described above ceased with the August 20, 2001 settlement, and the Company is no longer pursuing any business in the gaming industry. The Company currently has no sources of revenue. See Item 6, Management's Discussion and Analysis or Plan of Operations.

The Company's principal business currently is to locate and consummate a merger or acquisition with or investment with a private entity. Because of the Company's current status having insubstantial assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience dilution, resulting in a change in control of the Company.

The Company is obligated to file with the Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to file these periodic reports under the Securities Exchange Act of 1934. The Company does not maintain a website or otherwise post any of its reports on the Internet.

Business of Issuer. There can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Management plans to investigate, research and, if justified, potentially acquire or merge with or make an investment in one or more businesses or business opportunities.

Sources of Business Opportunities. The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. To date, the Company has not engaged nor any prospective consultants or these purposes. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded.

                                        3
================================================================================

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

In March 2004, the Company signed a Convertible Secured Promissory Note with US Daylighting, L.L.C. Under the terms of the Note the Company is to advance $150,000 in return for monthly interest of 9.0%. The Company can advance a further $150,000 within 90 days and has the option to convert the full $300,000 advance into a 25.0% interest in the L.L.C. The note is payable within six months of demand being made by the Company. The note is secured by various membership interests in the L.L.C.

                                        4
================================================================================

In February and March 2004 the Company advanced a total of $125,000 to Techlite, Inc., a publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be paid back in the short-term.

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

In March 2004, the Company signed a Convertible Secured Promissory Note with US Daylighting, L.L.C. Under the terms of the Note the Company is to advance $150,000 in return for monthly interest of 9.0%. The Company can advance a further $150,000 within 90 days and has the option to convert the full $300,000 advance into a 25.0% interest in the L.L.C. The note is payable within six months of demand being made by the Company. The note is secured by various membership interests in the L.L.C.

In February and March 2004 the Company advanced a total of $125,000 to Techlite, Inc.

Employees

As of December 31, 2003, the Company had no employees and retained one full time and one part time worker on contract and one consultant.

ITEM 2.    PROPERTIES

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board and in the OTC "pink sheets" under the trading symbol "NAGM.OB". Consequently, there is currently no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

         CALENDAR YEARS                                     BID PRICE
                                                            ---------
                                   BY QUARTER          HIGH           LOW
                                   ----------        ---------     ---------
              2003                  First            $    0.01     $    0.01
                                    Second                0.01          0.01
                                    Third                 0.04          0.01
                                    Fourth                0.04          0.03
              2002                  First            $    0.03     $    0.03
                                    Second                0.03          0.03
                                    Third                 0.05          0.03
                                    Fourth                0.03          0.01

                                        5
================================================================================

At December 31, 2003, the Company had approximately 3,077 common stockholders of record.

The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares were outstanding. As of December 31, 2003, the Company is in arrears on dividends on its former outstanding Class A Preferred Stock in the amount of $15,003. All other former holders of the Class A Preferred Stock has entered into settlement agreements with the Company pursuant to which their accrued dividends were cancelled.

As of December 31, 2003, all but $18,297 of the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock had been redeemed by the Company pursuant to various settlement agreements entered into with the holders of the subordinated debentures.

There were no redemptions of the  Company's stock for the  fourth  quarter 2003.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------
                                               (a)            (b)              (c)
--------------------------------------------------------------------------------------------
                                                                               Number of
                                                                               securities
                                               Number of                       remaining for
                                               securities                      future
                                               to be          Weighted-        issuance
                                               isssued        average          under equity
                                               upon           exercise         compensation
                                               exercise of    price of         plans
                                               outstanding    outstanding      (excluding
                                               options,       options,         securities
                                               warrants       warrants         reflected in
Plan Category                                  and rights.    and rights.      column (a)
--------------------------------------------------------------------------------------------
Equity compensation                            None           N/A              N/A
plans approved by
security holders
--------------------------------------------------------------------------------------------
Equity compensation                            1,000,000      $  .03125        None
plans not approved
by security holders
--------------------------------------------------------------------------------------------
TOTAL                                          1,000,000      $  .03125
--------------------------------------------------------------------------------------------

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Sales of Assets. As described in Item 1--"Description of Business -- Effective August 20, 2001, the Company entered into a definitive Purchase, Release, Settlement and Indemnity Agreement (the "Settlement Agreement") with the other parties to the lawsuits, together with certain parties thereof (the "OMO Group") settling the three pending lawsuits. In addition to mutual releases of all parties, the Settlement Agreement provides for the sale by the Company of (i) all of the Company's interest in Operating to Operating in redemption of all of the Company's interest in Operating, (ii) all of the Company's interest in River Port to River Port in redemption of all of the Company's interest in River Port, and (iii) the Company's 50% ownership in Ozdon. The purchase price for the sale of these assets by the Company was $2.3 million, payable $800,000 in cash and $1.5 million in the form of promissory notes receivable by the Company in 60 monthly installments of principal and interest. However, the cash portion of the purchase price was reduced by an amount equal to $5,000 for a $5,000 payment to
E. H. Hawes, II, the President of the Company, for a two year agreement not to compete with the OMO Group within four Parishes in Louisiana, and $38,125 retained by the OMO Group representing the net excess of liabilities of Ozdon in excess of

                                        6
================================================================================

$125,000. The Settlement Agreement also includes a noncompetition agreement pursuant to which the Company agreed not to compete for a period of two years after the closing of the Settlement Agreement in the ownership, operation or management of truck stops in any of the four Parishes in the State of Louisiana in which Operating or River Port currently own or operate truck stops. As a result of the sale of its interests in Operating, River Port and Ozdon, the Company recognized a pre-tax gain of approximately $1,260,000.

The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets. The Company is reviewing other business and acquisition opportunities. However, there can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The debentures were due in full on June 1, 2003, and include $125,000 that are convertible into common stock at $.05 per share. The proceeds were used to fund the $250,000 option payment on the potential purchase of Energy Transfer Group, LLC and an advance of $67,000 to the same entity. During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in an extraordinary gain of approximately $23,000. As of June 1, 2003, a debenture was renewed in the amount of $75,328, which included the outstanding principal balance of $62,500 plus accrued interest of $12,828. In November of 2003, the Company paid a principal payment of $36,756 plus accrued interest of $3,243 on the debenture. The debenture is due in full on June 1, 2005. As of December 30, 2003, these debentures have an outstanding principal balance of $38,578.

General Condition. The Company ended 2003 with $263,522 in cash and $40,000 in investments. Total liabilities were $158,368 at December 31, 2003 and consist of accounts payable and accrued liabilities of $86,497, current portion of long-term notes payable of $18,297, subordinated debentures of $38,571 and preferred stock dividends payable of $15,003. The Company's current liabilities decreased from $407,298 at December 31, 2002. This decrease was due primarily to the payment of debentures.

                                                                      PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------------------------
                                                                        LESS
                                                                        THAN          1-3         3-5       MORE THAN
CONTRACTUAL OBLIGATIONS                                 TOTAL          1 YEAR        YEARS       YEARS       5 YEARS
---------------------------------------------------------------------------------------------------------------------
(Long-Term Debt)                                       $    18,297    $  18,297
---------------------------------------------------------------------------------------------------------------------
(Capital Lease Obligations)
---------------------------------------------------------------------------------------------------------------------
(Operating Leases)
---------------------------------------------------------------------------------------------------------------------
(Purchase Obligations)
---------------------------------------------------------------------------------------------------------------------
(Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet under GAAP)
---------------------------------------------------------------------------------------------------------------------
Total                                                  $    18,297    $  18,297

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

                                        7
================================================================================

Results of Operations

OPERATING INCOME (EXPENSE)

The Company recorded a loss from operations of $328,883 during the twelve months ended December 31, 2003 compared to income from operations of $450,189 for the twelve months ended December 31, 2002.

During the twelve months ended December 31, 2003, the Company recorded general and administrative costs of $261,675compared to $472,562 during the twelve months ended December 31, 2002. Included in general and administrative expenses is $100,000 related to consulting services provided by a related party for the twelve months ended December 31, 2003.

INTEREST EXPENSE

The Company recorded interest expense of $38,787 for the twelve months ended December 31, 2003, compared to $55,491 for the twelve months ended December 31, 2002. The decrease is a result of the decrease in notes payable and debentures.

SETTLEMENT AGREEMENTS AND PURCHASES OF SHARES AND DEBENTURES

On January 1, 2001, but to be effective as of December 1, 2000, the Company entered into a Settlement Agreement with the holders of all but $18,297 of the Company's remaining subordinated debentures issued to former shareholders of OM (the "Remaining Debenture Holders"). Pursuant to the Settlement Agreement, the Remaining Debenture Holders released all claims against the Company, International and Hawes, and the Company, International and Hawes released all claims against the Remaining Debenture Holders. Additionally, the Company agreed to pay an aggregate of $700,000 to the Remaining Debenture Holders, payable $150,000 in cash on January 1, 2001, with the remaining balance of $550,000 represented by a promissory note dated December 1, 2000 bearing interest at 9% per annum and payable in twenty equal quarterly payments. The Remaining Debenture Holders agreed to transfer 6,056,633 shares of Common Stock of the Company to the Company for cancellation, to forgive $280,800 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $428,806.97. On August 22, 2001, the Company paid $247,000 to the Remaining Debenture Holders, which represented 50% of the outstanding principal balance of the promissory note. As of December 31, 2003, all but $30,011 of the Company's remaining subordinated debentures were paid in full.

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

DEPRECIATION AND AMORTIZATION

During the years ended December 31, 2003 and 2002, the Company recorded no depreciation expense.

INTEREST INCOME AND OTHER INCOME (EXPENSE)

The Company recorded other income of $33,589 for the year ended December 31, 2003 compared to net other income of $54,864 for the year ended December 31, 2002.

EXTRAORDINARY GAIN

The Company recognized an extraordinary gain of $15,200, net of income taxes of $7,800, during the twelve months ended December 30, 2002. This gain is the result of the extinguishment of debt during 2002.

                                        8
================================================================================

LEASE

The Company occupied office space under a 72-month operating lease, which commenced in November 1996 and expired on October 31, 2002. Effective November 1, 2002, the Company negotiated a six-month lease of 871 square feet with a monthly rent of approximately $900.00. The Company is currently leasing the office space on a month-to-month basis.

CRITICAL ACCOUNTING POLICIES

We review all long-lived assets to be held and used in the Company's business for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets.

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

ITEM 8A.   CONTROLS AND PROCEDURES

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

                                        9
================================================================================

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The following table provides information as of March 1, 2004, with respect to each of the Company's directors and each executive officer:

                                                                                       SERVED AS
                                                                                       EXECUTIVE
                                                                                      OFFICER OR
               NAME                                  AGE           POSITION          DIRECTOR SINCE
              ------                                ----    ----------------------   --------------
               Directors and Executive Officers
        E.H. Hawes, II                               64     Director (Chairman),         1998
                                                            President and Chief
                                                            Executive Officer
        Richard P. Crane, Jr.                        64     Director and Secretary       1994

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

Richard P. Crane, Jr. Mr. Crane has been a partner in the law firm of Kirkpatrick and Lockhart, Los Angeles, California, for approximately one year, and prior to that time was a partner in the laws firms of Musick, Peeler and Garrett, Santa Monica, California, for approximately five years, Crane, Rayle & Lennemann, Santa Monica, California, for approximately two years, and Girardi, Keese & Crane, Los Angeles, California, for 14 years. Mr. Crane has practiced law for over 34 years, seven of which were with the U.S. Attorney General's Office where for five years he was the Attorney in Charge and Chief Trial Counsel of the Organized Crime and Racketeering Section of the Western Regional Office. He has served as a Director and as Secretary of the Company since October 1994. Mr. Crane is also a director of Service Merchandise, Inc. which is a publicly traded company. He is a graduate of Vanderbilt University and holds a law degree from Vanderbilt University Law School.

During 2003, the Board of Directors held one meeting, and took one corporate action by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

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

                                       10
================================================================================

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2002. No other executive officer of the Company received remuneration in excess of $100,000 during 2003.

                           Summary Compensation Table

                                                                                     LONG TERM
                                                                   ANNUAL           COMPENSATION-
NAME AND                                                        COMPENSATION         SECURITIES               ALL
PRINCIPAL                                                       -------------        UNDERLYING              OTHER
POSITION                                             YEAR      SALARY    BONUS   OPTIONS OR WARRANTS      COMPENSATION
---------                                            ----      ------    -----   -------------------      ------------
E. H. Hawes, II,                                     2003       $  --    $  --                --          $  100,000(1)
   Chief Executive                                   2002          --       --                --             200,000(1)
   Officer                                           2001          --       --                --             200,000(1)

(1)  Represents consulting fees paid by the Company.

The Board of Directors has committed the Company to pay between $25,000 and $100,000 in consulting payments to Mr. Hawes during 2004

                             Option/SAR Grant Table
                 (Option/Warrant/SAR Grants in Last Fiscal Year)

                                          PERCENT OF
                                            TOTAL
                              NUMBER OF    OPTION/
                              SECURITIES   WARRANT
                              UNDERLYING   GRANTED
                              OPTIONS OR      TO       EXERCISE
                               WARRANTS   EMPLOYEES    OR BASE   MARKET PRICE
                               GRANTED    IN FISCAL     PRICE     ON DATE OF       EXPIRATION
NAME                              #          YEAR       ($/SH)   GRANT ($/SH)         DATE
----                          ----------  ----------   --------  ------------      ----------
E. H. Hawes, II                       --          --   $     --  $         --              --

              Aggregate Option/Warrant/SAR Exercises in Last Fiscal
                        Year and FY-End Option/SAR Values


                                                                                  VALUE OF UNEXERCISED
                               SHARES                  NUMBER OF SECURITIES            IN-THE-MONEY
                              ACQUIRED                UNDERLYING Unexercised       OPTIONS/WARRANTS/
                                 ON                    OPTIONS/WARRANTS/SARS           SARS AT 1998
                              EXERCISE      VALUE         AT 1998 FY-END                 FY-END
NAME                             #        REALIZED              $#                         $
----                          ---------   ---------   ----------------------      --------------------
E. H. Hawes, II                    None        None                 --               $        --

                                       11
================================================================================

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 24, 2004, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

                    NAME AND ADDRESS
                   OF BENEFICIAL OWNER              NUMBER OF SHARES    PERCENT
                   -------------------              ----------------    -------
      International Tours, Inc.(1)                     12,886,960        52.1%
      13150 Coit Road
      Suite 125
      Dallas, Texas 75240
      Hawes Partners(1)                                13,122,620        52.2%
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331
      E.H. Hawes, II(1)                                13,124,954        53.1%
      Shangri-La Vista Tower
      Route 3
      Afton, Oklahoma 74331
      Richard P. Crane, Jr.(2)                          1,285,556         5.2%
      530 Wilshire Blvd., Ste. 400
      Santa Monica, California 90401
      All Executive Officers and                       14,410,510        58.3%
      Directors as a Group
      (2) persons)(1)(2)
      Daryl N. Snadon(3)                                2,535,673        10.2%
      15280 Addison Rd., Ste 300
      Dallas, Texas 75248
      Mike D. Case                                      3,000,000        12.1%
      4200 East Skelly Drive
      Tulsa, Oklahoma 74135

(1) International Tours, Inc. ("International") owns 14,886,960 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. I.T. Financial Corporation ("ITFC") owns 235,660 shares of Common Stock of record and beneficially.
      Hawes Partners is a partnership owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 14,651,300 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions. Hawes Partners also beneficially owns 64.97% of ITFC and Hawes Partners and Mr. Hawes may also be deemed to beneficially own the shares owned by ITFC and such shares are reflected as being beneficially owned by each of them in the table above.

(2)   Includes vested options to acquire 1,000,000 shares.

(3) Includes 535,666 shares pledged as collateral on a note payable to Mr. Snadon's former wife.

                                       12
================================================================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $100,000 in consulting fees during 2003 and $200,000 in 2002. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes a minimum of $25,000 and up to $100,000 during fiscal 2004 for consulting services and expense reimbursements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                       13
================================================================================

10.30. Purchase, Release, Settlement and Indemnity Agreement dated August 20, 2001, by and among the parties referenced therein (exclusive of Exhibits, and Schedules thereto) filed as Exhibit 10.1 to the Company's Current Report on Form 8K dated November 7, 2001, and incorporated herein by reference.

10.31       Form of Convertible Debenture

31.1, 32 Certification pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

            None

ITEM 14.    PRINCIPAL ACCOUNTANT SERVICES AND FEES

The Company's  Principal  accountants are Sartain Fischbein & Company located in
Tulsa,Oklahoma. Fees for accounting and tax services for   the   past two  years
are:


                ACCOUNTING                TAX
                 SERVICES               SERVICES
                 --------               --------
  2003           $19,850                $3,500
  2002           $22,760                $3,200

                                       14
================================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH AMERICAN GAMING AND
                                           ENTERTAINMENT CORPORATION

April 14, 2004                        By:  /s/ E. H. HAWES, II, PRESIDENT
                                           -------------------------------------
                                           E. H. Hawes, II, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 14, 2004                             /s/ E. H. HAWES, II
                                           -------------------------------------
                                           E.H. Hawes, II
                                           Director (Chairman)

April 14, 2004                             /s/ RICHARD P. CRANE, JR.
                                           -------------------------------------
                                           Richard P. Crane, Jr.
                                           Director

                                       15
================================================================================

                                  CERTIFICATION
                                      31.1

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

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Designed  such internal  control over  financial  reporting,  or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            (c) Evaluated  the  effectiveness  of the  small  business  issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (d) Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

            (a) All  significant  deficiencies  and material  weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material,  that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April 14, 2004

/S/ E.H.HAWES, II
-----------------

____________________________________________
E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer

                                       16
================================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                       32

In connection with the Annual Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ E.H.HAWES, II
-----------------

_________________________________
 E.H. HAWES, II
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

APRIL 14, 2004

                                       17
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Financial Statements of North American Gaming and Entertainment Corporation

                                                                                           PAGE
Independent Auditors' Report                                                               F-2

Financial Statements:

     Balance Sheet - December 31, 2003                                                     F-3

     Statements Of Operations - Years Ended  December 31, 2003 and 2002                  F-4-F-5

     Statements Of Stockholders' Equity - Years Ended December 31, 2003 and 2002           F-6

     Statements Of Cash Flows - Years Ended December 31, 2003 and 2002                   F-7-F-8

     Notes To Financial Statements                                                       F-9-F-13

Independent Auditors' Report

To  the  Board  of  Directors  and   Stockholders   North  American  Gaming  and
Entertainment Corporation

We have audited the accompanying balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sold all of its interests in equity investments in August 2001, and, in 2003, the Company sold the promissory notes received by the Company as consideration of the August 2001 sale. This leaves the Company with no sources of revenue, and raises substantial doubt about the ability to continue as a going concern. Management's plans in regarding the continuation of the Company as a going concern are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Sartain Fischbein & Co.

March 24, 2004
Tulsa, Oklahoma

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
BALANCE SHEET

DECEMBER 31,                                                         2003
                                                                 ------------
ASSETS
Current assets:
Cash                                                             $    263,522
                                                                 ------------
Total current assets                                                  263,522
                                                                 ------------
Furniture and equipment, net of accumulated depreciation                   --
                                                                 ------------
Other assets:
Investments                                                            40,000
Total other assets                                                         --
                                                                 ------------
Total assets                                                     $    303,522
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                                 $     18,297
Accounts payable and accrued liabilities                               86,497
Preferred stock dividends payable                                      15,003
Subordinated debentures                                                38,571
                                                                 ------------
Total current liabilities                                             158,368
                                                                 ------------
Commitments and contingencies
Stockholders' Equity:
Class A preferred stock, $3.00 par value, 10% annual
 cumulative dividend, 1,600,000 shares authorized, no shares
   issued and outstanding                                                  --
Preferred stock, $.01 par value, 10,000,000 shares authorized,
 8,000,000 shares designated Series "B", no shares
   issued and outstanding                                                  --
Common stock, $.01 par value, 100,000,000 shares authorized,
 41,788,552 shares issued                                             417,886
Additional paid-in capital                                            489,214
Treasury stock, 17,156,965 shares, at cost                           (489,258)
Accumulated deficit                                                  (272,688)
                                                                 ------------
To stockholders' equity                                               145,154
                                                                 ------------
Total liabilities and stockholders' equity                       $    303,522
                                                                 ============

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                         2003            2002
                                                              -----------    -----------
Costs and expenses:
General and administrative                                    $   261,675    $   472,562
                                                              -----------    -----------
Operating loss                                                   (261,675)      (472,562)
Interest expense                                                  (38,787)       (55,491)
Loss on sale of notes receivable                                  (62,010)            --
Other income                                                       33,589         54,864
                                                              -----------    -----------
Loss from continuing operations before provision for
 income taxes and extraordinary gain                             (328,883)      (473,189)
Benefit for income taxes                                               --          7,800
                                                              -----------    -----------
Loss from continuing operations before extraordinary gain        (328,883)      (465,389)
Extraordinary gain, net of taxes of $7,800                             --         15,200
                                                              -----------    -----------
Net Loss                                                      $  (328,883)   $  (450,189)
                                                              ===========    ===========

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS (CONTINUED)

YEARS ENDED DECEMBER 31,                                  2003       2002
                                                        --------   --------
Loss Per Share:
Basic:
Loss before extraordinary gain                          $  (0.01)  $  (0.02)
Extraordinary gain per share                                  --          *
                                                        --------   --------
Net Loss                                                $  (0.01)  $  (0.02)
                                                        --------   --------
Diluted:
Loss before extraordinary gain                          $  (0.01)  $  (0.02)
Extraordinary gain per share                                  --          *
                                                        --------   --------
Net Loss                                                $  (0.01)  $  (0.02)
                                                        --------   --------

*  Less than $.01 per share.

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

                                             PREFERRED                                       ACCUMULATED    RETAINED
                                CLASS A       STOCK                  ADDITIONAL                 OTHER       EARNINGS      TOTAL
                               PREFERRED      SERIES       COMMON     PAID-IN     TREASURY  COMPREHENSIVE (ACCUMULATED STOCKHOLDERS'
                                 STOCK         "B"          STOCK     CAPITAL      STOCK        INCOME      DEFICIT)      EQUITY
                               ----------   ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, January 1, 2002       $       --   $       --   $  417,886  $  489,214  $ (489,258)  $       --   $  506,384   $  924,226
Net loss--2002                         --           --           --          --          --           --     (450,189)    (450,189)
Other comprehensive income             --           --           --          --          --           --           --           --
                               ----------   ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, December 31, 2002             --           --      417,886     489,214    (489,258)          --       56,195      474,037
Net loss--2003                         --           --           --          --          --           --     (328,883)    (328,883)
                               ----------   ----------   ----------  ----------  ----------   ----------   ----------   ----------
Balance, December 31, 2003     $       --   $       --   $  417,886  $  489,214  $ (489,258)  $       --   $ (272,688)  $  145,154
                               ----------   ----------   ----------  ----------  ----------   ----------   -----------  ----------

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                              2003           2002
                                                                                   -----------    -----------
Cash Flows From Operating Activities:
Net loss                                                                          $  (328,883)   $  (450,189)
   Adjustments to reconcile net income to net cash used in operating activities:
      Bad debt expense                                                                      --         67,000
      Forgiveness of note receivable in exchange for consulting services                    --        200,000
      Loss on sale of note receivable                                                  137,439             --
      Forgiveness of debenture                                                         (75,429)            --
Changes in operating assets and liabilities:
      Decrease in:
            Prepaid expenses and other                                                   2,500         24,855
      Increase (decrease) in:
            Accounts payable and accrued liabilities                                   (80,701)        26,297
                                                                                   -----------    -----------
Net Cash Used In Operating Activities                                                 (345,074)      (132,037)
                                                                                   -----------    -----------
Cash Flows From Investing Activities:
      Proceeds from sale of notes receivable                                           780,788             --
      Advances under note receivable--shareholder                                           --        (59,046)
      Repayments of notes receivable--shareholder                                        3,464          5,482
      Repayments of note receivable                                                    224,187        295,334
      Increase in investments                                                          (40,000)            --
                                                                                   -----------    -----------
Net Cash Provided By Investing Activities                                              968,439        241,770
                                                                                   -----------    -----------
Cash Flows From Financing Activities:
      Payments on borrowings                                                          (365,207)      (110,000)
                                                                                   -----------    -----------
Net Cash Used In Financing Activities                                                 (365,207)      (110,000)
                                                                                   -----------    -----------
Net Increase (Decrease) In Cash                                                        258,158           (267)
Cash, beginning of year                                                            $     5,364    $     5,631
                                                                                   -----------    -----------
Cash, end of year                                                                  $   263,522    $     5,364
                                                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
YEARS ENDED DECEMBER 31, 2003 AND 2002
STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31,                         2003       2002
                                               --------   --------
Cash Paid During The Year For:
      Interest                                 $ 51,459   $ 55,490
                                               ========   ========

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

YEARS ENDED DECEMBER 31, 2003 AND 2002

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, due to the sale of the promissory notes discussed in Note 2, the Company currently has no sources of revenue and its cash flow needs will soon exhaust the available cash. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

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

INCOME TAXES:
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax consolidated basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
FAIR VALUE OF FINANCIAL INSTRUMENTS:
The carrying amounts of financial instruments including cash investments, accounts payable and accrued expenses approximated fair value as of December 31, 2003 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximates fair value as of December 31, 2003 and December 31, 2002 because interest rates on these instruments approximate market interest rates.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

2.  SALE OF EQUITY INVESTMENTS

In August 2001, the Company, sold all of its interests in OM, Riverport and Ozdon for approximately $2.3 million. The sales price was approximately $800,000 in cash and approximately $1.5 million in the form of promissory notes receivable originally due to the Company in 60 monthly installments of principal and interest. During 2003 the Company sold the promissory notes for $780,788 in cash and the forgiveness of $62,500 of subordinated debentures, together with accrued interest of $12,929. The Company incurred a loss of approximately $62,000 on this sale, net of the forgiveness of debentures.

3.  EARNINGS PER SHARE

The following data shows the amounts used in computing earnings (loss) per share.

                                                      NET INCOME       WEIGHT         PER
                                                        (LOSS)         SHARES        SHARE
                                                     (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                                    -------------   -------------   ------
For the Year Ended December 31, 2002:
      Basic earnings (loss) per common share        $    (450,189)     24,705,458   $ (.02)
                                                                                    ======
      Effect of dilutive stock options                                         --
                                                                    -------------
      Diluted earnings (loss) per common share      $    (450,189)     24,705,458   $ (.02)
                                                    ==============  =============   ======
For the Year Ended December 31, 2003:
      Basic earnings (loss) per common share        $    (328,883)     24,631,587   $ (.01)
                                                                                    ======
      Effect of dilutive stock options                                         --
      Diluted earnings (loss) per common share      $    (328,883)     24,631,587   $ (.01)
                                                    =============   =============   ======

Convertible debentures for 771,420 shares of common stock have not been included in the computation of diluted earnings per share because the conversion price of $.05 is greater than the average market price of common shared for the year ended December 31, 2002 and 2003. Options for 1,000,000 shares of common stock have not been included in the computation of diluted earnings per share due to being anti-dilutive.

4.  RELATED PARTY TRANSACTIONS

During 2003 and 2002 the Company paid an officer of the Company consulting fees totaling $100,000 and $200,000 in each year, respectively.

5.  INVESTMENTS

Investments consist of $40,000 advanced to U.S. Daylighting, L.L.C. in 2003. This advance bears interest at 9%. See Note 11.

6.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

                                    YEARS ENDED DECEMBER 31,
                                    -----------------------
                                        2003      2002
                                       ------   -------

       Current--Federal                $   --   $    --
       Current--State                      --        --
       Deferred                            --        --
                                       ------   -------
                                       $   --   $    --
                                       ======   =======

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

      Components of the net deferred tax asset at December 31, 2003 are as follows:



             Deferred tax assets:
       Net operating loss carry-forwards               $   782,000
             Less--valuation allowance                    (782,000)
                                                       -----------
                                                       $        --
                                                       ===========

At December 31, 2003, the Company had a net operating loss carry-forward available for Federal income tax purposes of approximately $2,300,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carry-forwards in reducing its tax liability is restricted to a cumulative annual utilization of approximately $234,000 plus unexpired and unused limitations from prior years. The amounts of operating loss carry-forwards expire in varying amounts through 2022. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided.

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2003 and 2002:

                                                             2003       2002
                                                            -------   -------

     Statutory rate                                            34.0%     34.0%
     Change in deferred tax asset valuation allowance         (34.0)    (34.0)
                                                            -------   -------
     Company's effective rate                                     0%        0%
                                                            =======   =======

7.  NOTES PAYABLE
                                                                DECEMBER 31,
                                                                   2003
                                                                ----------
    Notes payable to certain stockholders, interest at 9%,
     payable in 2001. The notes are
      unsecured and were in default at December 31, 2003.       $   18,297
                                                                ----------
          Total                                                 $   18,297
                                                                ==========

8.  SUBORDINATED CONVERTIBLE DEBENTURES

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures required quarterly interest only payments at a 10% rate and were due in full on June 1, 2003, of which $125,000 were convertible into common stock at $0.50 per share. The debentures are subordinated to notes payable and have a principal balance of $38,571 at December 31, 2003.

During July 2002, the Company purchased an outstanding debenture from one party at less than fair value and re-sold the debenture to another party, which resulted in the recognition of an extraordinary gain of approximately $15,200, net of income tax expense of $7,800 in July 2002.

9.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

CASH:
The Company's cash balances with financial institutions are insured up to $100,000 for each account.

LEASE:
The Company occupies office space under a 6 month operating lease which commenced in November 2002 and terminated in April 2003. Rent expense for the years ended December 31, 2003 and 2002 totals approximately $10,000 and $62,000, respectively.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

No options to purchase the Company's stock were issued during 2003.

The following is a table of options granted:

                                                                      WEIGHTED
                                           SHARES       EXERCISE      AVERAGE
                                            UNDER       PRICE PER     EXERCISE
                                           OPTION        SHARE         PRICE
                                          ----------   -----------    --------
Balance, December 31, 2001                2,000,0000           .03         .03
         Granted                                  --            --          --
         Cancellation                     (1,000,000)          .03         .03
                                          ----------   -----------    --------
Balance, December 31, 2002                 1,000,000   $       .03    $    .03
                                          ----------   -----------    --------
         Granted                                  --            --          --
         Cancellation                             --   $        --    $     --
                                          ----------   -----------    --------
Balance, December 31, 2003                 1,000,000   $       .03    $    .03
                                          ==========   ===========    ========

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for employee stock options. There is no proforma effect in 2003 or 2002 as the Company granted no options to employees during those years.

CONTINGENCIES

The notes receivable discussed in Note 2 were sold with recourse to the Company. The Company retained its security interests in certain assets that it believes will be sufficient to cover any future obligations that may arise from the sale of these notes.

11. SUBSEQUENT EVENT

In March 2004, the Company signed a Convertible Secured Promissory Note with US Daylighting, L.L.C. Under the terms of the Note the Company is to advance $150,000 in return for monthly interest of 9.0%. The Company can advance a further $150,000 within 90 days and has the option to convert the full $300,000 advance into a 25.0% interest in the L.L.C. The note is payable within six months of demand being made by the Company. The note is secured by various membership interests in the L.L.C.

In February and March 2004 the Company advanced a total of $125,000 to Techlite, Inc., a publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be paid back in the short-term.