Form 10QSB
period 2004-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2004-05-24
CIK 29952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from ________________ to __________________

     Commission File No. 0-5474


               NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
               ---------------------------------------------------

              Delaware                                75-2571032
              --------                                ----------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                 13150 Coit Road, Suite 125, Dallas, Texas 75240
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (972) 671-1133
                                 --------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
           [X] YES [ ] NO

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2004: 24,631,587.

Traditional Small Business Disclosure Format (check one)       Yes [ ] No [X]

Check whether registrant is an accelerated filer               Yes [ ] No [X]

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS
================================================================================
                                                     March 31,     December 31,
                                                       2004           2003
                                                    (UNAUDITED)
                                                    -----------    -----------
ASSETS
Current assets:

Cash                                                $    27,461    $   263,522
Advances                                                105,000             --
Interest receivable                                       1,800             --
                                                    -----------    -----------

Total current assets                                    134,261        263,522

Investments                                              90,000         40,000
                                                    -----------    -----------


Total assets                                        $   224,261    $   303,522
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                    $    18,297    $    18,297
Accounts payable and accrued liabilities                 79,329         86,497
Preferred stock dividends payable                        15,003         15,003
Subordinated debentures                                  38,571         38,571
                                                    -----------    -----------

Total Current Liabilities                           $   151,200    $   158,368
						    -----------	   -----------
Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10%
   Annual cumulative dividend, 1,600,000 shares
   authorized, no shares issued and outstanding              --             --
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 8,000,000 shares designated Series
   B, no shares issued and outstanding                       --             --
Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued                 417,886        417,886
Additional paid-in capital                              489,214        489,214
Treasury stock, 17,156,965 shares, at cost             (489,258)      (489,258)
Accumulated Deficit                                    (344,781)      (272,688)
                                                    -----------    -----------

Total stockholders equity 		    	         73,061        145,154
                                                    -----------    -----------


Total liabilities and stockholders' equity          $   224,261    $   303,522
                                                    ===========    ===========

                                        1
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================
                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2004           2003
                                                    -----------    -----------

Costs and expenses:

General and administrative expenses                 $    71,291    $    35,537
                                                    -----------    -----------
Operating loss                                          (71,291)       (35,537)

Interest expense                                         (2,602)       (12,040)
Loss on sale of accounts receivable                          --        (10,508)
Interest income                                           1,800         13,274
                                                    -----------    -----------

Loss from operations                                    (72,093)       (44,811)

Income taxes 			                             --             --
                                                    -----------    -----------

Net Loss 		                            $   (72,093)   $   (44,811)
                                                    ===========    ===========

Basic Net Loss Per Share                                   0.00           0.00
                                                    ===========    ===========

                                       2
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
                                                     THREE MONTHS ENDED MARCH
                                                    --------------------------
                                                       2004           2003
                                                    -----------    -----------

Cash Flows >From Operating Activities:
Net loss                                            $   (72,093)   $  (144,553)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Loss on sale of notes receivable                       --         11,734
      Bad Debt Expense                                   20,000             --
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Prepaid expenses and other                             --         (1,000)
      Accounts receivable - other                            --         (6,000)
      Interest receivable                                (1,800)            --
   Increase (decrease) in:
      Accounts payable and accrued liabilities           (7,168)       (42,387)
                                                    -----------    -----------

Net Cash Used In Operating Activities                   (61,061)      (174,206)
                                                    -----------    -----------

Cash Flows From Investing Activities:
  Proceeds from sale of notes receivable                     --        107,246
  Increase in advances                                 (125,000)            --
  Repayments of note receivable shareholder                  --          3,464
  Repayments of note receivable                              --        203,066
  Increase in investments                               (50,000)            --
                                                    -----------    -----------

Net Cash Provided By Investing Activities              (175,000)       313,776
                                                    -----------    -----------

Cash Flows From Financing Activities:
  Payments on notes payable                                  --        (82,500)
  Payments on debentures                                     --        (51,065)
                                                    -----------    -----------

Net Cash Used In Financing Activities                        --       (133,565)
                                                    -----------    -----------

Net Increase (Decrease) In Cash                        (236,061)         6,006

Cash, beginning of period                               263,522          5,364
                                                    -----------    -----------


Cash, end of period                                 $    27,461    $    11,370
                                                    ===========    ===========

Cash paid during the period for:

  Interest                                          $        --    $    13,482
                                                    ===========    ===========

Non-Cash Activities:
  Sale of notes receivable in exchange for
    forgiveness of debentures and
     accrued interest                               $        --    $    75,429
                                                    ===========    ===========

Transfer of accrued interest payable to
   subordinated debenture                           $        --    $    13,342
                                                    ===========    ===========

                                       3
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004
================================================================================

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

Results for the three months ended March 31, 2004 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2. EARNINGS PER SHARE

The computation of earnings per share for the three months ended March 31, 2004 does not include the effect on common stock for convertible debentures outstanding as of March 31, 2004 due to the conversion price of $.05 being greater than the average market price of common shares for the period March 31, 2004, nor the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.

3. Advances

In February and March 2004 the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. has agreed to issue 100,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivable of Techlite, Inc. The advance is currently past due, and the Company has filed suit to enforce collection. As such, the Company has recorded an allowance of $20,000 on the advance and has not recorded any receivable or interest income related to the 100,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock.

                                        4
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 30, 2004 AND 2003
================================================================================

4. Investments

In March 2004, the Company obtained a secured promissory note from US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note the Company is to initially advance $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25.0% interest in Daylighting. The receivable is due within six months of demand being made by the Company. The note is secured by various membership interests in Daylighting. As of March 31, 2004 the Company had advanced $90,000 under this note.

5. Debentures

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of the subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. As of March 31, 2004, these debentures have an outstanding principal balance of $38,571.

6. Subsequent Event

During April 2004, the Company paid off all remaining outstanding debentures and related accrued interest.

During April 2004 the Company received $65,000 in advances from a related party. The advances are to be repaid in the short-term and are non-interest bearing.

                                        5
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies: O.M. Operating, LLC ("Operator"), River Port Truck Stop, LLC ("River Port"), and Ozdon Investments, Inc. ("Ozdon"). These entities operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold its interests in OM, Riverport and Ozdon.

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of the subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. As of December 30, 2003, these debentures have an outstanding principal balance of $38,571.

General Condition. The Company ended the quarter with $27,461 in cash and other current assets of $106,800. Other current assets include a non-interest bearing advance to an unrelated party of $105,000 and interest receivable of $1,800. The advance of $105,000 is currently past due. Other assets include a $90,000 investment that bears interest at 9%. Total liabilities were $151,200 at March 31, 2004. Current liabilities consist of accounts payable and accrued liabilities of $79,329, current portion of long-term notes payable of $18,297, preferred stock dividends payable of $15,003, and subordinated debentures totaling $38,571.

                                        6
================================================================================

Plan of Operations

Effective August 20, 2001, the Company sold its interests in Operating, River Port and Ozdon for cash and promissory notes receivable. During 2003, the Company sold the promissory notes receivable. As a result, the Company has no sources of cash flow and its cash flow needs will soon exhaust available cash.

Our independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans to continue operating the business and also to pursue various business, investment and financing opportunities.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

Operating Income (Expense)

The Company recorded an operating loss of $71,291 comprised solely of general and administrative costs during the three months ended March 31, 2004, compared to an operating loss of $35,537 also comprised solely of general and administrative costs for the three months ended March 31, 2003. The increase in the loss from operations for the three months ended March 31, 2004 as compared to the loss from operations for the three months ended March 31, 2003 is due to an increase in consulting fees and $20,000 bad debt expense related to the advance of Techlite, Inc.


Interest Expense

The Company incurred interest expense of $2,602 for the three months ended March 31, 2004, compared to $12,040 for the three months ended March 31, 2003.

                                       7
================================================================================

Interest Income and Other Income (Expense)

The Company recorded interest income of $1,800 for the quarter ended March 31, 2004, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C.

The Company recorded other income of $13,274 for the quarter ended March 31, 2003, related to interest income on notes receivable.

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

                                        8
================================================================================

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

                                        9
================================================================================

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

10.31 Form of Convertible Debenture filed as Exhibit 10.31 to the Company's annual report on Form 10KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference.

*31.1  Certification pursuant to Rule 13a - 14(b) on Rule 15d - 14(b).

*32.1  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports on Form 8-K

       None.

* File herewith

                                       10
================================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTH AMERICAN GAMING AND
                            ENTERTAINMENT CORPORATION


May 24, 2004                             /s/ E. H. Hawes, II,
                                        ----------------------------------

                                        E. H.  Hawes,  II,  President
                                        and Chief  Executive  Officer
                                        (Principal Executive  Officer
                                        and Principal  Financial  and
                                        Accounting Officer)

                                       11
================================================================================