Form 10QSB
period 2004-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2004-08-16
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                     DRAFT

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 0-5474


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
        -----------------------------------------------------

                    Delaware               75-2571032
               -------------------------    -----------------------
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

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2004: 24,216,058

Traditional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Check whether registrant is an accelerated filer           Yes [ ] No [X]

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS
================================================================================


                                                      June 30,     December 31,
    	                                                2004           2003
 		                                    (UNAUDITED)
						    ------------   -----------
ASSETS
Current assets:

Cash                                                 $     7,067    $  263,522
Advances, net of allowance for doubtful accounts          85,000             -
Interest receivable                                        4,100	     -
						     -----------   -----------

Total current assets                                      96,167       263,522


Investments                                              102,500        40,000
						     -----------   -----------


Total assets                                         $	 198,667    $  303,522
						     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                     $	 122,700    $   18,297
Accounts payable and accrued liabilities                  57,232        86,497
Preferred stock dividends payable                         15,003        15,003
Subordinated debentures                                        -        38,571
						     ------------   ----------

Total Current Liabilities                            $	 194,935    $  158,368
						     ------------   ----------
Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10%
   Annual cumulative dividend, 1,600,000 shares
   authorized, no shares issued and outstanding                -             -
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 8,000,000 shares designated Series
   B, no shares issued and outstanding                         -             -
Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued                  417,886       417,886
Additional paid-in capital                               489,214       489,214
Treasury stock, 17,572,494 shares, at cost             (489,258)     (489,258)
Accumulated Deficit                                    (414,110)     (272,688)
						     ------------   ----------

Total stockholders equity                                  3,732       145,154
						     ------------   ----------


Total liabilities and stockholders' equity           $	 198,667    $  303,522
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


     		                                               THREE MONTHS                          SIX MONTHS
	                                                      ENDED JUNE 30,                        ENDED JUNE 30,
						 -----------------------------------   ----------------------------------
	                                                 2004               2003               2004               2003
							------		 -------	      ------		-------
Costs and expenses:

General and administrative expenses	         $     69,637	  $	  55,626	$     140,928     $       91,163
						 ------------	  --------------	-------------	  --------------
Operating loss                                        (69,637)           (55,626)	     (140,928)           (91,163)


Interest expense                                       (1,992)           (11,162) 	       (4,594)           (23,202)
Loss on sale of accounts receivable                         -                  -  	            -		 (10,508)
Interest income                                         2,300             10,354  	        4,100		  23,628
						 ------------	  --------------	-------------	  --------------

Loss before provision
 for income taxes                                     (69,329)           (56,434) 	     (141,422)		(101,245)

Provision for income taxes                                  -                  -    	            -	               -
						 ------------	  --------------	-------------	  --------------

Net loss	                                 $    (69,329)    $      (56,434)	 $   (141,422)     $    (101,245)
						 ============	  ==============	=============	  ==============

Basic loss per share                                        *                  *   	            *                  *
						 ============	  ==============	=============	  ==============

Basic weighted average shares outstanding          24,216,058         24,631,058  	   24,216,058         24,631,058
						 ============	  ==============	=============	  ==============


*Less than $.01 per share


                                       2
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

 	                                                     Six Months Ended June
							 ----------------------------
	                                                      2004	     2003
							 ------------    ------------
Cash Flows From Operating Activities:
Net loss	                                         $  (141,422)  $  (101,245)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Loss on sale of notes receivable		                   -        10,508
      Bad Debt Expense               		              40,000	         -
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable - other		                   -             -
      Interest receivable  		                      (4,100)            -
   Decrease in:
      Accounts payable and accrued liabilities		     (29,265)      (52,693)
							 -----------	----------

Net Cash Used In Operating Activities		            (134,787)     (143,430)
							 -----------	----------
Cash Flows From Investing Activities:
   Proceeds from sale of notes receivable		           -	    88,046
   Increase in advances		                            (125,000)            -
   Repayments of note receivable shareholder		           -         3,464
   Repayments of note receivable    		                   -       139,087
   Increase in investments		                     (62,500)            -
							 -----------	----------

Net Cash Provided By (Used in) Investing Activities	    (187,500)      230,597
							 -----------	----------
Cash Flows From Financing Activities:
   Borrowings under note payable	                     110,000
   Payments on notes payable		                      (5,597)      (55,000)
   Payments on debentures		                     (38,571)      (16,890)
							 -----------	----------
Net Cash Provided By (Used In) Financing Activities	      65,832       (71,890)
							 -----------	----------

Net Increase (Decrease) In Cash		                    (256,455)       15,277

Cash, beginning of period		                     263,522         5,364
							 -----------	----------

Cash, end of period		                         $     7,067	$   20,641
							 ===========	==========
Cash paid during the period for:

   Interest 		                                 $     7,157	$   10,941
							 ===========	==========
Non-Cash Activities:
   Sale of notes receivable in exchange for forgiveness
      of debentures and accrued interest		 $         -	$   75,429
							 ===========	==========
Transfer of accrued interest payable to
subordinated debenture					 $         -	$   13,342
							 ===========	==========


                                     3
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004
================================================================================

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

Results for the three months ended June 30, 2004 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.


2.  EARNINGS PER SHARE

The computation of earnings per share for the six months ended June 30, 2004 does not include the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.


3.  Advances

In February and March 2004 the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. has agreed to issue 110,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivables of Techlite, Inc. The advances are currently past due, and the Company has filed suit to enforce collection. As such, the Company has recorded an allowance for doubtful accounts of $40,000 on the advances and has not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock.


                                       4
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
================================================================================

4.  Investments

In March 2004, the Company obtained a secured promissory note from US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note the Company is to initially advance $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25.0% interest in the Daylighting. The receivable is due within six months of demand being made by the Company. The note is secured by various membership interests in Daylighting. As of June 30, 2004 the Company had advanced $102,500 under this note.


5.  Debentures

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated debentures. As of December 31, 2002, the Company had sold $385,000 of the subordinated convertible debentures. The debentures require quarterly interest only payments at a 10% rate. The Company began to repay the debentures during 2003. As of June 30, 2004, these debentures were paid in full.


6.  Notes

In May of 2004, the Company issued a promissory note to an unrelated party in the amount of $110,000. The note is to be repaid in ninety days, and bears interest at a rate of 12.00%. The note is secured by a receivable in the amount of $125,000 (See Note 3).

In June of 2004, the Company made a payment in the amount of $8,000 in satisfaction of a legal claim by a former preferred shareholder of the Company. The payment releases the Company of all sums due of principal, interest and accrued dividends related to this preferred shareholder.


7.  Subsequent Events

In July of 2004, an additional loan of $15,000 from a related party was made to the Company.


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

General Condition. The Company ended the quarter with $7,067 in cash and other current assets of $89,100. Other current assets include a non-interest bearing advance to an unrelated party of $85,000 and interest receivable of $4,100. The advance of $85,000 is currently past due. Other assets include a $102,500 investment that bears interest at 9%. Total liabilities were $194,935 at June 30, 2004. Current liabilities consist of accounts payable and accrued liabilities of $57,232, current portion of long-term notes payable of $122,700 and preferred stock dividends payable of $15,003.


                                       6
================================================================================

Plan of Operations

Effective August 20, 2001, the Company sold its interests in Operating, River Port and Ozdon for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company has no on-going operations or revenues. Our plan is to continue exploring for acquisition opportunities and the financing required to buy and support an operating business. There is no assurance that we will be able to do so, and we will have to continue to rely on advances from management and shareholders to pay our basic level of operating expense.

Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2004, to the six months ended June 30, 2003.

Operating Income (Expense)

The Company recorded an operating loss of $141,422 comprised primarily of general and administrative costs during the six months ended June 30, 2004, compared to an operating loss of $101,245 also comprised primarily of general and administrative costs for the six months ended June 30, 2003. The increase in the loss from operations for the six months ended June 30, 2004 as compared to the loss from operations for the six months ended June 30, 2003 is due to an increase in bad debt expense of $40,000 related to the advance to Techlite, Inc.

Interest Expense

The Company incurred interest expense of $4,594 for the six months ended June 30, 2004, compared to $23,202 for the six months ended June 30, 2003. The decrease in interest expense is due to the debentures and other debt being repaid during the later half of 2003 and early 2004.


                                       7
================================================================================

Interest Income and Other Income (Expense)

The Company recorded interest income of $4,100 for the quarter ended June 30, 2004, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C.


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

                           NORTH AMERICAN GAMING AND
                           ENTERTAINMENT CORPORATION


August 16, 2004                           /s/ E. H. Hawes, II,
                                        ---------------------------------------
                                  ----

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

 Date:  August 16, 2004

/s/ E. H. Hawes, II
--------------------------------------
E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer


                                      12
================================================================================

                                                                   EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ E.H.HAWES, II
-----------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

August 16, 2004


                                      13
================================================================================