Form 10QSB
period 2004-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2004-11-12
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                     DRAFT

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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


                                                   September 30,    December 31,
                                                   	2004            2003
                                                   (UNAUDITED)
						  --------------   -------------
ASSETS
Current assets:

Cash                                               $	2,467      $     263,522
Advances, net of allowance for doubtful accounts       85,000		       -
Interest receivable                                     6,700		       -
						   ----------	   -------------
Total current assets                                   94,167		 263,522

Investments                                           128,500		  40,000
						   ----------	   -------------

Total assets                                       $  222,667	   $	 303,522
						   ==========	   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable                   $  191,528	   $	  18,297
Accounts payable and accrued liabilities               51,843		  86,497
Preferred stock dividends payable                      15,003		  15,003
Subordinated debentures                                     -		  38,571
						   ----------	   -------------
Total Current Liabilities                          $  258,374	   $	 158,368
						   ----------	   -------------
Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10%
   Annual cumulative dividend, 1,600,000 shares
   authorized, no shares issued and outstanding             -		       -
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 8,000,000 shares designated Series
   B, no shares issued and outstanding                      -		       -
Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued               417,886		 417,886
Additional paid-in capital                            489,214		 489,214
Treasury stock, 17,572,494 shares, at cost          (489,258)	       (489,258)
Accumulated Deficit                                 (453,549)	       (272,688)
						   ----------	   -------------
Total stockholders equity (deficit)                  (35,707)		 145,154
						   ----------	   -------------

Total liabilities and stockholders'equity (deficit)$  222,667      $	 303,522
						   ==========	   =============



                                               1
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================



		                            Three Months                    Nine Months
		                         Ended September 30,             Ended September 30,
					   2004	   	2003		2004	    	2003
---------------------------------------------------------------------------------------------

Costs and expenses:

General and administrative expenses $     39,778   $    47,126     $   180,706   $    138,289
				    ------------   ----------- 	  ------------	 ------------
Operating loss				(39,778)      (47,126)       (180,706)      (138,289)

Interest expense		         (2,261)       (2,272)         (6,855)       (25,474)
Loss on sale of accounts receivable 	       -             -               -
Loss on sale of investments
Management Fees				       -       (1,226)               -       (11,734)
Interest income				   2,600         7,316           6,700	       30,944
				    ------------   -----------	  ------------	 ------------
Loss before provision
     for income taxes		        (39,439)      (43,308)       (180,861) 	    (144,553)

Provision for income taxes		       -             -               -              -
				    ------------   -----------	  ------------	 ------------
Net loss			    $	(39,439)   $  (43,308)	  $  (180,861)   $  (144,553)
				    ============   ===========	  ============	 ============
Basic loss per share			       *             *               *	            *
				    ============   ===========	  ============	 ============
Basic weighted average shares
outstanding			      24,216,058    24,631,587     24,216,058      24,631,587
				    ============   ===========	  ============	 ============



*Less than $.01 per share



                                            2
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
  		                                     	Nine Months Ended September
							----------------------------
 		                                             2004	     2003
							------------	 ------------
Cash Flows From Operating Activities:
Net loss		                                $ (180,861)     $ (144,553)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Loss on sale of notes receivable			          -          11,734
      Bad Debt Expense 			                     40,000	          -
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Prepaid expenses and other		                  -           1,000
      Accounts receivable - other 			          -         (6,000)
      Interest receivable			            (6,700)               -
   Decrease in:
      Accounts payable and accrued liabilities 		   (31,326)        (42,387)
							-----------	-----------
Net Cash Used In Operating Activities			  (178,887)       (174,206)
							-----------	-----------
Cash Flows From Investing Activities:
   Proceeds from sale of notes receivable			  -         107,246
   Increase in advances			                  (125,000)               -
   Repayments of note receivable shareholder			  -           3,464
   Repayments of note receivable 			          -         203,066
   Increase in investments 			           (88,500)               -
							-----------	-----------
Net Cash Provided By (Used in) Investing Activities	  (213,500)         313,776
							-----------	-----------
Cash Flows From Financing Activities:
   Borrowings under note payable 			    175,500               -
   Payments on notes payable 			            (5,597)        (82,500)
   Payments on debentures  			           (38,571)        (51,064)
							-----------	-----------
Net Cash Provided By (Used In) Financing Activities	    131,332       (133,564)
							-----------	-----------
Net Increase (Decrease) In Cash			          (261,055)           6,006

Cash, beginning of period			            263,522           5,364
							-----------	-----------
Cash, end of period   			                $     2,467	$    11,370
							===========	===========
Cash paid during the period for:
   Interest 			                        $         -     $    13,482
							===========	===========
Non-Cash Activities:
   Sale of notes receivable in exchange for forgiveness
   of debentures and accrued interest			$         -     $    75,429
							===========	===========
Transfer of accrued interest payable to subordinated
debenture or note payable 	                        $     3,328	$    13,342
							===========	===========

                                               3
================================================================================
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================


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

Results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.


2.  EARNINGS PER SHARE

The computation of earnings per share for the nine months ended September 30, 2004 does not include the effect on common stock for 1,000,000 options for common stock as they are anti-dilutive.


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



                                       4
================================================================================

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================


4.  INVESTMENTS

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. The receivable is due within six months of demand being made by the Company. The note is secured by various membership interests in Daylighting. As of September 30, 2004 the Company had advanced $128,500 under this note.


5.  NOTES

In May 2004, the Company issued a promissory note to an unrelated party in the amount of $110,000. The note was to be repaid in ninety days at an interest at a rate of 12%. In August, 2004, this note was renewed for an additional six months in the amount of $113,328 which consists of the original principal amount of $110,000 plus accrued interest at August 18, 2004. The note bears interest at a rate of 12% and is secured by a receivable in the amount of $125,000 (See Note 3).

In July 2004, the Company issued a promissory note to a related party for an amount up to $100,000. The note is to be repaid in six months and bears interest at a rate of 8%. The note is secured by a note receivable in the amount of $128,500 (See Note 4). As of September 30, 2004, the Company was advanced $65,500 under this note.

In June 2004, the Company made a payment in the amount of $8,000 in satisfaction of a legal claim by a former preferred shareholder of the Company. The payment releases the Company of all sums due of principal, interest and accrued dividends related to this preferred shareholder.


6.  SUBSEQUENT EVENTS

In October, the Company was advanced an additional amount of $15,000 under the note from a related party.



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

General Condition: The Company ended the quarter with $2,467 in cash and other current assets of $91,700. Other current assets include a non-interest bearing advance to an unrelated party of $85,000 and interest receivable of $6,700. The advance of $85,000 is currently past due. Other assets include a $128,500 investment that bears interest at 9%. Total liabilities were $258,374 at September 30, 2004. Current liabilities consist of accounts payable and accrued liabilities of $51,843, current portion of long-term notes payable of $191,528 and preferred stock dividends payable of $15,003.



                                               6
================================================================================

Plan of Operations

Effective August 20, 2001, the Company sold its interests in Operating, River Port and Ozdon for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company has no on-going operations or revenues. The Company's plan is to continue exploring for acquisition opportunities and the financing required to buy and support an operating business. There is no assurance that we will be able to do so, and we will have to continue to rely on advances from management and shareholders to pay our basic level of operating expense.

Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2004, to the nine months ended September 30, 2003.

Operating Income (Expense)

The Company recorded an operating loss of $180,861 comprised primarily of general and administrative costs during the nine months ended September 30, 2004, compared to an operating loss of $144,553 also comprised primarily of general and administrative costs for the nine months ended September 30, 2003. The increase in the loss from operations for the nine months ended September 30, 2004 as compared to the loss from operations for the nine months ended September 30, 2003 is due primarily to an increase in bad debt expense of $40,000 related to the advance to Techlite, Inc.

Interest Expense

The Company incurred interest expense of $6,855 for the nine months ended September 30, 2004, compared to $25,474 for the nine months ended September 30, 2003. The decrease in interest expense is due to the debentures and other debt being repaid during the later half of 2003 and early 2004.


                                               7
================================================================================

Interest Income and Other Income (Expense)

The Company recorded interest income of $6,700 for the nine months ended September 30, 2004, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C.


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

1.1   Form of Convertible Debenture filed as Exhibit 10.31  to  the  Company's annual report on Form 10KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference.

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

                                  NORTH AMERICAN GAMING AND
                                  ENTERTAINMENT CORPORATION


November 15, 2004
                                  ----------------------------
                                  E. H. Hawes, II, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial and
                                  Accounting Officer)







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

   (c)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5.The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  November 15, 2004


--------------------------------------------------------------------
E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer

                                              12
================================================================================

                                                                  Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


---------------------------------------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

November 15, 2004






                                              13
================================================================================