Form 10KSB
period 2004-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2005-04-15
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                  (Mark One)


 [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE
                                 ACT OF 1934

                 For the fiscal year ended December 31, 2004

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

	For the transition period ______________to_______________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 31, 2005, the registrant had outstanding 24,216,058 shares of par value $.01 common stock.

The issuer's revenues for its most recent fiscal year were: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed within the last 60 days $400,994.

                     DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional  Small Business Disclosure Format (check one):  Yes  [x]   No
[ ]
                                       1

TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS                                                                                          3
ITEM 2.  DESCRIPTION OF PROPERTY                                                                                          5
ITEM 3.  LEGAL PROCEEDINGS                                                                                                5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              5
                                                         PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                         6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                        7
ITEM 7.  FINANCIAL STATEMENTS                                                                                            10
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                            10
Item 8a. CONTROLS AND PROCEDURES                                                                                         10
ITEM 8b. OTHER			                                                                                         10
                                                        PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 11
ITEM 10. EXECUTIVE COMPENSATION                                                                                          12
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                                  13
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                  14
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                                                                14
ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES                                                                        15

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

Operation of Video Poker Casinos

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies that operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold all of the Company's interest in the three operating companies. The Company does not intend to liquidate as a result of the Settlement Agreement and sale of its assets and is instead reviewing other business and acquisition opportunities. There can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company. The Company currently has no sources of revenue. See Item 6, Management's Discussion and Analysis or Plan of Operations.


Future Business

The Company currently has no sources of revenue. See Item 6, Management's Discussion and Analysis or Plan of Operations.

The Company's principal business currently is to locate and consummate a merger or acquisition with or investment with a private entity. Because of the Company's current status of having no substantial assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience dilution, resulting in a change in control of the Company.

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

Sources of Business Opportunities. The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. To date, the Company has not engaged any prospective consultants for these purposes. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded.
                                       3

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

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would generally be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, or retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract, and in such case, the Company may be limited in its ability to affect the terms of compensation.
                                       4

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. The receivable is due within six months of demand being made by the Company. The note is secured by various membership interests in Daylighting. As of December 31, 2004, the Company had advanced $133,000 under this note.

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

Employees

As of December 31, 2004, the Company retained one full time and one part time worker on contract and one consultant.

ITEM 2.    PROPERTIES

The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 860 square feet on a monthly basis at a rental rate of approximately $800.00 per month.

ITEM 3.    LEGAL PROCEEDINGS

In February and March 2004 the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. has agreed to issue 110,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company has reduced the allowance for doubtful accounts by $15,000, and is continuing to pursue collection of the remaining balance.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE
                                       5

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board under the trading symbol "NAGM.OB". Consequently, there is currently no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

CALENDAR YEARS               BID PRICE
              BY QUARTER  HIGH      LOW
     2004       First     $  0.06  $  0.06
                Second       0.03     0.03
                Third        0.03     0.03
                Fourth       0.08     0.08
     2003       First     $  0.01  $  0.01
                Second       0.01     0.01
                Third        0.04     0.01
                Fourth       0.04     0.03

At December 31, 2004, the Company had approximately 3,072 common stockholders of record.

The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares were outstanding. As of December 31, 2004, the Company is in arrears on dividends on its former outstanding Class A Preferred Stock in the amount of $15,003. All other former holders of the Class A Preferred Stock has entered into settlement agreements with the Company pursuant to which their accrued dividends were cancelled.

As of December 31, 2004, all but $12,700 of the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock had been redeemed by the Company pursuant to various settlement agreements entered into with the holders of the subordinated debentures.

There were no redemptions of the Company's stock for the fourth quarter 2004.
                                       6

EQUITY COMPENSATION PLAN INFORMATION

                   (a)        (b)        (c)
Plan Category      Number of	  Weighted-	  Number of
                   securities	  average	  securities
                   to be	  exercise	  remaining for
                   issued	  price of	  future
                   upon 	  outstanding	  issuance
                   exercise	  ofoptions,	  under equity
                   outstanding	  warrants	  compensation plans
                   options,	  and rights.	  (excluding
                   warrants 		          securities
                   and rights.		          reflected in
                         		          column (a)
Equity 		   None		  N/A		  N/A
compensation
plans approved by
security holders

Equity		   1,000,000	  $ .032125	  None
compensation
plans not approved
by security holders

TOTAL              1,000,000	  $ .032125

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

General Condition. The Company ended 2004 with $18,071 in cash, $50,000 in advances, $9,650 in accrued interest receivable and $133,000 in investments. Total liabilities were $287,724 at December 31, 2004 and consist of accounts payable and accrued liabilities of $55,993, current portion of long-term notes payable of $216,728 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $158,000 at December 31, 2003. This increase was due primarily to the additional borrowings from related and unrelated parties.

                                                              PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS                         TOTAL	    LESS	 1-3	3-5	MORE THAN
                                                      	    THAN	 YEARS	YEARS	5 YEARS
                                                     	    1 YEAR
(Long-Term Debt)                                $216,728    $216,728
(Capital Lease Obligations)
(Operating Leases)
(Purchase Obligations)
(Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP)
Total                                           $216,728    $216,728

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

Results of Operations

Operating Income (Expense)

The Company recorded a loss from operations of $222,211 during the year ended December 31, 2004 compared to loss from operations of $328,883 for the year ended December 31, 2003. The decrease in the loss is due to the reduction in general and administrative costs during 2004 and the loss on the sale of notes receivable recognized in 2003.

During the year ended December 31, 2004, the Company recorded general and administrative costs of $217,992 compared to $261,675 during the year ended December 31, 2003. Included in general and administrative expenses is approximately $27,500 related to consulting services provided by a related party for the year ended December 31, 2004.

Interest Expense

The Company recorded interest expense of $13,869 for the year ended December 31, 2004, compared to $38,787 for the year ended December 31, 2003. The decrease in interest expense is due to the debentures and other debt being repaid during the later half of 2003 and early 2004.
                                       8

Settlement Agreements and Purchases of Shares and Debentures

On January 1, 2001, but to be effective as of December 1, 2000, the Company entered into a Settlement Agreement with the holders of all but $18,297 of the Company's remaining subordinated debentures issued to former shareholders of OM (the "Remaining Debenture Holders"). Pursuant to the Settlement Agreement, the Remaining Debenture Holders released all claims against the Company, International and Hawes, and the Company, International and Hawes released all claims against the Remaining Debenture Holders. Additionally, the Company agreed to pay an aggregate of $700,000 to the Remaining Debenture Holders, payable $150,000 in cash on January 1, 2001, with the remaining balance of $550,000 represented by a promissory note dated December 1, 2000 bearing interest at 9% per annum and payable in twenty equal quarterly payments. The Remaining Debenture Holders agreed to transfer 6,056,633 shares of Common Stock of the Company to the Company for cancellation, to forgive $280,800 of accrued dividends on the former Class A Preferred Stock of the Company and transferred subordinated debentures to the Company for cancellation having a balance of principal and interest owed thereunder of $428,806.97. On August 22, 2001, the Company paid $247,000 to the Remaining Debenture Holders, which represented 50% of the outstanding principal balance of the promissory note. As of December 31, 2004, the Company's remaining subordinated debentures were paid in full.

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

Depreciation and Amortization

During the years ended December 31, 2004 and 2003, the Company recorded no depreciation expense.

Interest Income and Other Income (Expense)

The Company recorded net other income of $9,650 for the year ended December 31, 2004, related to interest income on the convertible secured promissory note with U.S. Daylighting L.L.C., compared to net other income of $33,589 for the year ended December 31, 2003.

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

Forward Looking Statements

Statements that are not historical facts included in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially. ("Cautionary Disclosures") are described throughout this Form 10-KSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop and produce new properties or new businesses, the strength and financial resources of the Company's competitors, anti-gaming sentiment, labor relations, availability and cost of material and equipment, the results of debt restructuring efforts, regulatory
                                       9
developments and compliance, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

     (a)Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b)There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.


ITEM 8B.    OTHER

None.

                                   PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The following table provides information as of March 1, 2005, with respect to each of the Company's directors and each executive officer:

           NAME            AGE        POSITION         SERVED AS
                                                       EXECUTIVE
                                                       OFFICER OR
                                                     DIRECTOR SINCE
Directors and Executive Officers
     E.H. Hawes, II         65 Director (Chairman),       1998
                               President and Chief
                               Executive Officer
     Richard P. Crane, Jr.  65 Director and Secretary     1994

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

Richard P. Crane, Jr. Mr. Crane has been a partner in the law firm of Kirkpatrick and Lockhart, Los Angeles, California, for approximately two years, and prior to that time was a partner in the laws firms of Musick, Peeler and Garrett, Santa Monica, California, for approximately five years, Crane, Rayle & Lennemann, Santa Monica, California, for approximately two years, and Girardi, Keese & Crane, Los Angeles, California, for 14 years. Mr. Crane has practiced law for over 34 years, seven of which were with the U.S. Attorney General's Office where for five years he was the Attorney in Charge and Chief Trial Counsel of the Organized Crime and Racketeering Section of the Western Regional Office. He has served as a Director and as Secretary of the Company since October 1994. Mr. Crane is also a director of Service Merchandise, Inc. which is a publicly traded company. He is a graduate of Vanderbilt University and holds a law degree from Vanderbilt University Law School.

During 2004, the Board of Directors held 2 meetings, and took 2 corporate actions by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2004. No other executive officer of the Company received remuneration in excess of $100,000 during 2004.

                          Summary Compensation Table

                        ANNUAL
                     COMPENSATION
NAME AND         YEAR SALARY BONUS LONG TERM COMPENSATION- SECURITIES       ALL OTHER
PRINCIPAL                                   UNDERLYING            	  COMPENSATION
POSITION                               OPTIONS OR WARRANTS
---------------- ----------------- ----------------------------------	  ------------
E. H. Hawes, II, 2004 $  -   $  -       -	                           $ 27,500(1)
Chief Executive	 2003    -      -       -	                            100,000(1)
Officer          2002    -      -       -	                            200,000(1)

(1)  Represents consulting fees paid by the Company.

The Board of Directors has committed the Company to pay between $25,000 and $100,000 in consulting payments to Mr. Hawes during 2005

                            Option/SAR Grant Table
               (Option/Warrant/SAR Grants in Last Fiscal Year)

NAME	     NUMBER OF		         PERCENT OF	       EXERCISE		  MARKET PRICE
   	SECURITIES UNDERLYING		   TOTAL		OR BASE		ON DATE OF GRANT	EXPIRATION
     OPTIONS OR WARRANTS GRANTED   OPTION/ WARRANT GRANTED   PRICE ($/SH)	     ($/SH)                DATE
				       TO EMPLOYEES
                                         IN FISCAL
                                           YEAR
---- ---------------------------   -----------------------   ------------	----------------	----------
E. H.         -                           -                  $   -		   $   - 	            -
Hawes,
II

            Aggregate Option/Warrant/SAR Exercises in Last Fiscal
                      Year and FY-End Option/SAR Values

NAME      SHARES	 VALUE		  NUMBER OF SECURITIES 		    VALUE OF UNEXERCISED
         ACQUIRED	REALIZED	 UNDERLYING UNEXERCISED           	IN-THE-MONEY
            ON 		                OPTIONS/WARRANTS/SARS AT             OPTIONS/WARRANTS
         EXERCISE		             1998 FY-END $#                     SARS AT 1998
           		                                                         FY-END $#
----	---------	--------	------------------------	    --------------------
E. H.     None		  None		           -                              $     -
Hawes,
II

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 31, 2005, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

NAME AND ADDRESS OF BENEFICIAL OWNERNUMBER OF SHARESPERCENT
-----------------------------------------------------------
International Tours, Inc.(1)         12,886,960       53.2%
13150 Coit Road
Suite 125
Dallas, Texas 75240

Hawes Partners(1)                    13,122,620       54.2%
Shangri-La Vista Tower
Route 3
Afton, Oklahoma 74331

E.H. Hawes, II(1)                    13,124,954       54.2%
Shangri-La Vista Tower
Route 3
Afton, Oklahoma 74331

Richard P. Crane, Jr.(2)             1,535,556         6.3%
530 Wilshire Blvd., Ste. 400
Santa Monica, California 90401

Daryl N. Snadon(3)                   2,535,673        10.4%
15280 Addison Rd., Ste 300
Dallas, Texas 75248

Mike D. Case                         1,750,000         7.2%
4200 East Skelly Drive
Tulsa, Oklahoma 74135

James Bowyer                         2,058,644         8.5%
10956 Weyburn Avenue, Ste. 202
Los Angeles, CA 90024

All Executive Officers and           14,660,510       60.5%
Directors as a Group
(2) persons)(1)(2)

(1) International Tours, Inc. ("International") owns 12,886,960 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. I.T. Financial Corporation ("ITFC") owns 235,660 shares of Common Stock of record and beneficially. Hawes Partners is a partnership owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 12,651,300 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions. Hawes Partners also beneficially owns more than a majority of ITFC and Hawes Partners and Mr. Hawes may also be deemed to beneficially own the shares owned by ITFC and such shares are reflected as being beneficially owned by each of them in the table above.

(2) Includes vested options to acquire 1,000,000 shares.

(3) Includes 535,666 shares pledged as collateral on a note payable to Mr. Snadon's former wife.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $27,500 in consulting fees during 2004 and $100,000 in 2003. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes a minimum of $25,000 and up to $100,000 during fiscal 2005 for consulting services and expense reimbursements.

ITEM 13.    EXHIBITS

(a) The following documents are filed as part of this Annual Report on Form 10-
    KSB:

    1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

    2.  Exhibits required to be filed by Item 601 of Regulation S-B:


3.1.1	Certificate  of  Incorporation   of the Company, as amended, filed  as
	Exhibit  3.1  to  the  Company's  Annual  Report  on Form 10-K for the
	fiscal  year  ended   December  31, 1986  (the "1986 Form  10-K"), and
	incorporated herein by reference.
3.1.2	Certificate  of  Amendment  of  Certificate  of Incorporation  of  the
	Company   dated  April  18,  1994,  filed  as  Exhibit  3.1.8  to  the
	Company's  Annual  Report  on  Form  10-K  for  the  fiscal year ended
	December 31, 1993 (the "1993  Form  10-K"),  and  incorporated  herein
	by reference.

3.1.3	Certificate  of  Amendment  of  Certificate  of Incorporation  of  the
	Company  effecting  one- for- three   reverse  stock  split  filed  as
	Exhibit  3.1 to the Company's Current Report on Form 8-K dated October
	17, 1994, and incorporated herein by reference.

3.1.4	Certificate  of  Amendment  of  Certificate  of  Incorporation  of the
	Company   effecting   name  change,  increase  of  authorized  shares,
	authorization  of  Class  A  preferred  stock  and   stock   ownership
	limitations  filed  as  Exhibit 3.2 to the Company's Current Report on
	Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.1.5	Form of  "Certificate of Designation, Preferences and Rights of Series
	B Convertible Preferred Stock" creating the Series  B  Preferred Stock
	filed  as  Exhibit  10.1.4 to the Company's Current Report on Form 8-K
	dated June 10, 1996, and incorporated herein by reference.

3.1.6	Certificate  of  Amendment  of  Certificate   of  Incorporation of the
	Company increasing the number of authorized shares of Common  Stock to
	100,000,000 shares filed as Exhibit  3.1.6  to the Quarterly Report on
	Form   10-QSB   for  the  fiscal  quarter  ended  June  30,  1998  and
	incorporated herein by reference.

3.2  	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the
	Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
	September 30, 1998, and incorporated herein by reference.

10.31	Form of Convertible Debenture

31.1	Certification  of  Chief Executive Officer and Chief Financial Officer
	Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted  pursuant
	to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT SERVICES AND FEES

The  Company's Principal accountants are Sartain Fischbein & Company located in
Tulsa,  Oklahoma.   Fees  paid for accounting and tax services for the past two years are:

                 Accounting       Tax
                   Services     Services

2004               $20,150       $3,480
2003               $19,850       $3,500

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 NORTH AMERICAN GAMING AND
                 ENTERTAINMENT CORPORATION
April 15, 2005By:/s/ E. H. HAWES, II, PRESIDENT
                 E. H. Hawes, II, President
                 and Chief Executive Officer
                 (Principal Executive Officer and
                 Principal Financial and Accounting
                 Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 15, 2005/s/     E. H. HAWES, II
	              E.H. Hawes, II
	              Director (Chairman)

April 15, 2005/s/     RICHARD P. CRANE, JR.
	              Richard P. Crane, Jr.
 	              Director

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Financial Statements of North American Gaming and Entertainment Corporation

	                                                                                           PAGE
Report of Independent Registered Public Accounting Firm		                                    F-2
Financial Statements:
    Balance Sheet - December 31, 2004		                                                    F-3
    Statements Of Operations - Years Ended  December 31, 2004 and 2003		                    F-4
    Statements Of Stockholders' Equity (Deficit) - Years Ended December 31, 2004 and 2003	    F-5
    Statements Of Cash Flows - Years Ended December 31, 2004 and 2003		                    F-6-F-7
    Notes To Financial Statements		                                                    F-8-F-11

Report of Independent Registered Public Accounting Firm

To  the  Board  of  Directors  and  Stockholders
North   American  Gaming  and Entertainment Corporation

We have audited the accompanying balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                               /s/  Sartain Fischbein & Co.

April 8, 2005
Tulsa, Oklahoma

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
BALANCE SHEET

DECEMBER 31,                                                                       2004
------------									 --------
ASSETS
Current assets:
Cash                                                                             $ 18,017
Advances, net of allowance for doubtful accounts                                   50,000
Interest receivable                                                                 9,650
										 --------
Total current assets                                                               77,667
										 --------
Investments                                                                       133,000
										 --------
Total assets                                                                     $210,667
										 ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable                                                 $216,728
Accounts payable and accrued liabilities                                           55,993
Preferred stock dividends payable                                                  15,003
										 --------
Total current liabilities                                                         287,724
										 --------
Commitments and contingencies
Stockholders' Deficit:
Class A preferred stock, $3.00 par value, 10% annual
  cumulative dividend, 1,600,000 shares authorized,
  no shares issued and outstanding						        -
Preferred stock, $.01 par value, 10,000,000 shares
  authorized, 8,000,000 shares designated Series "B",
  no shares issued and outstanding						        -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 41,788,552 shares issued		                                  417,886
Additional paid-in capital                                                        489,214
Treasury stock, 17,572,494 shares, at cost                                       (489,258)
Accumulated deficit                                                              (494,899)
										 --------
Total stockholders' deficit                                                       (77,057)
										 --------
Total liabilities and stockholders' deficit                                      $210,667
										 --------

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,	                 2004       2003
------------------------		     ----------	 ---------
Costs and expenses:
General and administrative	             $ 217,992   $ 261,675
					     --------- 	 ---------
Operating loss		                      (217,992)   (261,675)
Interest expense	                       (13,869)	   (38,787)
Loss on sale of notes receivable	             -     (62,010)
Other income		                         9,650	    33,589
					     --------- 	 ---------
Loss before provision for income taxes	      (222,211)	  (328,883)
Provision for income taxes	                     -           -
					     --------- 	 ---------
Net Loss	                             $(222,211)  $(328,883)
					     =========	 =========
Loss Per Share:
Basic:
Net Loss	                             $	 (0.01)  $   (0.01)
					     --------- 	 ---------
Diluted:
Net Loss	                             $	 (0.01)  $   (0.01)
					     --------- 	 ---------


The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2004 and 2003

          CLASS A PREFERRED PREFERRED  COMMON ADDITIONAL    PAID-IN	    ACCUMULATED     RETAINED	   TOTAL
                 STOCK        STOCK    STOCK    CAPITAL  TREASURY STOCK        OTHER	    EARNINGS   STOCKHOLDERS'
                             SERIES                                        COMPREHENSIVE  (ACCUMULATED	  DEFICIT
                               "B"                                            INCOME         DEFICIT)
	  ----------------- --------- -------- --------- --------------	  --------------  ------------ --------------
Balance,   $     -          $     -   $417,886	$489,214  $   (489,258)	   $	       -  $	56,195	$    474,037
January
1, 2003

Net 		 -                -          -         -             -		       -      (328,883)     (328,883)
loss-2003
	   ---------------- --------- -------- --------- --------------	  --------------   ------------ -------------
Balance,         -                -    417,886 	 489,214      (489,258)	  	       -      (272,688)      145,154
December
31, 2003

Net              -                -         -          -             -		       -      (222,211)     (222,211)
loss-2004
	   ---------------- --------- -------- --------- --------------	  --------------   ------------ -------------
Balance,   $     -          $     -   $417,886  $489,214   $  (489,258)	   $	       -   $  (494,899) $    (77,057)
December
31, 2004
	   ---------------- --------- -------- --------- --------------	  --------------   ------------ -------------

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                           2004       2003
------------------------							---------  ---------
Cash Flows From Operating Activities:
Net loss                                                                        $(222,211) $(328,883)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Bad debt expense	                                                           25,000       ----
    Loss on sale of note receivable	                                                -    137,439
    Forgiveness of debenture	                                                        -    (75,429)
Changes in operating assets and liabilities:
    Decrease (Increase) in:
       Prepaid expenses and other	                                                -      2,500
       Interest receivable 	                                                   (9,650)         -
    Increase (decrease) in:
       Accounts payable and accrued liabilities		                          (27,176)   (80,701)
										---------  ---------
Net Cash Used In Operating Activities	                                         (234,037)  (345,074)
										---------  ---------
Cash Flows From Investing Activities:
    Proceeds from sale of notes receivable 	                                        -    780,788
    Repayments of notes receivable-shareholder	                                        -      3,464
    Repayments of note receivable	                                                -    224,187
    Increase in advances	                                                 (125,000)         -
    Repayments of advances	                                                   50,000          -
    Increase in investments	                                                  (93,000)   (40,000)
										---------  ---------
Net Cash Provided By (Used In) Investing Activities 	                         (168,000)   968,439
										---------  ---------
Cash Flows From Financing Activities:
    Borrowings under notes payable 	                                          210,700          -
    Payments of notes payable	                                                  (15,597)   (81,278)
    Payments on debentures	                                                  (38,571)         -
    Payments on borrowings	                                                        -   (283,929)
										---------  ---------
Net Cash Provided By (Used In) Financing Activities	                          156,532   (365,207)
										---------  ---------
Net Increase (Decrease) In Cash		                                         (245,505)   258,158
Cash, beginning of year	                                                        $ 263,522  $   5,364
										---------  ---------
Cash, end of year	                                                        $  18,017  $ 263,522
										---------  ---------

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003


STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31,                     2004    2003
Cash Paid During The Year For:
    Interest                                 $9,989 $51,459
Non-Cash Activities:
   Transfer of accrual interest payable      $3,328 $13,342
   to subordinated debenture on note payable

The accompanying notes are an integral part of the financial statements.

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

Fair Value of Financial Instruments:
The carrying amounts of financial instruments including cash, advances, investments, accounts payable and accrued expenses approximated fair value as of December 31, 2004 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximates fair value as of December 31, 2004 because interest rates on these instruments approximate market interest rates.

2.  SALE OF EQUITY INVESTMENTS

In August 2001, the Company sold all of its interests in OM, Riverport and Ozdon for approximately $2.3 million. The sales price was approximately $800,000 in cash and approximately $1.5 million in the form of promissory notes receivable originally due to the Company in 60 monthly installments of principal and interest. During 2003 the Company sold the promissory notes for $780,788 in cash and the forgiveness of $62,500 of subordinated debentures, together with accrued interest of $12,929. The Company incurred a loss of approximately $62,000 on this sale, net of the forgiveness of debentures.

3.  EARNINGS PER SHARE

The following data shows the amounts used in computing loss per share.

                                     NET INCOME    WEIGHT    PER SHARE AMOUNT
                                       (LOSS)      SHARES
                                     (NUMERATOR)(DENOMINATOR)
For the Year Ended December 31, 2003:
    Basic loss per common share       $(328,883) 24,631,587   $(.01)
    Effect of dilutive stock options         -          -
    Diluted loss per common share     $(328,883) 24,631,587   $(.01)
For the Year Ended December 31, 2004:
    Basic loss per common share       $(222,211) 24,216,058   $(.01)
    Effect of dilutive stock options         -          -
    Diluted loss per common share     $(222,211) 24,216,058   $(.01)

Options for 1,000,000 shares of common stock have not been included in the computation of diluted earnings per share due to being anti-dilutive.

4.  ADVANCES

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. has agreed to issue 110,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 and is continuing to pursue collection of the remaining balance.

5.  NOTES PAYABLE

In May 2004, the Company issued a promissory note to an unrelated party in the amount of $110,000. The note was to be repaid in ninety days at an interest rate of 12%. In August, 2004, this note was renewed for an additional six months in the amount of $113,328 which consists of the original principal amount of $110,000 plus accrued interest through August 18, 2004. The note bears interest at a rate of 12% and is secured by the advances referred to in
Note 4.

In July 2004, the Company issued a promissory note to a related party for an amount up to $100,000. The note is to be repaid in six months and bears interest at a rate of 8%. The note is secured by a note receivable in the amount of $133,000 (See Note 6). As of December 31, 2004, the Company was advanced $90,700 under this note.

In June 2004, the Company made a payment in the amount of $8,000 in satisfaction of a legal claim by a former preferred shareholder of the Company. The payment releases the Company of all sums due of principal, interest and accrued dividends related to this preferred shareholder. The Company has notes payable to other preferred stockholders at December 31, 2004 totaling $12,700. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and were in default at December 31, 2004.

6.  INVESTMENTS

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note the Company is to initially advance up to $150,000, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company. The note is secured by various membership interests of Daylighting. As of December 31, 2004, the Company had advanced $133,000 under this note.

7.  RELATED PARTY TRANSACTIONS

During 2004 and 2003, the Company paid an officer of the Company consulting fees totaling approximately $27,500 and $100,000 in each year, respectively.

8.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

               YEARS ENDED DECEMBER 31,
                  2004       2003
Current-Federal $	 -  $	     -
Current-State    	 -           -
Deferred         	 -           -
                $	 -  $	     -

    Components of the net deferred tax asset at December 31, 2004 are as follows:

    Deferred tax assets:
Net operating loss carry-forwards	$ 857,000
    Less-valuation allowance	         (857,000)
                           		$       -

At December 31, 2004, the Company had a net operating loss carry-forward available for Federal income tax purposes of approximately $2.4 million. The amounts of operating loss carry-forwards expire in varying amounts through 2024. Due to the uncertainty of realization and restrictions on utilization, a deferred tax asset valuation allowance has been provided.

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2004 and 2003:

                                                 2004   2003
Statutory rate                                    34.0%  34.0%
Change in deferred tax asset valuation allowance (34.0) (34.0)
Company's effective rate                             0%     0%

9.  SUBORDINATED CONVERTIBLE DEBENTURES

During 2001, the Board of Directors approved the sale of up to $1,000,000 of subordinated convertible debentures. The debentures required quarterly interest only payments at a 10% rate and were due in full on June 1, 2003, of which $125,000 were convertible into common stock at $0.50 per share. These debentures were paid in full in the second quarter of 2004.

10.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

Cash:
The Company's cash balances with financial institutions are insured up to $100,000 for each account.

Lease:
The Company currently leases office space on a monthly basis. Rent expense for the years ended December 31, 2004 and 2003 totals approximately $10,000 and $10,000, respectively.

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

As of December 31, 2004, there were no shares of preferred stock issued or outstanding.

Stock Options

In January 2000, the Company granted two directors stock options, whereby each may acquire 1,000,000 shares of common stock, at an exercise price of $.03125 per share. The shares were fully vested as of the date of grant and expire five years from the date of grant. The Company recognized compensation expense at the date of grant of $22,255 related to services provided, based on the fair value of the options on the measurement date, which is the date a commitment for performance is reached or performance is complete. In November of 2002, one director resigned as a director of North American Gaming and Entertainment Corporation upon which time his 1,000,000 option was cancelled.

No options to purchase the Company's stock were issued or granted in 2003 or 2004, and all existing stock options (for 1,000,000 shares of common stock) expired in January 2005.


12.    SUBSEQUENT EVENT

In January 2005, the Company amended the note payable with a related party to extend repayment until July 2005 and increase the principal amount to $150,000. In February and March of 2005, the Company was advanced an additional $17,500 under the note from a related party. At March 31, 2005, the total amount due was $108,200.

In February 2005, the Company amended the note payable with an unrelated party to extend repayment until August 2005 and convert the accrued interest into the principal amount. As of February 2005, the amount of the new note approximates $120,200.

In March 2005, the Company collected an additional $49,000 on the advances to Techlite, Inc.

                                                                        EX 31.1

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER UNDER
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

   1. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

        (c)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   2. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 15, 2005

/s/ E.H.HAWES, II

___________________________________
E. H. Hawes, II, Chief Executive Officer and Chief Financial Officer

                                                                        EX 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ E.H.HAWES, II



E.H. HAWES, II

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

APRIL 15, 2005