Form 10QSB
period 2005-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2005-05-20
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 2005: 24,216,058

Traditional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Check whether registrant is an accelerated filer      Yes [ ] No [X]

NORTH AMERICAN GAMING AND ENTERTAINMENT	CORPORATION
BALANCE SHEETS
		                                    	           March 31,	  December 31,

		                                                     2005             2004
			                                          (UNAUDITED)
								 -------------	---------------
ASSETS
Current assets:

Cash                                                     	$	 11,102 $	 18,017
Advances, net of allowance for
  doubtful accounts of 25,000					$   	    844		 50,000
Interest receivable							 12,643		  9,650
							 	--------------	---------------
Total current assets						 	 24,589		 77,667

Furniture and fixtures			                                    539               -
Investments		                                                133,000  	133,000
								--------------	---------------

Total assets							$      158,128  $	210,667
								==============	===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable				$	199,228	$	216,728
Accounts payable and accrued liabilities				 58,024		 55,993
Preferred stock dividends payable	 	                         15,003		 15,003
								--------------	---------------
Total Current Liabilities		                        $      272,255  $	287,724
								--------------	---------------
Commitments and contingencies

Stockholders' Equity:

Class A preferred stock, $3.00 par value, 10%
   Annual cumulative dividend, 1,600,000 shares
   authorized, no shares issued and outstanding			              -		      -
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 8,000,000 shares designated Series
   B, no shares issued and outstanding 		  	                      -		      -
Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued					417,886		417,886
Additional paid-in capital 		                                489,214		489,214
Treasury stock,17,572,494 shares, at cost			       (489,258)       (489,258)
Accumulated Deficit 			                               (531,969)       (494,899)
								 --------------	 --------------
Total stockholders equity (deficit)			               (114,127)	 77,057
								 --------------	 --------------

Total liabilities and stockholders' equity	 	         $      158,128  $	210,667
								 ==============	 ==============


                                       1
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
                                              Three Months Ended March 31,
                                                    2005         2004
						--------      -----------
Costs and expenses:

General and administrative expenses             $ 34,106      $    71,291
						--------      -----------
Operating loss	                                 (34,106)         (71,291)

Interest expense                                  (5,957)          (2,602)
Loss on sale of accounts receivable                    -                -
Loss on sale of investment                             -                -
Management fees                                        -                -
Interest income                                    2,993            1,800
						--------      -----------
Loss before provision for income taxes           (37,070)         (72,093)

Provision for income taxes                             -                -
						--------      -----------
Net Loss                                   	$(37,070)     $   (72,093)
						========      ===========
Basic Net Loss Per Share                               *                *
						========      ===========
Basic weighted average shares outstanding     24,216,058       24,216,058

*Less than $.01 per share


                                      2
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	                                                  Three Months Ended March
	                                                     2005            2004
							---------	----------
Cash Flows From Operating Activities:
Net loss                                           	$(37,070)       $  (72,093)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Bad Debt Expense	                                       -	    20,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable - other	                       -            (1,800)
      Interest receivable	                          (2,993)                -
   Increase (decrease) in:
      Accounts payable and accrued liabilities		   2,031            (7,168)
							--------	----------
Net Cash Used In Operating Activities               	 (38,032)          (61,061)
							--------	----------
Cash Flows From Investing Activities:
   Purchase of furniture and fixtures 		            (539)                -
   Increase in advances 	                               -          (125,000)
   Repayments on advances	                          49,156                 -
   Increase in investments	                               -           (50,000)
							--------	----------
Net Cash Provided By (Used in) Investing Activities	  48,617          (175,000)
							--------	----------
Cash Flows From Financing Activities:
   Borrowings under note payable	                  17,500                 -
   Payments on notes payable	                         (35,000)                -
							--------	----------
Net Cash Provided By (Used In) Financing Activities	 (17,500)                -

Net Decrease In Cash					  (6,915)         (236,061)

Cash, beginning of period	                          18,017           263,522
							--------	----------
Cash, end of period 	                                $ 11,102        $   27,461
							========	==========
Cash paid during the period for:
   Interest 		                                $      -        $	 -
							========	==========









                                       3
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005

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

Results for the three months ended March 31, 2005 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.


2.  EARNINGS PER SHARE

The computation of earnings per share for the three months ended March 31, 2005 does not include the effect on common stock for 1,000,000 options for common stock, as they are anti-dilutive.


3.  ADVANCES

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. has agreed to issue 110,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 during 2004 and is continuing to pursue collection of the remaining balance. In March 2005, the Company collected an additional $49,000.
                                       4

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005

4.  INVESTMENTS

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company. The note is secured by various membership interests of Daylighting. As of March 31, 2005, the Company had advanced $133,000 under this note.


5.  NOTES PAYABLE

In May 2004, the Company issued a promissory note to an unrelated party in the amount of $110,000. The note was to be repaid in ninety days at an interest at a rate of 12%. In August, 2004, this note was renewed for six months in the amount of $113,328. This amount consists of $110,000 plus accrued interest at August 19, 2004. In February 2005, the note was renewed again for an additional six months in the amount of $120,183. This amount consists of the principal amount of $113,328 at August 2004, plus accrued interest at February 18, 2005. The note bears interest at a rate of 12% and is secured by a receivable in the amount of $125,000 (See Note 3). In March 2005, the Company paid $35,000 on this note, leaving a remaining balance of $78,328 at March 31, 2005.

In July 2004, the Company issued a promissory note to a related party for an amount up to $100,000. The note is to be repaid in six months and bears interest at a rate of 8%. The note is secured by a note receivable in the amount of $133,000 (See Note 4). In January 2005, this note was renewed for an additional six months for an amount up to $150,000. As of March 31, 2005, the Company was advanced $108,200 under this note.

The Company has notes payable to former preferred stockholders at March 31, 2005 totaling $12,700. These notes are unsecured and bear interest at 9%. The notes were in default at March 31, 2005.

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

General Condition. The Company ended the quarter with $11,102 in cash, $843 in advances, $12,643 in accrued interest receivable and $133,000 in investments. Total liabilities were $272,255 at March 31, 2005 and consist of accounts payable and accrued liabilities of $58,024, current portion of long-term notes payable of $199,228 and preferred stock dividends payable of $15,003. The Company's current liabilities decreased from approximately $288,000 at December 31, 2004. This decrease was due primarily to the payments on notes payable due to related and unrelated parties.

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


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005, to the three months ended March 31, 2004.

Operating Income (Expense)

The Company recorded an operating loss of $34,106 comprised primarily of general and administrative costs during the three months ended March 31, 2005, compared to an operating loss of $71,291 also comprised primarily of general and administrative costs for the three months ended March 31, 2004. The decrease in the loss from operations for the three months ended March 31, 2005 as compared to the loss from operations for the three months ended March 31, 2004 is due primarily to a decrease in consulting expense and payroll expense.

Interest Expense

The Company incurred interest expense of $5,957 for the three months ended March 31, 2005, compared to $2,602 for the three months ended March 31, 2004. The increase in interest expense is due to the notes payable obtained in the latter half of 2004.


Interest Income and Other Income (Expense)

The Company recorded interest income of $2,993 for the three months ended March 31, 2005, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $1,800 for the three months ended March 31, 2004.

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

10.31 Form of Convertible Debenture.

31.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.
                                       8

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NORTH AMERICAN GAMING AND
                           ENTERTAINMENT CORPORATION


May 19, 2005
                                        /s/ E. H. Hawes, II, President
                                        ---------------------------------------

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

 Date:  May 19, 2005

/s/ E. H. HAWES, II,
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                                                   EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ E. H. HAWES, II,
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

May 19, 2005