Form 10QSB
period 2005-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2005-08-19
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 000-05474


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

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 2005: 24,216,058

Traditional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Check whether registrant is an accelerated filer	   Yes [ ] No [X]

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS (UNAUDITED)
                                                      June 30,    December 31,

	                                                2005          2004
						    ---------	  -----------

ASSETS
Current assets:

Cash                                                $	3,470     $    18,017
Advances, net of allowance for doubtful
	accounts of				    $  	    -          50,000
Interest receivable                                    15,636           9,650
						    ---------	  -----------
Total current assets                                   19,106          77,667

Furniture and fixtures                                    449	            -
Investments                                           133,000         133,000
						    ---------	  -----------

Total assets                                        $ 152,555     $   210,667
						    =========	  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable                    $ 224,228     $   216,728
Accounts payable and accrued liabilities               76,401          55,993
Preferred stock dividends payable                      15,003	       15,003
						    ---------	  -----------
Total current liabilities                           $ 315,632     $   287,724
						    ---------	  -----------
Commitments and contingencies

Stockholders' Equity:

Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued               417,886	      417,886
Additional paid-in capital                            489,214	      489,214
Treasury stock, 17,572,494 shares, at cost           (489,258)	     (489,258)
Accumulated deficit                                  (580,919)	     (494,899)
						    ---------	  -----------
Total stockholders deficit                           (163,077)	      (77,057)
						    ---------	  -----------

Total liabilities and stockholders' equity          $ 152,555      $  210,667
						    =========	  ===========


                                       1
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS                             SIX MONTHS
                                                      ENDED JUNE 30,                          ENDED JUNE 30,
					       ----------------------------		---------------------------
                                                 2005                2004               2005               2004
					       --------------  ------------		-----------    ------------
Costs and expenses:

General and administrative expenses            $       46,739  $     69,637	        $    80,845    $    140,928
					       --------------  ------------		-----------    ------------
Operating loss                                        (46,739)      (69,637)	            (80,845)       (140,928)

Interest expense                                       (5,204)       (1,992)	            (11,161)         (4,594)
Loss on sale of accounts receivable                         -             -	                  -               -
Interest income                                         2,993         2,300		      5,986           4,100
					       --------------  ------------		-----------    ------------
Loss before provision
 for income taxes                                     (48,950)      (69,329)	            (86,020)       (141,422)

Provision for income taxes                                  -             -	                  -               -
					       --------------  ------------		-----------    ------------
Net loss                                       $      (48,950) $    (69,329)	        $   (86,020)   $   (141,422)
					       ==============  ============		===========    ============
Basic loss per share                                        *             *	                  *               *
					       ==============  ============		===========    ============
Basic weighted average shares outstanding          24,216,058    24,216,058	         24,216,058      24,216,058
					       ==============  ============		===========    ============

*Less than $.01 per share


                                       2
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Six Months Ended June
                                                     2005            2004
						------------	 -----------
Cash Flows From Operating Activities:
Net loss                                        $    (86,020)    $  (141,422)
Adjustments to reconcile net loss to net
cash used in operating activities:
      Bad Debt Expense                                     -          40,000
      Depreciation                                        90               -
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable - other                          -          (4,100)
      Interest receivable                             (5,986)              -
   Increase (decrease) in:
      Accounts payable and accrued liabilities        20,408         (29,265)
						------------	 -----------
Net Cash Used In Operating Activities                (71,508)       (134,787)
						------------	 -----------
Cash Flows From Investing Activities:
   Purchase of furniture and fixtures                   (539)              -
   Increase in advances                                    -        (125,000)
   Repayments on advances                             50,000               -
   Increase in investments                                 -         (62,500)
						------------	 -----------
Net Cash Provided By (Used in)
	Investing Activities			      49,461        (187,500)
						------------	 -----------
Cash Flows From Financing Activities:
   Borrowings under note payable                      42,500         110,000
   Payments on notes payable                         (35,000)         (5,597)
   Payments on Debentures                                  -         (38,571)
						------------	 -----------
Net Cash Provided By  Financing Activities             7,500          65,832
						------------	 -----------
Net Decrease In Cash                                 (14,547)       (256,455)

Cash, beginning of period                             18,017         263,522
						------------	 -----------
Cash, end of period                             $      3,470     $     7,067
						============	 ===========
Cash paid during the period for:
   Interest                                   	$          -     $     7,157
						============	 ===========









                                       3
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005

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

Results for the six months ended June 30, 2005 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.



2.  ADVANCES

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. issued 110,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 and as of December 31, 2004, the balance of the advances was $50,000, net of allowance for doubtful accounts of $25,000. During the six months ended June 30, 2005, the Company collected an additional $50,000, resulting in a remaining balance at June 30, 2005 of $-0-, net of allowance for doubtful accounts of $25,000.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005

3.  INVESTMENTS

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. Accrued interest on the note has not been paid as of June 30, 2005. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of June 30, 2005. The note is secured by various membership interests of Daylighting. As of June 30, 2005, the Company had advanced $133,000 under this note, and accrued interest receivable on this note is $15,636 as of June 30, 2005.


4.  NOTES PAYABLE

In May 2004, the Company issued a promissory note to an unrelated party in the amount of $110,000. The note was to be repaid in ninety days at an interest at a rate of 12%. In August, 2004, this note was renewed for six months in the amount of $113,328. This amount consists of $110,000 plus accrued interest at August 19, 2004. In February 2005, the note was renewed again for an additional six months, maturing August 18, 2005, in the amount of $120,183. This amount consists of the principal amount of $113,328 at August 2004, plus accrued interest at February 18, 2005. The note bears interest at a rate of 12% and is secured by a receivable (See Note 2). In March 2005, the Company paid $35,000 on this note, leaving a remaining balance of $78,328 at June 30, 2005.

In July 2004, the Company issued a promissory note to a related party for an amount up to $100,000. The note is to be repaid in six months and bears interest at a rate of 8%. The note is collateralized by a note receivable in the amount of $133,000 (See Note 3). On January 31, 2005 this note was renewed for an additional six months, maturing July 31, 2005, for an amount up to $150,000. As of June 30, 2005, the Company was advanced $133,200 under this note. In July 2005, the note was renewed. Under the terms of the renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed that it had no claim against the Company for any deficiency in the collection of the note from Daylighting by the Company.

The Company has notes payable to former preferred stockholders at March 31, 2005 totaling $12,700. These notes are unsecured and bear interest at 9%. The notes were past due at June 30, 2005.


5.   SUBSEQUENT EVENTS

In August 2005, the Company received notification that an additional payment on the Techlite, Inc. note in the amount of approximately $57,000 would be paid during the third quarter of 2005.

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

General Condition. The Company ended the quarter with $3,470 in cash, $15,636 in accrued interest receivable and $133,000 in investments. Total liabilities were $315,632 at June 30, 2005 and consist of accounts payable and accrued liabilities of $76,401, current portion of long-term notes payable of $224,228 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $288,000 at December 31, 2004. This increase was due primarily to the increase in accounts payable and additional amounts borrowed on notes payable.

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


RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2005, to the six months ended June 30, 2004.

Operating Income (Expense)

The Company recorded an operating loss of $86,020 comprised primarily of general and administrative costs during the six months ended June 30, 2005, compared to an operating loss of $141,422 also comprised primarily of general and administrative costs for the six months ended June 30, 2004. The decrease in the loss from operations for the six months ended June 30, 2005 as compared to the loss from operations for the six months ended June 30, 2004 is due primarily to a decrease in consulting expense and payroll expense.

Interest Expense

The Company incurred interest expense of $11,161 for the six months ended June 30, 2005, compared to $4,594 for the six months ended June 30, 2004. The increase in interest expense is due to additional borrowings from related and unrelated parties.


Interest Income and Other Income (Expense)

The Company recorded interest income of $5,986 for the six months ended June 30, 2005, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $4,100 for the six months ended June 30, 2004.

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

10.1  Renewal Note

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

                           NORTH AMERICAN GAMING AND
                           ENTERTAINMENT CORPORATION


August 19, 2005
                                        /s/ E. H. Hawes, II, President
                                        ------------------------------

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

 Date:  August 19, 2005

/s/ E. H. HAWES, II,
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                                                   EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ E. H. HAWES, II,
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

August 19, 2005