Form 10QSB
period 2005-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2005-11-21
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the quarterly period ended September 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [X] YES    [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                         [X]    YES  [ ] NO

                 APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                 [ ]    YES    [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2005:
24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS (UNAUDITED)
                                                 	September 30,    December 31,
                                                    	    2005             2004
                                                        _____________	 ____________

ASSETS
Current assets:

Cash                                               	$     38,285     $     18,017
Advances, net of allowance for doubtful accounts of
$25,000 in 2004							   -	       50,000
Interest receivable                                   	      18,653            9,650
                                                        _____________	 ____________
Total current assets                                          56,938	       77,667

Furniture and fixtures, net	                               3,544	            -
Note Receivable		                                     133,000	      133,000
                                                        _____________	 ____________

Total assets                                            $    193,482     $    210,667
							=============	 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable                                           $    261,701     $    216,728
Accounts payable and accrued liabilities	              63,180	       55,993
Preferred stock dividends payable	                      15,003	       15,003
                                                        _____________	 ____________

Total current liabilities	                             339,884	      287,724
                                                        _____________	 ____________
Commitments and contingencies

Stockholders' Equity:

Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued		             417,886	      417,886
Additional paid-in capital	                             489,214          489,214
Treasury stock, 17,572,494 shares, at cost	            (489,258)        (489,258)
Accumulated deficit 	                                    (564,244)        (494,899)
                                                        _____________	 ____________

Total stockholders deficit 	                            (146,402)         (77,057)
                                                        _____________	 ____________

Total liabilities and stockholders' deficit             $    193,482     $    210,667
							=============	 ============



                                       1
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS                             NINE MONTHS
                                                   ENDED  SEPTEMBER  30,                   ENDED  SEPTEMBER  30,
                                                 2005                 2004               2005                 2004
						 ____________  ___________		___________   ____________
Costs and expenses:

General and administrative expenses           	 $     37,954  $    39,778	        $   118,799   $    180,706
						 ____________  ___________		___________   ____________

Operating loss                                        (37,954)     (39,778)	           (118,799)      (180,706)

Interest expense                                       (5,446)      (2,261)	            (16,607)        (6,855)
Interest income                                         3,017        2,600	              9,003          6,700
Miscellaneous income                                   57,058            -	             57,058              -
						 ____________  ___________		___________   ____________
Income (loss) before provision
 for income taxes                                      16,675      (39,439)	            (69,345)      (180,861)

Provision for income taxes                                  -            -	                  -              -
						 ____________  ___________		___________   ____________

Net income (loss)                            	 $     16,675  $   (39,439)	        $  ( 69,345)  $   (180,861)
						 ============  ===========		===========   ============
Basic loss per share                                        *            *	                  *              *
						 ============  ===========		===========   ============
Basic weighted average shares outstanding          24,216,058   24,216,058	         24,216,058     24,216,058
						 ============  ===========		===========   ============

*Less than $.01 per share





                                       2
The accompanying notes are an integral part of the financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               			Nine Months Ended September
                                                     		     2005           2004
								___________________________

Cash Flows From Operating Activities:
Net loss                                           		$ (69,345)       $(180,861)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Bad debt expense 			                                -           40,000
      Depreciation		                                      135	         -
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable - other 		                  (25,000)          (6,700)
      Interest receivable		                           (9,003)               -
   Increase (decrease) in:
      Accounts payable and accrued liabilities			   19,660          (31,326)
								_________	 _________

Net Cash Used In Operating Activities 			          (83,553)        (178,887)
								_________	 _________
Cash Flows From Investing Activities:
   Purchase of furniture and fixtures                		   (3,679)               -
   Increase in advances			                                -         (125,000)
   Repayments on advances		                           75,000                -
   Increase in note receivable		                                -          (88,500)
								_________	 _________

Net Cash Provided By (Used in) Investing Activities		   71,321         (213,500)
								_________	 _________
Cash Flows From Financing Activities:
   Borrowings under note payable 		                   67,500          175,500
   Payments on notes payable		                          (35,000)          (5,597)
   Payments on debentures 		                                -          (38,571)
								_________	 _________

Net Cash Provided By Financing Activities		           32,500          131,332
								_________	 _________

Net Increase (decrease) In Cash			                   20,268         (261,055)

Cash, beginning of period		                           18,017          263,522
								_________	 _________

Cash, end of period 		                                $  38,285        $   2,467
								=========	 =========
Cash paid during the period for:
   Interest                                       		$     671	 $       -
								=========	 =========


                                       3
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  ADVANCES

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances are non-interest bearing and are to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. agreed to issue 110,000 shares of restricted Techlite, Inc. stock. The advances are collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection on the note and issuance of the stock. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 and as of December 31, 2004, the balance of the advances was $50,000, net of allowance for doubtful accounts of $25,000. During the six months ended June 30, 2005, the Company collected an additional $50,000, resulting in a remaining balance at June 30, 2005 of $-0-, net of allowance for doubtful accounts of $25,000. In August 2005, the Company received an additional payment on the note in the amount of approximately $57,000, which represents collection of previously charged off amounts of $25,000, plus interest and fees of $32,000. The $57,000 is reflected as miscellaneous income in the accompanying statements of operations.
                                       4

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005

3.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. Accrued interest on the note has not been paid as of September 30, 2005. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of September 30, 2005. The note is secured by various membership interests of Daylighting. As of September 30, 2005, the Company had advanced $133,000 under this note, and accrued interest receivable on this note is $18,653 as of September 30, 2005.


4.  NOTES PAYABLE

In May 2004, the Company issued a promissory note to an unrelated party in the amount of $110,000. The note was to be repaid in ninety days at an interest at a rate of 12%. In August, 2004, this note was renewed for six months in the amount of $113,328. This amount consists of $110,000 plus accrued interest at August 19, 2004. In February 2005, the note was renewed again for an additional six months, maturing August 18, 2005, in the amount of $120,183. This amount consists of the principal amount of $113,328 at August 2004, plus accrued interest at February 18, 2005. The note bears interest at a rate of 12% and was secured by a receivable in the amount of $125,000 (See Note 2). In March 2005, the Company paid $35,000 on this note. The note payable balance at September 30, 2005 of $90,800 includes unpaid principal of $75,000 and accrued interest through August 18, 2005 of $15,800.

In July 2004, the Company issued a promissory note to a related party for an amount up to $100,000. The note is to be repaid in six months and bears interest at a rate of 8%. The note is collateralized by a note receivable in the amount of $133,000 (See Note 3). On January 31, 2005 this note was renewed for an additional six months, maturing July 31, 2005, for an amount up to $150,000. As of September 30, 2005, the Company was advanced $158,200 under this note. In July 2005, the note was renewed for an additional 180 days. Under the terms of the renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed that it had no claim against the Company for any deficiency in the collection of the note from Daylighting by the Company.

The Company has notes payable to former preferred stockholders at March 31, 2005 totaling $12,700. These notes are unsecured and bear interest at 9%. The notes were in past due at September 30, 2005.





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

General Condition. The Company ended the quarter with $38,285 in cash, $18,653 in accrued interest receivable, $3,544 in furniture and fixtures (net) and $133,000 in note receivable. Total liabilities were $339,884 at September 30, 2005 and consist of accounts payable and accrued liabilities of $63,180, current portion of long-term notes payable of $261,701 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $288,000 at December 31, 2004. This increase was due primarily to the increase in accounts payable and additional amounts borrowed on notes payable.

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


RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2005, to the nine months ended September 30, 2004.

Operating Income (Expense)

The Company recorded an operating loss of $69,345 comprised primarily of general and administrative costs during the nine months ended September 30, 2005, compared to an operating loss of $180,861 also comprised primarily of general and administrative costs for the nine months ended September 30, 2004. The decrease in the loss from operations for the nine months ended September 30, 2005 as compared to the loss from operations for the nine months ended September 30, 2004 is due primarily to a decrease in consulting expense and payroll expense and the collection of approximately $57,000 from Techlite, which is included in miscellaneous income in the accompanying statements of operations (see Note 2).
                                       6

Interest Expense

The Company incurred interest expense of $16,607 for the nine months ended September 30, 2005, compared to $6,855 for the nine months ended September 30, 2004. The increase in interest expense is due to additional borrowings from related and unrelated parties.


Interest Income and Miscellaneous Income

The Company recorded interest income of $9,003 for the nine months ended September 30, 2005, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $6,700 for the nine months ended September 30, 2004. The Company also recorded approximately $57,000 of miscellaneous income related to a collection from Techlite on a note receivable (see Note 2).

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

PART II - OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6.    EXHIBITS

(a)   Exhibits required to be filed by Item 601 of Regulation S-B:

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

                           NORTH AMERICAN GAMING AND
                           ENTERTAINMENT CORPORATION


November 18, 2005
                                        /s/  E. H. Hawes, II, President
                                        ------------------------------
					    E. H. Hawes,  II,  President
                                            and Chief Executive  Officer
                                           (Principal Executive  Officer
                                            and Principal Financial  and
                                            Accounting Officer)

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

 Date:  November 18, 2005

/s/ E. H. HAWES, II, President
-------------------------------
    E. H. Hawes, II, President
    CHIEF EXECUTIVE OFFICER
    AND CHIEF FINANCIAL OFFICER

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

/s/ E. H. HAWES, II, President
-------------------------------
    E. H. Hawes, II, President
    CHIEF EXECUTIVE OFFICER
    AND CHIEF FINANCIAL OFFICER


November 18, 2005