Form 10KSB
period 2005-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2006-04-13
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                  (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE
                                 ACT OF 1934

                 For the fiscal year ended December 31, 2005

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the transition period__________to___________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [ ] NO [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [X]No [ ]
The issuer's revenues for its most recent fiscal year were:  $-0-.


The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $316,666 at December 31, 2005.

At March 31, 2006, the registrant had outstanding 24,216,058 shares of par value $.01 common stock

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [ ] No  [X]



TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS                                                                                          3
ITEM 2. DESCRIPTION OF PROPERTY                                                                                          5
ITEM 3. LEGAL PROCEEDINGS                                                                                                5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              6

                                                        PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                         7
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                        8
ITEM 7. FINANCIAL STATEMENTS                                                                                             9
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                            10
ITEM 8a.CONTROLS AND PROCEDURES                                                                                         10
ITEM 8b.OTHER                                                                                                           10

                                                        PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 11
ITEM 10.EXECUTIVE COMPENSATION                                                                                          12
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                                  13
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                  13
ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                                                                                15
ITEM 14.PRINCIPAL ACCOUNTANTS' FEES AND SERVICES                                                                        16

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

Operation of Video Poker Casinos

Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies that operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold all of the Company's interest in the three operating companies. The Company does not intend to liquidate as a result of the sale of its assets and is instead reviewing other business and acquisition opportunities. There can be no assurances that other opportunities will become available on terms and conditions acceptable to the Company.


Future Business

The Company currently has no sources of revenue. See Item 6, Management's Discussion and Analysis or Plan of Operations.

The Company's principal business currently is to locate and consummate a merger with or acquisition of a private entity. Because of the Company's current status of having no substantial assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience dilution, resulting in a change in control of the Company.

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

Investments. In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. Accrued interest on the note has not been paid as of September 30, 2005. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of December 31, 2005. The note is secured by various membership interests of Daylighting. As of December 31, 2005, the Company had advanced $133,000 under this note, and accrued interest receivable on this note is $21,620 as of December 31, 2005.

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances were non-interest bearing and were to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. agreed to issue 110,000 shares of restricted Techlite, Inc. stock to the Company. The advances were collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection of the advances. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 as of December 31, 2004. The balance of the advances as December 31, 2004 was $50,000, net of allowance for doubtful accounts of $25,000. During 2005, the Company received $107,000 from Techlite, Inc. in satisfaction of all outstanding obligations, which included collection of the gross amount of the outstanding advances of $75,000, plus interest and fees of $32,000. The interest and fees of $32,000, plus the collection of previously charged-off amounts of $25,000 (totaling $57,000) are included in other income in the 2005 statement of operations.
Competition

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

Employees

As of December 31, 2005, the Company retained one full time and one part time worker on contract and one hired consultant.

ITEM 2.    PROPERTIES

The Company's principal executive office is located in Dallas, Texas. The Company leases approximately 860 square feet on a monthly basis at a rental rate of approximately $900.00 per month.

ITEM 3.    LEGAL PROCEEDINGS

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances were non-interest bearing and were to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. agreed to issue 110,000 shares of restricted Techlite, Inc. stock to the Company. The advances were collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or interest income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection of the advances. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 as of December 31, 2004. The balance of the advances as December 31, 2004 was $50,000, net of allowance for doubtful accounts of $25,000. During 2005, the Company received $107,000 from Techlite, Inc. in satisfaction of all outstanding obligations, which included collection of the gross amount of the outstanding advances of $75,000, plus interest and fees of $32,000. The interest and fees of $32,000, plus the collection of previously charged-off amounts of $25,000 (totaling $57,000) are included in other income in the 2005 statement of operations.



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


				  BID PRICE
CALENDAR YEARS	BY QUARTER	 HIGH	 LOW
--------------	-----------	------	------
	2005	First		$ 0.08	$ 0.03
		Second		  0.06	  0.03
		Third		  0.03	  0.03
		Fourth		  0.03	  0.03
	2004	First		$ 0.06	$ 0.06
                Second		  0.03	  0.03
                Third		  0.03	  0.03
                Fourth		  0.08	  0.08


At December 31, 2005 the Company had approximately 3,072 common stockholders of record.

The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares were outstanding. As of December 31, 2005, the Company is in arrears on dividends on its former outstanding Class A Preferred Stock in the amount of $15,003. All other former holders of the Class A Preferred Stock have entered into settlement agreements with the Company pursuant to which their accrued dividends were cancelled.

As of December 31, 2005, all but $12,700 of the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock had been redeemed by the Company pursuant to various settlement agreements entered into with the holders of the subordinated debentures.

There were no redemptions of the Company's stock for the fourth quarter 2005.





EQUITY COMPENSATION PLAN INFORMATION


			(a)			(b)			(c)

									Number of securities
			Number of securities				remaining for future
			to be issued upon	Weighted-average	issuance under equity
			exercise of		exercise price of	compensation plans
			outstanding options,	outstanding options,	(exlcluding securities
Plan Category		warrants and rights.	warrants and rights.	reflected in column (a)
---------------------	---------------------	---------------------	-----------------------


Equity compensation	None			N/A			N/A
plans approved by
security holders

Equity compensation	1,000,000		$ .032125		None
plans not approved
by security holders

TOTAL			1,000,000		$ .032125

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

General Condition. The Company ended 2005 with $2,504 in cash, $0 in advances, $21,620 in accrued interest receivable and $133,000 in a note receivable. Total liabilities were $346,094 at December 31, 2005 and consist of accounts payable and accrued liabilities of $65,578, notes payable of $265,512 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $287,700 at December 31, 2004. This increase was due primarily to the additional borrowings from related and unrelated parties.



CONTRACTUAL OBLIGATIONS AS OF
    DECEMBER 31, 2005				PAYMENTS DUE BY PERIOD
					TOTAL      LESS THAN	  1-3	   3-5	    MORE THAN
						    1 YEAR	 YEARS	  YEARS	     5 YEARS
					---------  ----------	------	 ------	    ---------
8% - 12% notes payable			$ 265,512   $ 265,512
Total					$ 265,512   $ 265,512

Plan of Operations

Effective August 20, 2001, the Company sold its interests in video gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company has no on-going operations or revenues. The Company's plan is to continue exploring for acquisition opportunities and the financing required to buy and support an operating business. There is no assurance that we will be able to do so, and during 2006 we will have to continue to rely on advances from management and shareholders to pay our basic level of operating expense.

Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.



Results of Operations

Operating Income (Expense)

The Company recorded a loss from operations of $153,652 during the year ended December 31, 2005 compared to loss from operations of $217,992 for the year ended December 31, 2004. The decrease in the loss is due to the reduction in general and administrative costs during 2005.

During the year ended December 31, 2005, the Company recorded general and administrative costs of $153,652 compared to $217,992 during the year ended December 31, 2004.

Interest Expense

The Company recorded interest expense of $24,163 for the year ended December 31, 2005, compared to $13,869 for the year ended December 31, 2004.

Depreciation and Amortization

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $399 and $-0-, respectively.

Interest Income and Other Income (Expense)

The Company recorded interest income of $11,970 and net other income of $57,058 for the year ended December 31, 2005. The net other income is related to interest and fees of $32,000, plus the collection of previously charged-off amounts of $25,000 from Techlite, compared to interest and other net income of $9,650 for the year ended December 31, 2004 related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C.

Lease

The Company occupied office space under a 72-month operating lease, which commenced in November 1996 and expired on October 31, 2002. Effective November 1, 2002, the Company negotiated a six-month lease of 871 square feet with a monthly rent of approximately $900.00. The Company is currently leasing the office space on a month-to-month basis.

Critical Accounting Policies

We review all assets to be held and used in the Company's business for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets.

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


ITEM 8B.    OTHER

None.

                                   PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The following table provides information as of March 1, 2006, with respect to each of the Company's directors and each executive officer:

								    SERVED AS
								    EXECUTIVE
								    OFFICER OR
NAME				AGE	POSITION		  DIRECTOR SINCE
-------------------------	---	-----------------------	  --------------
E.H. Hawes, II			66	Director (Chairman),		1998
					President, Chief
					Executive Officer and
					Chief Financial Officer
Richard P. Crane, Jr.		66 	Director and Secretary 		1994

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

During 2005, the Board of Directors held one meeting, and took one corporate action by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

The Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors. Mr. Crane was granted options on January 20, 2000 to purchase 1,000,000 shares of Common Stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant. In March of 2006, the option was extended for an additional five year period, expiring March 29, 2011.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2005. No other executive officer of the Company received remuneration in excess of $100,000 during 2005.



			Summary Compensation Table


NAME AND			   ANNUAL	LONG TERM COMPENSATION-	    ALL
PRINCIPAL			COMPENSATION	SECURITIES UNDERLYING	   OTHER
POSITION		YEAR	SALARY	BONUS	 OPTIONS OR WARRANTS	COMPENSATION
-------------------	----	------	------	---------------------	------------
E. H. Hawes, II,	2005	$  - 	$  -		-		$      0(1)
 Chief Executive	2004	   -	   -		-		  27,500(1)
 Officer		2003	   -	   -		-		 100,000(1)

(1)  Represents consulting fees paid by the Company.

The Board of Directors has committed the Company to pay up to a maximum of $50,000 in consulting payments to Mr. Hawes during 2006.


			  Option/SAR Grant Table
		(Option/Warrant/SAR Grants in Last Fiscal Year)


			NUMBER OF SECURITIES		PERCENT OF TOTAL OPTION/        EXERCISE		MARKET PRICE
			UNDERLYING OPTIONS		WARRANT GRANTED TO		EXERCISE OR BASE	ON DATE OF	EXPIRATION
NAME			OR WARRANTS GRANTED #		EMPLOYEES IN FISCAL YEAR	PRICE  ($/SH)		GRANT ($/SH)	DATE
-----------------	----------------------		------------------------	----------------	------------	----------
E. H. Hawes, II			-				-			$   -			$   -		  -



            Aggregate Option/Warrant/SAR Exercises in Last Fiscal
                      Year and FY-End Option/SAR Values

									NUMBER OF SECURITIES		VALUE OF UNEXERCISED
									UNDERLYING UNEXERCISED		IN-THE-MONEY
			SHARES ACQUIRED					OPTIONS/WARRANTS/SARs		OPTIONS/WARRANTS/SARs
NAME			ON EXERCISE #		VALUE REALIZED		AT 1998 FY-END #		AT 1998 FY-END $
----------------	---------------		--------------		----------------------		---------------------
E. H. Hawes, II		None			None			-				$     -


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 31, 2006, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES	PERCENT
------------------------------------	----------------	-------
International Tours, Inc.(1)		12,886,960		53.2%
13150 Coit Road
Suite 125
Dallas, Texas 75240

Hawes Partners(1)			13,122,620		54.2%
2512 Maple Avenue
Dallas, Texas  75201

E.H. Hawes, II(1)			13,124,954		54.2%
2512 Maple Avenue
Dallas, Texas  75201

Richard P. Crane, Jr.(2)		1,535,556		6.1%
530 Wilshire Blvd., Ste. 400
Santa Monica, California 90401

Daryl N. Snadon(3)			2,535,673		10.4%
15280 Addison Rd., Ste 300
Dallas, Texas 75248

Mike D. Case				1,750,000		7.2%
4200 East Skelly Drive
Tulsa, Oklahoma 74135

James Bowyer				2,058,644		8.5%
10956 Weyburn Avenue, Ste. 202
Los Angeles, CA 90024

All Executive Officers and		14,660,510		60.5%
Directors as a Group
(2) persons)(1)(2)

(1) International Tours, Inc. ("International") owns 12,886,960 shares of Common Stock of record and beneficially. E. H. Hawes, II, owns of record and beneficially 2,334 shares of Common Stock. I.T. Financial Corporation ("ITFC") owns 235,660 shares of Common Stock of record and beneficially. Hawes Partners is owned 100% owned by Mr. Hawes. Hawes Partners beneficially owns 100% of the outstanding capital stock of International. Consequently, the 12,651,300 shares of Common Stock owned of record and beneficially by International may also be deemed to be beneficially owned by each of Hawes Partners and Mr. Hawes, and are reflected accordingly in the table above for their respective ownership positions. Hawes Partners also beneficially owns more than a majority of ITFC and Hawes Partners and Mr. Hawes may also be deemed to beneficially own the shares owned by ITFC and such shares are reflected as being beneficially owned by each of them in the table above.

(2) Includes vested options to acquire 1,000,000 shares.

(3) Includes 535,666 shares pledged as collateral on a note payable to Mr. Snadon's former wife.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $-0- in consulting fees during 2005 and $27,500 in 2004. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes up to a maximum of $50,000 during fiscal 2006 for consulting services and expense reimbursements.







                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				NORTH AMERICAN GAMING AND
				ENTERTAINMENT CORPORATION

April 13, 2006			By: /s/ E. H. HAWES, II, PRESIDENT
				----------------------------------
				E. H. Hawes, II, President
				and Chief Executive Officer
				(Principal Executive Officer and
				Principal Financial and Accounting
				Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


April 13, 2006			/s/  E. H. HAWES, II
				--------------------------
				E.H. Hawes, II
				Director (Chairman)


April 13, 2006			/s/  RICHARD P. CRANE, JR.
				--------------------------
				Richard P. Crane, Jr.
				Director






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

3.1.2	Certificate of Amendment of Certificate of Incorporation ofthe Company
	dated April 18, 1994, filed as Exhibit 3.1.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), and incorporated herein by reference.

3.1.3	Certificate of Amendment of Certificate of Incorporation ofthe Company
	effecting one-for-three reverse stock split filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.1.4	Certificate of Amendment of Certificate of Incorporation ofthe Company
	effecting name change, increase of authorized shares, authorization of Class A preferred stock and stock ownership limitations filed as
	Exhibit 3.2 to the Company's Current Report on Form 8-K dated October 17, 1994, and incorporated herein by reference.

3.1.5	Form of "Certificate of Designation, Preferences and Rights  of Series
	B Convertible Preferred Stock" creating the Series B Preferred Stock filed as Exhibit 10.1.4 to the Company's Current Report on Form 8-K dated June 10, 1996, and incorporated herein by reference.

3.1.6	Certificate of Amendment of Certificate of Incorporation ofthe Company
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

ITEM 14.    PRINCIPAL ACCOUNTANT SERVICES AND FEES

The Company's Principal accountants are Sartain Fischbein & Company located in Tulsa, Oklahoma. Fees paid for accounting and tax services for the past two years are:

                  Accounting		  Tax
                   Services             Services
		 -----------		--------
2005               $22,600               $1,600
2004               $20,150               $3,480

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
TABLE OF CONTENTS



Financial Statements of North American Gaming and Entertainment Corporation
												PAGE
												----
Report of Independent Registered Public Accounting Firm						F-2
Financial Statements:
    Balance Sheet - December 31, 2005								F-3
    Statements Of Operations - Years Ended  December 31, 2005 and 2004				F-4
    Statements Of Stockholders' Equity (Deficit) - Years Ended December 31, 2005 and 2004	F-5
    Statements Of Cash Flows - Years Ended December 31, 2005 and 2004				F-6
    Notes To Financial Statements							     F-7-F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North American Gaming and Entertainment Corporation


We have audited the accompanying balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently has no sources of revenue and its cash flow needs will soon exhaust the available cash. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regarding the continuation of the Company as a going concern are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/  Sartain Fischbein & Co.

April 3, 2006
Tulsa, Oklahoma

		NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
				BALANCE SHEET


											 December 31,
											     2005
											--------------
ASSETS

Current Assets

	Cash										$	  2,504

	Interest receivable									 21,620
											---------------
Total current assets										 24,124

	Property and equipment, net of accumulated depreciation of $399				  3,125

	Note receivable										133,000
											===============
Total Assets										$	160,249


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

	Notes payable									$	265,512

	Accounts payable and accrued liabilities						 65,578

	Preferred stock dividends payable							 15,003
											---------------
Total current liabilities									346,093
											---------------
Stockholders' Deficit

	Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
 	 1,600,000 shares authorized, no shares issued and outstanding				      -

	Preferred stock, $.01 par value, 10,000,000 shares authorized, 8,000,000
	  shares designated Series "B", no shares issued and outstanding			      -

	Common stock, $.01 par value, 100,000,000 shares authorized,
	  41,788,552 shares issued, 24,216,058 shares outstanding				417,886

	Additional paid-in capital								489,214

	Treasury stock, 17,572,494 shares, at cost					       (489,258)

	Accumulated deficit								       (603,686)
											---------------
Total stockholders' deficit								       (185,844)
											---------------
Total liabilities and stockholders' deficit						$	160,249
											===============

The accompanying notes are an integral part of the financial statements.


		NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
			    STATEMENTS OF OPERATIONS
						       YEARS ENDED
						       DECEMBER 31,
						   2005		   2004
						---------- 	----------
Costs and expenses:

  General and administrative			$ 153,652	$ 217,992
						----------	----------
Operating loss					 (153,652)	 (217,992)

  Interest expense				  (24,163)	  (13,869)

  Interest income				   11,970	    9,650

  Other income 					   57,058		-
						----------	----------
Loss before provision for income taxes		 (108,787)	 (222,211)

  Provision for income taxes				-		-
						----------	----------
Net Loss					$(108,787)	$(222,211)
						==========	==========
Loss Per Share:

  Basic:
  Net Loss					$      (*)	$   (0.01)
						----------	----------
  Diluted:
  Net Loss					$      (*)	$   (0.01)
						----------	----------

*less than $(0.005)

The accompanying notes are an integral part of the financial statements.

		NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
		   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
		     Years Ended December 31, 2005 and 2004

													ACCUMULATED	RETAINED
			CLASS "A"	PREFERRED			ADDITIONAL			OTHER		EARNINGS	TOTAL
			PREFERRED	STOCK		COMMON		PAID-IN		TREASURY	COMPREHENSIVE	(ACCUMULATED	STOCKHOLDERS'
			STOCK		SERIES "B"	STOCK		CAPITAL		STOCK		INCOME		DEFICIT)	DEFICIT
			----------	----------	----------	----------	----------	----------	----------	----------
Balance,
  January 1, 2004	$	-	$	-	$ 417,886	$ 489,214	$(489,258)	$	-	$ 272,688	$ 145,145

Net loss - 2004			-		-		-		-		-		-	 (222,211)	 (222,211)
			----------	----------	----------	----------	----------	----------	----------	----------
Balance,
  December 31, 2004		-		-	  417,886	  489,214	 (489,258)		-	 (494,899)	  (77,057)
			==========	==========	==========	==========	==========	==========	==========	==========
Net loss - 2005			-		-		-		-		-		-	 (108,787)	 (108,787)
			----------	----------	----------	----------	----------	----------	----------	----------
Balance,
  December 31, 2005	$	-	$	-	$ 417,886	$ 489,214	$(489,258)	$	-	$(603,686)	$(185,844)
			==========	==========	==========	==========	==========	==========	==========	==========

The accompanying notes are an integral part of the financial statements.

		NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
			  STATEMENTS OF CASH FLOWS
										 YEARS ENDED DECEMBER 31,
										   2005		   2004
										----------	----------
Cash Flows From Operating Activities:

Net loss									$(108,787)	$(222,211)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation								      399		-
    Changes in allowance for doubtful accounts					  (25,000)	   25,000

Changes in operating assets and liabilities:

    Decrease (Increase) in:
       Interest receivable							  (11,970)	   (9,650)

    Increase (decrease) in:
       Accounts payable and accrued liabilities					   22,057	  (27,176)
										----------	----------
Net Cash Used In Operating Activities						 (123,301)	 (234,037)
										----------	----------
Cash Flows From Investing Activities:

    Increase in advances								-	 (125,000)
    Repayment of advances							   75,000	   50,000
    Additions to property and equipment						   (3,254)		-
    Advances on note receivable								-	  (93,000)
										----------	----------
Net Cash Provided By (Used In) Investing Activities				   71,476	 (168,000)
										----------	----------
Cash Flows From Financing Activities:

    Borrowings under notes payable						   77,500	  210,700
    Payments of notes payable							  (41,188)	  (15,597)
    Payments on debentures								-	  (38,571)
										----------	----------
Net Cash Provided By Financing Activities					   36,312	  156,532
										----------	----------
Net Decrease In Cash								  (15,513)	 (245,505)

Cash, beginning of year								$  18,017	$ 263,522
										==========	==========
Cash, end of year								$   2,504	$  18,017
										==========	==========


Summary of Noncash Financing Activities:
  Interest expense added to notes payable					$  12,472	$	-

Other Disclosures:
  Interest paid									$	-	$	-
  Income taxes paid								$	-	$	-

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

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

Property and Equipment:
Property and equipment, which consists of office equipment, is depreciated using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized.

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

Fair Value of Financial Instruments:
The carrying amounts of financial instruments including cash, advances, notes receivable, accounts payable and accrued expenses approximated fair value as of December 31, 2005 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximates fair value as of December 31, 2005 because interest rates on these instruments approximate market interest rates.

Stock Options
For stock options granted in 2006 (See Note 10), the Company will use the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under Statement No. 123, compensation expense related to the stock options is determined based on the estimated fair value of the options granted.

2.  EARNINGS PER SHARE

The following data shows the amounts used in computing loss per share.

                                      F-7

					NET INCOME	   WEIGHT	 PER
					  (LOSS)	   SHARES	SHARE
					(NUMERATOR)	(DENOMINATOR)	AMOUNT
					-----------	-------------	------
For the Year Ended December 31, 2004:
    Basic loss per common share		$(222,211)	24,631,587	$(.01)
    Effect of dilutive stock options		- 		 -
    Diluted loss per common share	$(222,211)	24,631,587	$(.01)

For the Year Ended December 31, 2005:
    Basic loss per common share		$(108,787)	24,216,058	$(*)
    Effect of dilutive stock options		-		 -
    Diluted loss per common share	$(108,787)	24,216,058	$(*)

*less than $(0.005)


Options for 1,000,000 shares of common stock have not been included in the computation of diluted earnings per share due to being anti-dilutive.

3.  ADVANCES

In February and March 2004, the Company advanced a total of $125,000 to Techlite, Inc., an unrelated publicly held Company located in Tulsa, Oklahoma. The advances were non-interest bearing and were to be repaid in the short-term. In consideration for making this advance, Techlite, Inc. agreed to issue 110,000 shares of restricted Techlite, Inc. stock to the Company. The advances were collateralized by certain accounts receivables of Techlite, Inc. As of September 30, 2004, the advances became past due, and the Company filed suit to enforce collection. As such, the Company recorded an allowance for doubtful accounts of $40,000 on the advances and had not recorded any receivable or income related to the 110,000 shares of restricted Techlite, Inc. stock, due to the uncertainty of collection of the advances. During December 2004, the Company collected $50,000 on this note and subsequently received a judgment to collect the remaining outstanding amounts plus interest and legal fees. Based on the judgment and actual amounts received, the Company reduced the allowance for doubtful accounts by $15,000 as of December 31, 2004, and the balance of the advances as of December 31, 2004 was $50,000, net of allowance for doubtful accounts of $25,000.

During 2005, the Company received $107,000 from Techlite, Inc. in satisfaction of all outstanding obligations, which included collection of the gross amount of the outstanding advances of $75,000, plus interest and fees of $32,000. The interest and fees of $32,000, plus the collection of previously charge-off amounts of $25,000 (totaling $57,000) are included in other income in the accompanying 2005 statement of operations.

4.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of December 31, 2005. The note is secured by various membership interests of Daylighting. As of December 31, 2005, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $21,620 as of December 31, 2005. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 5.

5.  NOTES PAYABLE

Notes payable as of December 31, 2005 consist of the following:

       Note payable to unrelated party     $  90,800
       Note payable to related party         162,012
       Other notes payable                    12,700
					   ---------
                                           $ 265,512
					   =========
                                      F-8

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000, due in 90 days. The note is unsecured, and guaranteed by principal officer of the Company. The note has been renewed in August 2004, February 2005, and August 2005, and as of December 31, 2005 the note is due
February 2006. At each renewal date, the renewal amount included any outstanding principal and accrued interest payable. In 2005, the Company made principal payments of $35,000 on this note. In February 2006, the note was extended to August 2006, at the amount of outstanding principal and accrued interest payable.

In July 2004, the Company issued an 8% promissory note to a related party, due in 180 days. The note has been renewed in January 2005 and July 2005, and as of December 31, 2005, the note is due January 2006. In January 2006, the note was extended to July 2006, at 8%, and at an amount up to $250,000. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $10,427 in 2005 and $3,124 in 2004.

Other notes payable consists of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at December 31, 2005.

The average total balance of the above obligations for 2005 was approximately $238,000. The weighted average interest rate for the above obligations outstanding at December 31, 2005 is 9.41%.

6.  RELATED PARTY TRANSACTIONS

During 2004, the Company paid an officer of the Company consulting fees totaling approximately $27,500. There were no consulting fees paid to the officer in 2005.

7.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:


			 YEARS ENDED DECEMBER 31,
			   2005		  2004
			---------	---------
Current-Federal		$	-	$	-
Current-State			-		-
Deferred			-		-
			---------	---------
			$	-	$	-
			=========	=========


    Components of the net deferred tax asset at December 31, 2005 are as follows:


    Deferred tax assets:

Net operating loss carryforwards	$ 1,117,000
    Less-valuation allowance		 (1,117,000)
					------------
					$	  -
					============


At December 31, 2004, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $3.2 million. The amounts of operating loss carryforwards expire in varying amounts through 2025. Due to the uncertainty of realization and restrictions on utilization, a deferred tax asset valuation allowance has been provided for the entire net operating loss carryforward





                                      F-9

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2005 and 2004:


							 2005	 2004
							------	------
Statutory rate						 34.0%	 34.0%
Change in deferred tax asset valuation allowance	(34.0)	(34.0)
							------	------
Company's effective rate				    0%	    0%
							======	======

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

Lease:
The Company currently leases office space on a monthly basis. Rent expense for the years ended December 31, 2005 and 2004 totals approximately $11,000 and $10,000, respectively.

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

As of December 31, 2005, there were no shares of preferred stock issued or outstanding.

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

No options to purchase the Company's common stock were issued or granted in 2004 or 2005, and all existing stock options (for 1,000,000 shares of common stock) expired in January 2005.

In March 2006, the board of directors of the Company extended the stock options for 1,000,000 shares of common stock noted in the previous paragraph, for a term of five years (expiring in March 2011), at the exercise price of $.03125 per share. The shares are fully vested as of the date of grant.