Form 10QSB
period 2006-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2006-05-22
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

           For the quarterly period ended March 31, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     	   For the transition period from ______ to _______

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2006: 24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]


		NORTH AMERICAN GAMING AND ENTERTAINMENT
  			     CORPORATION
		      BALANCE SHEETS (UNAUDITED)

								 March 31,	December 31,
								   2006	    	   2005
								(UNAUDITED)
								===========	===========
Current assets:

Cash								$     3,939	$     2,504
Interest receivable						     24,613	     21,620
								-----------	-----------

Total current assets						     28,552	     24,124

Property and equipment, net of accumulated deprecation		      2,832	      3,125
Note Receivable							    133,000	    133,000
								-----------	-----------

Total assets							$   164,384	$   160,249
								===========	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable							$   302,005	$   265,512
Accounts payable and accrued liabilities			     62,450	     65,578
Preferred stock dividends payable				     15,003	     15,003
								-----------	-----------

Total current liabilities					    379,458	    346,093
								-----------	-----------
Commitments and contingencies

Stockholders' Equity:

Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued				    417,886	    417,886
Additional paid-in capital					    489,214	    489,214
Treasury stock, 17,572,494 shares, at cost			   (489,258)	   (489,258)
Accumulated deficit						   (632,916)	   (603,686)
								-----------	-----------

Total stockholders deficit					   (215,074)	   (185,844)
								-----------	-----------

Total liabilities and stockholders' deficit			$   164,384	$   160,249
								===========	===========

The accompanying notes are an integral part of the financial statements.


    		NORTH AMERICAN GAMING AND ENTERTAINMENT
  			    CORPORATION
		 STATEMENTS OF OPERATIONS (UNAUDITED)


						Three Months Ended March 31,
						---------------------------
						    2006	    2005
						===========	===========
Costs and expenses:

General and administrative expenses		$    25,445	$    34,106
						-----------	-----------
Operating loss					    (25,445)	    (34,106)

Interest expense				     (6,778)	     (5,957)
Interest income					      2,993	      2,993
						-----------	-----------

Loss before provision for income taxes		    (29,230)	    (37,070)

Provision for income taxes				  -		  -
						-----------	-----------

Net Loss					$   (29,230)	$   (37,070)
						===========	===========

Basic Net Loss Per Share				  *		  *
						===========	===========

Basic weighted average shares outstanding	 24,216,058	 24,216,058

*Less than $.01 per share



The accompanying notes are an integral part of the financial statements.


		NORTH AMERICAN GAMING AND ENTERTAINMENT
			    CORPORATION
		  STATEMENTS OF CASH FLOWS (UNAUDITED)


							Three Months Ended March 31,
							---------------------------
							    2006	    2005
							===========	===========
Cash Flows From Operating Activities:
Net loss						$   (29,230)	$   (37,070)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation expense					293		  -
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable - other				  -		  -
      Interest receivable				     (2,993)	     (2,993)
   Increase (decrease) in:
      Accounts payable and accrued liabilities		      2,365	      2,031
							-----------	-----------

Net Cash Used In Operating Activities			    (29,565)	    (38,032)
							-----------	-----------

Cash Flows From Investing Activities:
   Purchase of furniture and fixtures				  -	       (539)
   Repayments on advances					  -	     49,156
							-----------	-----------

Net Cash Provided By Investing Activities			  -	     48,617
							-----------	-----------

Cash Flows From Financing Activities:
   Borrowings under note payable			     31,000	     17,500
   Payments on notes payable					  -	    (35,000)
							-----------	-----------

Net Cash Provided By (Used In) Financing Activities	     31,000	    (17,500)
							-----------	-----------

Net Increase (Decrease) In Cash				      1,435	     (6,915)

Cash, beginning of period				      2,504	     18,017
							-----------	-----------

Cash, end of period					$     3,939	$    11,102
							===========	===========

Cash paid during the period for:
   Interest						$	  -	$	  -
							===========	===========


The accompanying notes are an integral part of the financial statements.


		      NORTH AMERICAN GAMING AND ENTERTAINMENT
  				   CORPORATION
		     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
			THREE MONTHS ENDED MARCH 31, 2006

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

Results for the three months ended March 31, 2006 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of March 31, 2006. The note is secured by various membership interests of Daylighting. As of March 31, 2006, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $24,613 as of March 31, 2006. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 3.

3.  NOTES PAYABLE

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000, due in 90 days. The note is unsecured, and guaranteed by principal officer of the Company. The note has been renewed in August 2004, February 2005, and August 2005 and February 2006, and as of March 31, 2006 the balance of the note is $193,012, and the note is due August 2006. At each renewal date, the renewal amount included any outstanding principal and accrued interest payable. This note is guaranteed by an officer and stockholder of the Company.

In July 2004, the Company issued an 8% promissory note to a related party, due in 180 days. The note has been renewed in January 2005, July 2005, and January 2006, and as of March 31, 2006, the balance of the note is $193,012, and the note is due July 2006. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $3,526 in 2006 and $1,989 in 2005.

Other notes payable in the amount of $12,700 at March 31, 2006, consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at March 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies. These companies operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold its interests in these companies.

General Condition. The Company ended the quarter with $3,939 in cash, $24,613 in accrued interest receivable, $2,832 in furniture and fixtures (net) and $133,000 in note receivable. Total liabilities were $379,458 at March 31, 2006 and consist of accounts payable and accrued liabilities of $67,943, notes payable of $296,512 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $346,000 at December 31, 2005. This increase was due primarily to the increase in accrued interest payable and additional amounts borrowed on notes payable.

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


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006, to the three months ended March 31, 2005.

Operating Income (Expense)

The Company recorded an operating loss of $29,230 comprised primarily of general and administrative costs during the three months ended March 31, 2006, compared to an operating loss of $37,070 also comprised primarily of general and administrative costs for the three months ended March 31, 2005. The decrease in the loss from operations for the three months ended March 31, 2006 as compared to the loss from operations for the three months ended March 31, 2005 is due to the reduction in general and administrative costs during 2006.

Interest Expense

The Company incurred interest expense of $6,778 for the three months ended March 31, 2006, compared to $5,957 for the three months ended March 31, 2005. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income and Miscellaneous Income

The Company recorded interest income of $2,993 for the three months ended March 31, 2006, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $2,993 for the three months ended March 31, 2005.

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



		      NORTH AMERICAN GAMING AND ENTERTAINMENT
  				   CORPORATION
		     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
			THREE MONTHS ENDED MARCH 31, 2006

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

                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION


May 22, 2006
                                        /s/ E. H. Hawes, II, President
                                        ------------------------------
                                        E. H. Hawes,  II,  President
                                        and Chief Executive Officer
                                        (Principal Executive Officer
                                        and Principal Financial and
                                        Accounting Officer)