Form 10QSB
period 2006-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2006-08-18
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the quarterly period ended June 30, 2006

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding   of  each  of  the  issuer's classes of
common equity, as of the latest practicable date: June 30, 2006: 24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS (UNAUDITED)
                                                       June 30,       December 31,
                                                     	 2006            2005
                                            	     (UNAUDITED)
						     -----------      ------------

ASSETS
Current assets:

Cash                                        	     $      477       $	     2,504
Interest receivable                              	 27,606             21,620
						     ----------       ------------
Total current assets                                     28,083        	    24,124

Property and equipment, net of
   accumulated deprecation     				  3,152              3,125
Note receivable                                         133,000       	   133,000
						     ----------       ------------

Total assets                                         $	164,235       $    160,249
						     ==========	      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable                                        $	327,006       $    265,512
Accounts payable and accrued liabilities                 81,845        	    65,578
Preferred stock dividends payable                        15,003        	    15,003
						     ----------       ------------
Total current liabilities                         	423,854            346,093
						     ----------       ------------
Commitments and contingencies

Stockholders' Deficit:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued                 417,886       	   417,886
Additional paid-in capital                              489,214       	   489,214
Treasury stock, 17,572,494 shares, at cost             (489,258)     	  (489,258)
Accumulated deficit                                    (677,461)     	  (603,686)
						     ----------       ------------
Total stockholders deficit                             (259,619)     	  (185,844)
						     ----------       ------------

Total liabilities and stockholders' deficit          $	164,235       $   1 60,249
						     ==========	      ============


                                       1
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS                            SIX MONTHS
                                                          ENDED JUNE 30,                         ENDED JUNE 30,
                                                      2006              2005                 2006             2005
						 -------------	   -------------	--------------	  ------------


Costs and expenses:

General and administrative expenses              $	39,950     $      46,739        $	65,395    $     80,845
						 -------------	   -------------	--------------	  ------------
Operating loss                                         (39,950)          (46,739)              (65,395)        (80,845)

Interest expense                                        (7,588)           (5,204)              (14,366)        (11,161)
Interest income                                          2,993             2,993                 5,986           5,986
						 -------------	   -------------	--------------	  ------------
Loss before provision
 for income taxes                                      (44,545)          (48,950)              (73,775)        (86,020)

Provision for income taxes                                   -                 -                     -               -
						 -------------	   -------------	--------------	  ------------
Net loss                                         $     (44,545)    $     (48,950)       $      (73,775)   $    (86,020)
						 =============	   =============	==============	  ============
Basic loss per share                                         *                 *                     *               *
						 =============	   =============	==============	  ============
Basic weighted average shares outstanding           24,216,058        24,216,058            24,216,058      24,216,058
						 =============	   =============	==============	  ============

*Less than $.005 per share

                                       2
The accompanying notes are an integral part of the financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

								Six Months Ended June 30
                                                     		   2006           2005
								--------	--------

Cash Flows From Operating Activities:
Net loss                                          		$(73,775)       $(86,020)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation expense                               	     615              90
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Interest receivable                              		  (5,986)         (5,986)
    Increase (decrease) in:
      Accounts payable and accrued liabilities        		  16,267          20,408
								--------	--------
Net Cash Used In Operating Activities               		 (62,879)        (71,508)
								--------	--------
Cash Flows From Investing Activities:
   Purchase of furniture and fixtures                  		    (642)           (539)
   Repayments on advances                                  	       -          50,000
								--------	--------
Net Cash Provided By (Used In) Investing Activities    		    (642)    	  49,461
								--------	--------
Cash Flows From Financing Activities:
   Borrowings under note payable                      		  64,494          42,500
   Payments on notes payable                         		  (3,000)        (35,000)

Net Cash Provided By Financing Activities             		  61,494           7,500

Net Decrease In Cash                                     	  (2,027)        (14,547)

Cash, beginning of period                              		   2,504          18,017
								--------	--------
Cash, end of period                              		$    477     	$  3,470
								========	========

                                       3
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

1.  OPINION OF MANAGEMENT

The preceding financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, includes all normal and recurring adjustments necessary for a fair statement of the results of each period shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

Results for the six months ended June 30, 2006 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue and its cash flow needs will soon exhaust the available cash. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of June 30, 2006. The note is secured by various membership interests of Daylighting. As of June 30, 2006, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $27,606 as of June 30, 2006. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 3.

3.  NOTES PAYABLE

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000, due in 90 days. The note is unsecured, and guaranteed by an officer of the Company. The note has been renewed in August 2004, February 2005, and August 2005 and February 2006, and as of June 30, 2006 the balance of the note is $96,294, and the note is due August 18, 2006. At each renewal date, the renewal amount included any outstanding principal and accrued interest payable.

In July 2004, the Company issued an 8% promissory note to a related party, due in 180 days. The note has been renewed in January 2005, July 2005, January 2006 and July 2006, and as of June 30, 2006, the balance of the note is $218,012, and the note is due December 2006. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $7,647 in 2006 and $1,989 in 2005.

Other notes payable in the amount of $12,700 at June 30, 2006, consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at June 30, 2006.

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

General Condition. The Company ended the quarter with $477 in cash, $27,606 in accrued interest receivable, $3,152 in property and equipment (net) and $133,000 in note receivable. Total liabilities were $423,854 at June 30, 2006 and consist of accounts payable and accrued liabilities of $81,845, notes payable of $327,006 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $346,000 at December 31, 2005 to approximately $424,000 at June 30, 2006. This increase was due primarily to the increase in accrued interest payable and additional amounts borrowed on notes payable.

Plan of Operations

Effective August 20, 2001, the Company sold its interests in video gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company has no on-going operations or revenues. The Company's plan is to continue exploring for acquisition opportunities and the financing required to buy and support an operating business. There is no assurance that we will be able to do so, and during 2006 we will have to continue to rely on advances from related parties to pay our basic level of operating expense.


Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2006, to the six months ended June 30, 2005.

Operating Income (Expense)

The Company recorded an operating loss of $73,775 comprised primarily of general and administrative costs during the six Months ended June 30, 2006, compared to an operating loss of $86,020 also comprised primarily of general and administrative costs for the six months ended June 30, 2005. The decrease in the loss from operations for the six months ended June 30, 2006 as compared to the loss from operations for the six months ended June 30, 2005 is due to the reduction in general and administrative costs during 2006.

Interest Expense

The Company incurred interest expense of $14,366 for the six months ended June 30, 2006, compared to $11,161 for the six months ended June 30, 2005. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income and Miscellaneous Income

The Company recorded interest income of $5,986 for the six months ended June 30, 2006, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $5,986 for the six months ended June 30, 2005.

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

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

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

                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION


August 17,2006
                                        /s/ E. H. Hawes, II, President
                                        ------------------------------
                                        E. H. Hawes,  II,  President
                                        and Chief Executive Officer
                                        (Principal Executive Officer
                                        and Principal Financial and
                                        Accounting Officer)

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

 Date:  August 17, 2006

/s/ E. H. HAWES, II,
--------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                                                   EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North American Gaming and Entertainment Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I E. H. Hawes II, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ E. H. HAWES, II,
--------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

August 17, 2006