Form 10QSB
period 2006-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2006-11-20
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from       to

Commission File No. 000-05474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                    Delaware                           75-2571032
       -------------------------------     ---------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding   of  each  of  the  issuer's classes of
common  equity,  as  of  the  latest  practicable  date:  September  30,  2006:
24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
BALANCE SHEETS (UNAUDITED)


                                               	September 30,      December 31,
                                                    2006              2005
                                            	 (UNAUDITED)
						-------------	   ------------

ASSETS
Current assets:

Cash                                         	$	3,026      $	  2,504
Interest receivable                                    30,599        	 21,620
						-------------	   ------------
Total current assets                                   33,625            24,124

Property and equipment,
   net of accumulated deprecation     			3,213 		  3,125
Note receivable                                       133,000       	133,000
						-------------	   ------------

Total assets					$     169,838      $	160,249
						=============	   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable					$     365,204      $	265,512
Accounts payable and accrued liabilities               92,306            65,578
Preferred stock dividends payable                      15,003            15,003
						-------------	   ------------
Total current liabilities                             472,513         	346,093
						-------------	   ------------
Commitments and contingencies

Stockholders' Deficit:
Common stock, $.01 par value, 100,000,000
   shares authorized, 41,788,552 shares
   issued                  			      417,886       	417,886
Additional paid-in capital                            489,214       	489,214
Treasury stock, 17,572,494 shares, at cost           (489,258)         (489,258)
Accumulated deficit                                  (720,517)         (603,686)
						-------------	   ------------
Total stockholders deficit                           (302,675)         (185,844)
						-------------	   ------------

Total liabilities and stockholders' deficit     $     169,838      $	160,249
						=============	   ============






                                       1
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       THREE MONTHS                 NINE MONTHS
                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                 2006                2005    2006                2005
						 -----------  -----------    -----------  -----------

Costs and expenses:

General and administrative expenses              $    37,996  $    37,954    $   103,391  $   118,799
						 -----------  -----------    -----------  -----------
Operating loss                                       (37,996)     (37,954)      (103,391)    (118,799)

Interest expense                                      (8,053)      (5,446)       (22,419)     (16,607)
Interest income                                        2,993        3,017          8,979        9,003
Miscellaneous income                                       -       57,058              -       57,058
						 -----------  -----------    -----------  -----------
Loss before provision
 for income taxes                                    (43,056)     (16,675)      (116,831)     (69,345)

Provision for income taxes                                 -            -              -            -
						 -----------  -----------    -----------  -----------
Net loss                                         $   (43,056) $   (16,675)   $  (116,831) $   (69,345)
						 ===========  ===========    ===========  ===========
Basic loss per share                                       *            *              *            *
						 ===========  ===========    ===========  ===========
Basic weighted average shares outstanding         24,216,058   24,216,058     24,216,058   24,216,058
						 ===========  ===========    ===========  ===========




*Less than $.005 per share



                                       2
The accompanying notes are an integral part of the financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

								Nine Months Ended September 30,
                                                     		      2006            2005
								----------------  -------------

Cash Flows From Operating Activities:
Net loss                                         		$	(116,831) $     (69,345)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation expense                               		     974            135
      Changes in operating assets and liabilities:
   Increase in:
   Accounts receivable                                     		       -        (25,000)
   Interest receivable                               			  (8,979)        (9,003)
   Increase in:
      Accounts payable and accrued liabilities      			  39,428         19,660
								----------------  -------------
Net Cash Used In Operating Activities            			 (85,408)       (83,553)
								----------------  -------------
Cash Flows From Investing Activities:
   Purchase of furniture and fixtures                			  (1,062)        (3,679)
   Repayments on advances                                  		       -         75,000
								----------------  -------------
Net Cash Provided By (Used In) Investing Activities  			  (1,062)    	 71,321
								----------------  -------------
Cash Flows From Financing Activities:
   Borrowings under note payable                      			  89,992         67,500
   Payments on notes payable                         			  (3,000)       (35,000)
								----------------  -------------
Net Cash Provided By Financing Activities             			  86,992         32,500
								----------------  -------------
Net  Increase (Decrease) in Cash                         		     522        (20,268)

Cash, beginning of period                             			   2,504         18,017
								----------------  -------------
Cash, end of period                                   		$	   3,026  $	 38,285
								================  =============
Cash paid during the period for:
   Interest							$	  11,899  $	    671
								================  =============

                                       3
The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006

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

Results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue and its cash flow needs will soon exhaust the available cash. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of September 30, 2006. The note is secured by various membership interests of Daylighting. As of September 30, 2006, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $30,599 as of September 30, 2006. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 3.

3.  NOTES PAYABLE

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000, due in 90 days. The note is unsecured, and guaranteed by an officer of the Company. The note has been renewed in August 2004, February 2005, August 2005, and February 2006, and August 2006. As of September 30, 2006 the balance of the note is $101,992 and the note is due February 18, 2007. At each renewal date, the renewal amount included any outstanding principal and accrued interest payable.

In July 2004, the Company issued an 8% promissory note to a related party, due in 180 days. The note has been renewed in January 2005, July 2005, January 2006 and July 2006, and as of September 30, 2006, the balance of the note is $250,212, and the note is due December 2006. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $12,331 and $1,989 for the nine months ended September 30, 2006 and 2005, respectively.

Other notes payable in the amount of $12,700 at September 30, 2006, consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at September 30, 2006.

4.    PENDING CHANGE OF CONTROL

On September 26, 2006, the Company entered into an Agreement Concerning the Exchange of Common Stock with Xi'an Jin Chi An Automobile Development Co., Ltd. ("JCA"), a Chinese company. Under the Agreement, JCA will merge with newly-formed subsidiary of the Company, and the shareholders of JCA will receive shares of Series C Convertible Preferred Stock that carry 93% of the voting power of the Company, resulting in a change of control and the acquisition of an operating business in China. The Preferred Stock will be converted into approximately 93% of the outstanding common stock of the Company following an amendment to the Company's certificate of incorporation to be approved by the stockholders of the Company to increase the number of authorized shares and to effect a one-for-ten reverse split of the common stock. A copy of the Agreement was filed as an exhibit to a Form 8-K filed on September 26, 2006. JCA and its subsidiary are engaged in the sale of automobile parts and supplies from approximately four locations in and around the city of Xi'an, China. Annual revenues from such sales currently exceed approximately $5 million.

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

General Condition. The Company ended the quarter with $3,026 in cash, $30,599 in accrued interest receivable, $3,213 in property and equipment (net) and $133,000 in note receivable. Total liabilities were $472,513 at September 30, 2006 and consist of accounts payable and accrued liabilities of $92,306, notes payable of $365,204 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $346,000 at December 31, 2005 to approximately $473,000 at September 30, 2006. This increase was due primarily to the increase in accrued interest payable and additional amounts borrowed on notes payable.

PLAN OF OPERATIONS

Effective August 20, 2001, the Company sold its interests in video gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company has no on-going operations or revenues. The Company's plan is to continue exploring for acquisition opportunities and the financing required to buy and support an operating business (see Note 4 to the financial statements). During 2006 the Company has continued to rely on advances from related parties to pay our basic level of operating expense.


See Note 4 to the financial statements. Upon the acquisition of JCA, the Company will become an operating company, with headquarters in the United States and all business operations in and around the city of Xi'an in the Peoples Republic of China. The subsidiaries of the Company will be engaged in the retail sale of automobile parts from approximately four locations. The details of the acquired companies, including audited financial statements and a Management's Discussion and Analysis and Plan of Operations, will be contained in a Form 8-K filed shortly after the closing of the acquisition, which will occur after completion of due diligence and receipt of Chinese regulatory approvals.

Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Operating Income (Expense)

The Company recorded an operating loss of $116,831 comprised primarily of general and administrative costs during the nine months ended September 30, 2006, compared to an operating loss of $69,345 also comprised primarily of general and administrative costs for the nine months ended September 30, 2005. The increase in the loss from operations for the nine months ended September 30, 2006 as compared to the loss from operations for the nine months ended September 30, 2005 is due to an increase in general and administrative costs during 2006.

Interest Expense

The Company incurred interest expense of $22,419 for the nine months ended September 30, 2006, compared to $16,607 for the nine months ended September 30, 2005. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income and Miscellaneous Income

The Company recorded interest income of $8,979 for the nine months ended September 30, 2006, related to interest income on the convertible secured promissory note with U.S.

Daylighting, L.L.C., compared to interest income of $9,003 for the nine months ended September 30, 2005.

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



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006

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

                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION


November 20, 2006
                                        /s/ E. H. Hawes,  II,  President
                                        --------------------------------
                                            E. H. Hawes,  II,  President
                                            and  Chief Executive Officer
                                           (Principal  Executive Officer
                                            and Principal Financial and
                                            Accounting Officer)