Form 10KSB
period 2006-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2007-04-04
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                  (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE
                                 ACT OF 1934

                  For the fiscal year ended December 31, 2006

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period _________________  to  _________________

                        Commission file number 0-5474

          NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
	  ---------------------------------------------------
             (Name of small business issuer in its charter)

                  Delaware                       75-2571032
       -------------------------------	     -------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

	3300 Oak Lawn Avenue, Suite 410 Dallas, Texas  75219
	-----------------------------------------------------
  	(Address of principal executive offices)   (Zip Code)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ X]No [  ]

The issuer's revenues for its most recent fiscal year were:  $-0-.


The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $316,666 at December 31, 2006.

At April 2, 2007, the registrant had outstanding 24,216,058 shares of par value $.01 common stock

..DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ______  No   X




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

Investments. In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. ("Daylighting"). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. Accrued interest on the note has not been paid as of September 30, 2005. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of December 31, 2006. The note is secured by various membership interests of Daylighting. As of December 31, 2006, the Company had advanced $133,000 under this note, and accrued interest receivable on this note is $33,590 as of December 31, 2006.

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

Employees

As of December 31, 2006 the Company retained one full time and one part time worker on contract and one hired consultant.

ITEM 2.    PROPERTIES

The Company's principal executive office is located in Dallas, Texas and occupies 800 square feet under a lease paid for by a related party.

ITEM 3.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted from time to time in the OTC Bulletin Board under the trading symbol "NAGM.OB". Consequently, there is currently no established public trading market for the Company's Common Stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions


CALENDAR YEARS	BY QUARTER          BID PRICE
--------------	----------	 --------------
              			  HIGH      LOW
				 -----	  -----
     2006       First     	 $0.06    $0.03
                Second       	  0.04     0.03
                Third        	  0.12     0.02
                Fourth       	  0.12     0.04
     2005       First     	 $0.08    $0.03
                Second       	  0.06     0.03
                Third        	  0.03     0.03
                Fourth       	  0.03     0.03


At December 31, 2006 the Company had approximately 3,072 common stockholders of record.

The Company has not paid cash dividends on Common Stock during the last two years and the Board of Directors of the Company does not currently intend to pay cash dividends on Common Stock in the foreseeable future. The Company may not declare or pay dividends on Common Stock if there are accumulated and unpaid dividends on its former outstanding Class A Preferred Stock. From October 17, 1994 through May 31, 1996, the former outstanding Class A Preferred Stock bore a dividend of $.30 per annum (payable monthly), an annual dividend of $480,000 because all 1,600,000 shares were outstanding. As of December 31, 2006, the Company is in arrears on dividends on its former outstanding Class A Preferred Stock in the amount of $15,003. All other former holders of the Class A Preferred Stock have entered into settlement agreements with the Company pursuant to which their accrued dividends were cancelled.

As of December 31, 2006, all but $12,700 of the subordinated debentures issued by the Company in connection with the redemption of 313,000 shares of Class A Preferred Stock had been redeemed by the Company pursuant to various settlement agreements entered into with the holders of the subordinated debentures.

There were no redemptions of the Company's stock for the fourth quarter 2006.


EQUITY COMPENSATION PLAN INFORMATION

                   	(a)        	(b)        	(c)
Plan Category      	Number of  	Weighted-  	Number of
                   	securities 	average    	securities
                   	to be      	exercise   	remaining for
                   	issued     	price of   	future
                   	upon       	outstanding	issuance
                   	exercise of	options,   	under equity
                   	outstanding	warrants   	compensation
                   	options,   	and rights.	plans
                   	warrants 	             	(excluding
                   	and rights.	           	securities
                                   	 	     	reflected in
							column (a)


Equity compensation	   None       	   N/A        	   N/A
plans approved by
security holders
Equity compensation	 1,000,000  	 $ .03125   	     None
plans not approved	 ---------	 --------	 --------
by security holders
TOTAL              	 1,000,000  	 $ .03125	        -
			 =========	 ========  	 ========



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

General Condition. The Company ended 2006 with $784 in cash, $2,831 in net fixed assets, $33,590 in accrued interest receivable and $133,000 in a note receivable. Total liabilities were $530,744 at December 31, 2006 and consist of accounts payable and accrued liabilities of $96,037, notes payable of $419,704 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from $346,094 at December 31, 2005. This increase was due primarily to the additional borrowings from related parties.



CONTRACTUAL OBLIGATIONS AS           PAYMENTS DUE BY PERIOD
OF DECEMBER 31, 2006

                                TOTAL    LESS     1-3    3-5  MORE THAN
                                         THAN    YEARS  YEARS  5 YEARS
                                         1 YEAR
8% - 12% notes payable          $419,704 $419,704      -      -      -
				-------- -------- ------ ------ ------
Total                           $419,704 $419,704      -      -      -
				======== ======== ====== ====== ======



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



Results of Operations

Operating Income (Expense)

The Company recorded a loss from operations of $183,073 during the year ended December 31, 2006 compared to loss from operations of $153,652 for the year ended December 31, 2005. The increase in the loss is primarily due to $28,000 in director compensation expense during 2006 related to stock options.

During the year ended December 31, 2006, the Company recorded general and administrative costs of $183,073 compared to $153,652 during the year ended
December 31, 2005. Included in general and administrative costs is depreciation expense of $1,356 and $399 for the years ended December 31, 2006 and 2005, respectively.

Interest Expense

The Company recorded  interest  expense  of $31,592 for the year ended December
31,  2006,  compared to $24,163 for the year  ended  December  31,  2005.   The
increase is due to additional borrowings during 2006.

Interest Income and Other Income (Expense)

The Company recorded interest income of $11,970 in each of the years ended December 31, 2006 and 2005. Interest income relates to the Company's secured note receivable with U.S. Daylighting, L.L.C.

The Company recorded no other income for the year ended December 31, 2006, compared to net other income of $57,058 for the year ended December 31, 2005. The net other income in 2005 is related to interest and fees of $32,000 plus the collection of previously charged-off amounts of $25,000 from Techlite.

Lease

The Company occupied office space under a 72-month operating lease, which commenced in November 1996 and expired on October 31, 2002. Effective November 1, 2002, the Company negotiated a six-month lease of 871 square feet with a monthly rent of approximately $900.00. Effective March 1, 2007, the Company moved its offices and occupies approximately 800 square feet under a lease paid for by a related party.

Critical Accounting Policies

Impairment: We review all assets to be held and used in the Company's business for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets.

Share-Based Compensation: We record expense for share-based payments to employees, directors and other entities based on the estimated fair value of these awards. We estimate the fair value of stock options using a Black-Scholes model and reasonable assumptions regarding risk-free interest rate, stock price volatility and estimated term of such options. Stock price volatility is determined based on the historical stock price of the Company.

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


ITEM 8B.    OTHER

None.

                                   PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The following table provides information as of March 1, 2007, with respect to each of the Company's directors and each executive officer:

							 SERVED AS
                                                         EXECUTIVE
                                                         OFFICER OR
NAME             	AGE     POSITION  		 DIRECTOR SINCE
---------------------	---	-----------------------	 --------------
E.H. Hawes, II          68 	Director (Chairman),               1998
                             	President, Chief
                             	Executive Officer and
				Chief Financial Officer

Richard P. Crane, Jr.   68 	Director and Secretary             1994


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

During 2006, the Board of Directors took three corporate action by unanimous written consent. The Company does not have an audit committee, a nominating committee, or a compensation committee or any committee performing similar functions.

The Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors. Mr. Crane was granted options on January 20, 2000 to purchase 1,000,000 shares of Common Stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant. In March 2006, the options were extended for an additional five year period, expiring March 29, 2011. This resulted in compensation expense of $28,000, representing the estimated fair value of these options at the date these options were extended.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2006, 2005 and 2004, and the number of options granted, to the Chief Executive Officer of the Company, and the value of the unexercised options held by such Chief Executive Officer on December 31, 2006. No other executive officer of the Company received remuneration in excess of $100,000 during 2006.

                          Summary Compensation Table

                        ANNUAL
                     COMPENSATION


NAME AND         	YEAR	SALARY	BONUS	STOCK AND 	ALL OTHER      	  TOTAL
PRINCIPAL                                       OPTION AWARDS	COMPENSATION
POSITION
--------		----	------	-----	-------------	------------  	---------
E. H. Hawes, II, 	2006 	$  -  	$  -       	-     	$      0(1)     $     0(1)
  Chief Executive	2005	   - 	   -       	-              0(1)           0(1)
  Officer        	2004	   -  	   -       	-         27,000(1)      27,000(1)


(1)  Represents consulting fees paid by the Company.

The Board of Directors has committed the Company to pay up to a maximum of $50,000 in consulting payments to Mr. Hawes during 2007.

                 Outstanding Equity Awards at Fiscal Year-End





NAME		NUMBER OF	NUMBER OF	OPTION		OPTION		NUMBER OF	NUMBER OF
		EXERCISABLE	UNEXERCISABLE	EXERCISE	EXPIRATION	VESTED		UNVESTED
		SECURITIES	SECURITIES	PRICE		DATE		SHARES		SHARES
		UNDERLYING	UNDERLYING	($/Sh)				OF		OF
		UNEXERCISED	UNEXERCISED					STOCK		STOCK
		OPTIONS OR	OPTIONS OR					#		#
		WARRANTS	WARRANTS
		GRANTED		GRANTED
		#		#
		-----------	------------	---------	-----------	----------	-----------

E.H. HAWES, II		  -		   -		-		  -		 -		  -






                       Director Compensation




NAME			FEES EARNED	STOCK 	OPTION	     NON-EQUITY		NONQUALIFIED	ALL OTHER 	TOTAL
			OR PAID		AWARDS	AWARDS	     INCENTIVE		DEFERRED	COMPENSATION
			IN CASH				     COMPENSATION	COMPENSATION
--------------------	-----------	------  -------	     ------------	------------	------------	-------
E.H. HAWES, II	        $	  0     $    0  $     0      $		0       $	   0    $	   0    $     0
Richard P. Crane Jr.    	  0          0   28,000(1)              0             	   0               0     28,000




(1) Mr. Crane was granted options on January 20, 2000 to purchase 1,000,000 shares of common stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant. In March 2006, the options were extended for an additional five year period, expiring March 29, 2011. This resulted in compensation expense of $28,000, representing the estimated fair value of these options at the date these options were extended. The options were fully vested at the date of this award.


The Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 31, 2007, by each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock, each current director, and all executive officers and directors as a group, based on information provided to the Company by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table:


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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees. E.H. Hawes, II is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes provides consulting services to the Company and was paid $-0- in consulting fees during 2006 and $-0- in 2005. He does not receive a salary from the Company. The Company has agreed to pay Mr. Hawes up to a maximum of $50,000 during fiscal 2007 for consulting services and expense reimbursements.







                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                	NORTH AMERICAN GAMING AND
                	ENTERTAINMENT CORPORATION
			---------------------------------
April 4, 2007		By:/s/ E. H. HAWES, II, PRESIDENT
			---------------------------------
                	E. H. Hawes, II, President
                	and Chief Executive Officer
                	(Principal Executive Officer and
                	Principal Financial and Accounting
                	Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


April 4, 2007		/s/    E. H. HAWES, II
			----------------------
             		E.H. Hawes, II
             		Director (Chairman)

April 4, 2007		/s/    RICHARD P. CRANE, JR.
			----------------------------
             		Richard P. Crane, Jr.
             		Director





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

ITEM 14.    PRINCIPAL ACCOUNTANT SERVICES AND FEES

The Company's principal accountants are Sartain Fischbein & Co. located in Tulsa, Oklahoma. Fees paid for audit and tax services for the past two years are:

                    Audit    Audit-Related	  Tax
                     Fees        Fees   	  Fees

2006               $23,050  $      -             $3,400 (1)
2005                22,600         -              1,600 (1)


(1) Tax fees relate to preparation of the Company's corporate income tax returns for the preceding year.


The Audit Committee preapproves all services performed by the Company's principal accountant.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Financial Statements of North American Gaming and Entertainment Corporation

                                                                                  PAGE
Report of Independent Registered Public Accounting Firm                           F-2
Financial Statements:
    Balance Sheet - December 31, 2006                                             F-3
    Statements Of Operations - Years Ended  December 31, 2006 and 2005            F-4
    Statements Of Stockholders' Deficit - Years Ended December 31, 2006 and 2005  F-5
    Statements Of Cash Flows - Years Ended December 31, 2006 and 2005             F-6
    Notes To Financial Statements                                               F-7-F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North American Gaming and Entertainment Corporation


We have audited the accompanying balance sheet of North American Gaming and Entertainment Corporation (a Delaware corporation) as of December 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                               /s/  Sartain Fischbein & Co.

March 26, 2007
Tulsa, Oklahoma


NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
BALANCE SHEET


December 31,                                                                                 2006
											--------------
ASSETS

Current Assets

Cash                                                                                    $          784
Interest receivable                                                                             33,590
											--------------
Total current assets                                                                            34,374

Property and equipment, net of accumulated depreciation of $1,755                                2,831

Note receivable                                                                                133,000
											--------------
Total Assets                                                                            $      170,205
											==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Notes payable                                                                           $      419,704
Accounts payable and accrued liabilities                                                        96,037
Preferred stock dividends payable                                                               15,003
											--------------
Total current liabilities                                                                      530,744
											==============
Stockholders' Deficit

Class A preferred stock, $3.00 par value, 10% annual cumulative dividend,
  1,600,000 shares authorized, no shares issued and outstanding                                      -
Preferred stock, $.01 par value, 10,000,000 shares authorized, 8,000,000
  shares designated Series "B", no shares issued and outstanding                                     -
Common stock, $.01 par value, 100,000,000 shares authorized,
  41,788,552 shares issued, 24,216,058 shares outstanding                                      417,886
Additional paid-in capital                                                                     517,214
Treasury stock, 17,572,494 shares, at cost                                                    (489,258)
Accumulated deficit                                                                           (806,381)
											--------------
Total stockholders' deficit                                                                   (360,539)
											--------------
Total liabilities and stockholders' deficit                                             $      170,205
											==============

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,               		2006       2005
Costs and expenses:
General and administrative                     $ 183,073  $ 153,652
					       ---------  ---------
Operating loss                          	(183,073)  (153,652)
Interest expense				 (31,592)   (24,163)
Interest income                           	  11,970     11,970
Other income                                           -     57,058
					       ---------  ---------
Loss before provision for income taxes  	(202,695)  (108,787)
Provision for income taxes                     	       -          -
					       ---------  ---------
Net loss                               	       $(202,695) $(108,787)
					       =========  =========
Loss Per Share:
Basic:
Net Loss                               	       $   (0.01) $      (*)
					       ---------  ---------
Diluted:
Net Loss                                       $   (0.01) $      (*)
					       ---------  ---------

*less than $(0.005)

The accompanying notes are an integral part of the financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2006 and 2005

                                	SERIES              CAPITAL
			CLASS A		PREFERRED  COMMON   ADDITIONAL	TREASURY   ACCUMULATED	 ACCUMULATED	TOTAL
			PREFERRED	STOCK	   STOCK    PAID-IN	STOCK	   OTHER	 DEFICIT	STOCKHOLDERS
			STOCK		SERIES		    CAPITAL		   COMPREHENSIVE		DEFICIT
					"B"					   INCOME
			-------         -------   --------   --------   ---------  -----------	 -----------	 ----------
Balance,
January 1, 2005      	$     -         $     -   $417,886   $489,214   $(489,258) $         -   $  (494,899)    $  (77,057)

Net loss-2005       	      -               -          -          -           -            -      (108,787)      (108,787)
			-------         -------   --------   --------   ---------  -----------	 -----------	 ----------
Balance,
December 31, 2005             -               -    417,886    489,214    (489,258)           -      (603,686)      (185,844)

Issuance of
stock options          	      -               -          -     28,000           -            -             -         28,000

Net loss-2006       	      -               -          -          -           -            -      (202,695)      (202,695)
			-------         -------   --------   --------   ---------  -----------	 -----------	 ----------
Balance,
dDecember 31, 2006   	$     -         $     -   $417,886   $517,214   $(489,258) $         -   $  (806,381)    $ (360,539)
			=======		=======	  ========   ========	=========  ===========	 ===========	 ==========


The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                             2006           2005
								-------------	------------
Cash Flows From Operating Activities:
Net loss                                                        $    (202,695)  $   (108,707)
  Adjustments to reconcile net loss to net cash used
	in operating activities:
    Depreciation                                                        1,356            399
    Changes in allowance for doubtful accounts                              -        (25,000)
    Director stock option compensation expense                         28,000              -
Changes in operating assets and liabilities:
    Decrease (Increase) in:
       Interest receivable                                            (11,970)       (11,970)
    Increase (decrease) in:
       Accounts payable and accrued liabilities                        41,657        (22,057)
								-------------	------------
Net Cash Used In Operating Activities                                (143,658)      (123,301)
								-------------	------------
Cash Flows From Investing Activities:
    Increase in advances                                                    -              -
    Repayment of advances                                                   -         75,000
    Additions to property and equipment                                (1,062)        (3,254)
								-------------	------------
    Advances on note receivable

Net Cash Provided By (Used In) Investing Activities                    (1,062)        71,746
								-------------	------------
Cash Flows From Financing Activities:
    Borrowings under notes payable                                    146,000         77,500
    Payments of notes payable                                          (3,000)       (41,188)
    Payments on debentures                                                  -              -
								-------------	------------
Net Cash Provided By Financing Activities                             143,000         36,312
								-------------	------------
Net Decrease In Cash                                                  (1,720)        (15,513)
Cash, beginning of year                                         $      2,504    $     18,017
								-------------	------------
Cash, end of year                                               $        784    $      2,504
								-------------	------------

Summary of Noncash Financing Activities:
  Interest expense added to notes payable			$     11,192    $     12,472

Other Disclosures:
Interest paid							$          -    $          -
Income taxes paid						$          -    $          -

The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

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

Fair Value of Financial Instruments:
The carrying amounts of financial instruments including cash, advances, notes receivable, accounts payable and accrued expenses approximated fair value as of December 31, 2006 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximates fair value as of December 31, 2006 because interest rates on these instruments approximate market interest rates.

Stock Options
For stock options granted or modified after January 1, 2006 (see Note 8, the Company uses the fair value based method of accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which was adopted by the Company effective January 1, 2006. The adoption of SFAS 123R had no impact on the Company's financial statements as of January 1, 2006, since no share-based payments were outstanding at that date. Under SFAS 123R, compensation expense related to stock options is determined based on the estimated fair value of the options granted and recognized over the requisite service period or immediately if there is no requisite service period. As discussed in Note 8, the Company recorded compensation expense of $28,000 for options awarded to a director in March 2006

Notes Receivable and Advances
The Company records notes receivables at cost and accrues interest based on the stated rates in the note agreement, unless such rates are materially different than prevailing market rates and unless ultimate collectibility of such interest is not reasonably assured. The Company records an allowance for doubtful accounts for amounts estimated to be uncollectible from such parties and their guarantors, as applicable.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, Fair Value Measurements. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard, which is not expected to have any effect on its financial position or results of operations, although financial statement disclosures may be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of January 1, 2008.

2.  EARNINGS PER SHARE

The following data shows the amounts used in computing loss per share.

                                     NET INCOME    WEIGHT    PER SHARE AMOUNT
                                       (LOSS)      SHARES
                                     (NUMERATOR)(DENOMINATOR)

For the Year Ended December 31, 2005:
    Basic loss per common share       $(108,787) 24,216,058   $(*)

    Effect of dilutive stock options         -          -
				       --------	 ----------
    Diluted loss per common share     $(108,787) 24,216,058   $(*)
				       ========  ==========    ===
For the Year Ended December 31, 2006:
    Basic loss per common share       $(202,695) 24,216,058   $(0.01)

    Effect of dilutive stock options         -          -
				       --------	 ----------
    Diluted loss per common share     $(202,695) 24,216,058   $(0.01)
				       --------	 ----------    -----

*less than $(0.005)

Options for 1,000,000 shares of common stock have not been included in the computation of diluted earnings per share due to their being anti-dilutive.

3.  OTHER INCOME

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

4.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of December 31, 2006. The note is secured by various membership interests of Daylighting. As of December 31, 2006, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $33,590_as of December 31, 2006. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party as discussed in Note 5.
                                      F-8

5.  NOTES PAYABLE

Notes payable as of December 31, 2006 consist of the following:

       Note payable to unrelated party     $  101,992
       Note payable to related party          305,012
       Other notes payable                     12,700
					    ---------
                                           $  419,704
					    ---------

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000, due in 90 days. The note is unsecured, and guaranteed by an officer of the Company. The note has been renewed in August 2004, February 2005, August 2005, and February 2006, and August 2006. As of December 31, 2006 the balance of the note is $101,992 and due February 18, 2007. The note was renewed in the amount of $108,195 and is due in 180 days on August 18, 2007. At each renewal date, the renewal amount has included any outstanding principal and accrued interest payable.

In July 2004, the Company issued an 8% promissory note to a related party, due in 180 days. The note has been renewed in January 2005, July 2005, January 2006, July 2006, and December 2006, and as of December 31, 2006, the balance of the note is $305,012, and the note is due June 30, 2007. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Accrued interest on the note payable to related party was $31,445 as of December 31, 2006. Interest expense on the note payable for the years ended December 31, 2006 and 2005 were $17,894 and $10,427, respectively.

Other notes payable in the amount of $12,700 at December 31, 2006, consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at December 31, 2006.

The average total balance of the above obligations for 2006 was approximately $335,000. The weighted average interest rate for the above obligations outstanding at December 31, 2006 is 9.0%.

6.  INCOME TAXES

The components of the provision for income taxes as shown on the accompanying consolidated statements of operations are as follows:

               YEARS ENDED DECEMBER 31,

                  2006       2005
Current-Federal  $   -       $   -
Current-State        -           -
Deferred             -           -
		 -----       -----
                 $   -       $   -
		 -----       -----


    Components of the net deferred tax asset at December 31, 2006 are as follows:


Deferred tax assets:

Net operating loss carryforwards      $1,296,000
Less-valuation allowance              (1,296,000)
				      ----------
                                      $        -
				      ----------


At December 31, 2006, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $3.8 million. The amounts of operating loss carryforwards expire in varying amounts through 2021. Due to the uncertainty of realization and restrictions on utilization, a deferred tax asset valuation allowance has been provided for the entire net operating loss carryforward.

                                      F-9

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2006 and 2005:

                                                  2006   2005

Statutory rate                                    34.0%  34.0%
Change in deferred tax asset valuation allowance  (34.0) (34.0)
						 ------ ------
Company's effective rate                             0%     0%
						 ------ ------


7.  CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

The Company's cash balances with financial institutions are insured up to $100,000 for each account.

The Company's combined note receivable and accrued interest balance with Daylighting represents 98% of the Company's total assets at December 31, 2006. The note receivable is secured by collateral as discussed in Note 4 and is indirectly guaranteed as discussed in Note 5.

In the opinion of management, there are no contingent claims or litigation against the Company which would materially affect its consolidated financial position.

8.  STOCKHOLDERS' EQUITY

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

As of December 31, 2006, there were no shares of preferred stock issued or outstanding.

Stock Options

In January 2000, the Company granted two directors stock options, whereby each may acquire 1,000,000 shares of common stock, at an exercise price of $.03125 per share. The options were fully vested as of the date of grant and expired five years from the date of grant. In November 2002, one director resigned as a director of North American Gaming and Entertainment Corporation upon which time his 1,000,000 option was cancelled. No new options to purchase the Company's common stock were issued or granted in 2005, and the existing director's options expired in January 2005. In March 2006, the board of directors of the Company extended the stock options for 1,000,000 shares of common stock to the existing director for a term of five years (expiring in March 2011), at the exercise price of $.03125 per share. The options are fully vested as of the date of grant. The intrinsic value of the options at the date of grant was $(0.00125) per share. In accordance with SFAS 123R, the Company recorded compensation expense of $28,000 in 2006 for the estimated fair value of these options at the date of grant. The estimated fair value of these options at grant date was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 4.72%, stock price volatility of 113% (determined from the volatility of the Company's stock price from December 31, 2003 through March 31, 2006), no expected dividends, and expected term of 5 years. None of these options were exercised during 2006. As of December 31, 2006, the remaining contractual term of the options was 4 3/4 years and the aggregate intrinsic value of the options was $8,750.