Form 10QSB
period 2007-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2007-05-18
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the quarterly period ended March 31, 2007

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

                   3300 Oak Lawn Avenue, Dallas, Texas 75219
    		   -----------------------------------------
                   (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2007: 24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]



NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS (UNAUDITED)
                                                       March 31,    December 31,
                                                         2007          2006
                                            	      (UNAUDITED)
						       ---------    -----------
ASSETS
Current assets:

Cash                                                   $   2,843    $       784
Interest receivable                                       36,582         33,590
						       ---------    -----------
Total current assets                                      39,425         33,590

Property and equipment, net of
   accumulated deprecation				   2,449          2,831
Note receivable                                          133,000        133,000
						       ---------    -----------

Total assets                                           $ 174,874    $   170,205
						       =========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable                                          $ 468,907    $   419,704
Accounts payable and accrued liabilities                 100,930         96,037
Preferred stock dividends payable                         15,003         15,003
						       ---------    -----------
Total current liabilities                                584,840        530,744

Commitments and contingencies

Stockholders' Deficit:

Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued                  417,886        417,886
Additional paid-in capital                               517,214        517,214
Treasury stock, 17,572,494 shares, at cost              (489,258)      (489,258)
Accumulated deficit                                     (855,808)      (806,381)
						       ---------    -----------
Total stockholders' deficit                             (409,966)      (360,539)
						       ---------    -----------
Total liabilities and stockholders' deficit            $ 174,874    $   170,205
						       =========    ===========

                                       1
The accompanying notes are an integral part of the financial statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
                                             Three Months Ended March 31,
					     ---------------------------
                                                2007             2006
					     ----------	      ----------
Costs and expenses:

General and administrative expenses          $   42,046       $   25,445
					     ----------	      ----------
Operating loss                                  (42,046)         (25,445)

Interest expense                                (10,374)          (6,778)
Interest income                                   2,993            2,993
					     ----------	      ----------
Loss before provision for income taxes          (49,427)         (29,230)

Provision for income taxes                            -                -
					     ----------	      ----------
Net Loss                                     $  (49,427)      $  (29,230)
					     ==========       ==========
Basic Net Loss Per Share                              *                *
					     ==========       ==========
Basic weighted average shares outstanding    24,216,058       24,216,058

*Less than $.01 per share



                                       2
The accompanying notes are an integral part of the financial statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Three Months Ended March
						   --------------------------
                                                      2007             2006
						   ---------	    ---------

Cash Flows From Operating Activities:
Net loss                                           $ (49,427)       $ (29,230)
Adjustments to reconcile net loss
to net cash used in
   operating activities:
      Depreciation expense                               382              293
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Interest receivable                             (2,992)          (2,993)
   Increase (decrease) in:
      Accounts payable and accrued liabilities        11,096            2,365
						   ---------	    ---------
Net Cash Used In Operating Activities                (40,941)         (29,565)
						   ---------	    ---------
Net Cash Provided By Investing Activities            	   -                -
						   ---------	    ---------
Cash Flows From Financing Activities:
   Borrowings under note payable                      43,000           31,000
						   ---------	    ---------
Net Cash Provided By Financing Activities             43,000           31,000
						   ---------	    ---------
Net Increase In Cash                                   2,059            1,435

Cash, beginning of period                                784            2,504
						   ---------	    ---------
Cash, end of period                                   $2,843        $   3,939
						   ========= 	    =========
Cash paid during the period for:
   Interest                                        $     398        $       -
						   =========	    =========


                                       3
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007

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

Results for the three months ended March 31, 2007 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of March 31, 2007. The note is secured by various membership interests of Daylighting. As of March 31, 2007, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $36,582 as of March 31, 2007. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 3.

3.  NOTES PAYABLE

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000. The note is unsecured, and guaranteed by an officer of the Company. The note has been renewed repeatedly and in now due August 18, 2007. As of March 31, 2007, the balance of the note is $108,195. At each renewal date, the renewal amount has included the outstanding principal and accrued interest payable.

                                       4

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007



In July 2004, the Company issued an 8% promissory note to a related party. The note has been renewed repeatedly and is now due June 30, 2007. As of March 31, 2007, the balance of the note is $348,012. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $6,577 and $3,526 for the three months ended March 31, 2007 and 2006, respectively.

Other notes payable in the amount of $12,700 at March 31, 2007 consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at March 31, 2007.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In  September 2006,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 197 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated results of operations and financial condition.


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

                                       5


General Condition. The Company ended the quarter with $2,843 in cash, $36,582 in accrued interest receivable, $2,449 in furniture and fixtures (net) and $133,000 in note receivable. Total liabilities were $584,840 at March 31, 2007 and consist of accounts payable and accrued liabilities of $100,930, notes payable of $468,907 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $530,744 at December 31, 2006. This increase was due primarily to an increase in unpaid accrued interest and additional borrowings from a related party.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007, to the three months ended March 31, 2006.

Operating Expense

The Company recorded an operating loss of $42,046, comprised of general and administrative costs during the three months ended March 31, 2007, compared to an operating loss of $25,445 also comprised of general and administrative costs for the three months ended March 31, 2006. The increase in the loss from operations for the three months ended March 31, 2007 as compared to the loss from operations for the three months ended March 31, 2006 is due primarily to acceleration in timing and related accrual of our external audit and an increase in legal fees during the three months ended March 31, 2007 as compared to last year.

Interest Expense

The Company incurred interest expense of $10,374 for the three months ended March 31, 2007, compared to $6,778 for the three months ended March 31, 2006. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income

The Company recorded interest income of $2,992 for the three months ended March 31, 2007, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $2,993 for the three months ended March 31, 2006.


                                       6

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


May 18, 2007

/s/ E. H. Hawes, II, President

------------------------------
E. H. Hawes,  II,  President
and Chief Executive Officer
(Principal Executive Officer
and Principal Financial and
Accounting Officer)