Form 10QSB
period 2007-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2007-08-15
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the quarterly period ended June 30, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from       to

		          Commission File No. 000-05474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                Delaware                            75-2571032
      ------------------------------      -------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                   3300 Oak Lawn Avenue, Dallas, Texas 75219
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2007: 24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS (UNAUDITED)
                                                        June 30,    December 31,
                                                     	 2007          2006
                                            	      (UNAUDITED)
						      -----------   -----------
ASSETS
Current assets:

Cash                                                  $	      115   $	    784
Interest receivable                                        39,575        33,590
						      -----------   -----------
Total current assets                                       39,690        33,590

Property and equipment,
  net of accumulated deprecation     			    2,067         2,831
Note receivable                                           133,000       133,000
						      -----------   -----------

Total assets                                          $   174,757   $   170,205
						      ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable                                         $   501,408   $   419,704
Accounts payable and accrued liabilities                  111,995        96,037
Preferred stock dividends payable                          15,003        15,003
						      -----------   -----------
Total current liabilities                                 628,406       530,744
						      -----------   -----------
Commitments and contingencies

Stockholders' Deficit:

Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued                   417,886       417,886
Additional paid-in capital                                517,214       517,214
Treasury stock, 17,572,494 shares, at cost               (489,258)     (489,258)
Accumulated deficit                                      (899,491)     (806,381)
						      -----------   -----------
Total stockholders' deficit                              (453,649)     (360,539)
						      -----------   -----------

Total liabilities and stockholders' deficit           $   174,757   $   170,205
						      ===========   ===========



                                       1
The accompanying notes are an integral part of the financial statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS                      SIX MONTHS
                                                     ENDED JUNE 30,                   ENDED JUNE 30,
					      ---------------------------     -----------------------------
                                                 2007             2006            2007             2006
					      -----------     -----------     ------------	-----------
Costs and expenses:

General and administrative expenses           $    35,688     $    39,950     $     77,734      $    65,395
					      -----------     -----------     ------------	-----------
Operating loss                                    (35,688)        (39,950)         (77,734)         (65,395)

Interest expense                                  (10,987)         (7,588)         (21,361)         (14,366)
Interest income                                     2,992           2,993            5,985            5,986
					      -----------     -----------     ------------	-----------
Loss before provision
 for income taxes                                 (43,683)        (44,545)         (93,110)         (73,775)

Provision for income taxes                              -               -                -                -
					      -----------     -----------     ------------	-----------
Net loss                                      $   (43,683)    $   (44,545)    $    (93,110)     $   (73,775)
					      ===========     ===========     ============	===========
Basic loss per share                                    *               *                *                *
					      ===========     ===========     ============	===========
Basic weighted average shares outstanding      24,216,058      24,216,058       24,216,058       24,216,058
					      ===========     ===========     ============	===========


*Less than $.005 per share



                                       2
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     		 Six Months Ended June
								-----------------------
                                                     		   2007          2006
								---------     ---------
Cash Flows From Operating Activities:
Net loss                                          		$ (93,110)    $ (73,775)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation expense                               	      764           615
Changes in operating assets and liabilities:
   Increase in interest receivable                   		   (5,985)       (5,986)
   Increase in accounts payable and accrued liabilities  	   22,162        16,267
								---------     ---------
Net Cash Used In Operating Activities               		  (76,169)      (62,879)
								---------     ---------
Net Cash From Investing Activities:
   Purchase of furniture and fixtures                  		        0          (642)
								---------     ---------
Net Cash Provided By (Used In) Investing Activities        	        0          (642)

Cash Flows From Financing Activities:
   Borrowings under note payable                      		   75,500        64,494
   Payments on notes payable                              	        0        (3,000)
								---------     ---------
Net Cash Provided By Financing Activities             		   75,500        61,494
								---------     ---------
Net Decrease In Cash                                   		     (669)       (2,027)

Cash, beginning of period                                	      784         2,504
								---------     ---------
Cash, end of period                               		$     115     $     477
								=========     =========
Cash paid during the period for:
   Interest                                         		$	-     $	      -
								=========     =========

                                       3
The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007

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

Results for the six months ended June 30, 2007 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of June 30, 2007. The note is secured by various membership interests of Daylighting. As of June 30, 2007, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $39,575 as of June 30, 2007. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 3.

3.  NOTES PAYABLE

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000. The note is unsecured, and guaranteed by an officer of the Company. The note has been renewed repeatedly and in now due August 18, 2007. As of June 30, 2007, the balance of the note is $108,195. At each renewal date, the renewal amount has included the outstanding principal and accrued interest payable.

                                       4

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007


3.  NOTES PAYABLE (Continued)

In July 2004, the Company issued an 8% promissory note to a related party. The note has been renewed repeatedly and is now due June 30, 2007. As of June 30, 2007, the balance of the note is $380,512. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $13,867 and $7,647 for the six months ended June 30, 2007 and 2006, respectively.

Other notes payable in the amount of $12,700 at June 30, 2007 consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at June 30, 2007.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies. These companies operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold its interests in these companies.
                                       5
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

General Condition. The Company ended the quarter with $115 in cash, $39,575 in accrued interest receivable, $2,067 in furniture and fixtures (net) and $133,000 in note receivable. Total liabilities were $628,406 at June 30, 2007 and consist of accounts payable and accrued liabilities of $111,995, notes payable of $501,408 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $530,744 at December 31, 2006. This increase was due primarily to an increase in unpaid accrued interest and additional borrowings from a related party.

Plan of Operations

Effective August 20, 2001, the Company sold its interests in video gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company has no on-going operations or revenues. The Company's plan is to continue exploring for acquisition opportunities and the financing required to buy and support an operating business. There is no assurance that we will be able to do so, and during 2007 we will have to continue to rely on advances from management and shareholders to pay our basic level of operating expense.

On July 17, 2007, the Registrant received all signatures and deposits required to make effective that certain Agreement Concerning the Exchange of Common Stock between the Registrant, Shaanxi Chang Jiang Si You Neng Yuan Fa Zhnag Gu Feng You Xiang Gong Si ("Chiang Jiang"), and the shareholders of Chiang Jiang (the "Agreement"), pursuant to which the Registrant will acquire Eighty Percent (80%) of the outstanding shares of Chiang Jiang through the acquisition of One Hundred Percent (100%) of the outstanding shares of the indirect parent of Chiang Jiang, in exchange for the issuance by the registrant to the shareholders of Chiang Jiang of Five Hundred Thousand (500,000) shares of Series C Convertible Preferred Stock ("Series C Preferred") of the Registrant (the "Exchange"). The Series C shares will be reduced by an amount sufficient to issue 4,500,000 shares of common stock to Capital Advisory Services, Inc. for its consulting services in connection with the acquisition. In connection with the Exchange, Chiang Jiang will deliver Three Hundred Seventy Thousand Dollars ($370,000) to the Registrant and certain non-affiliates of the Registrant will transfer to Chiang Jiang or its designee a total of Three Million Eight Hundred Thousand (3,800,000) shares of Common Stock, par value $0.01 per share ("Common Stock"), of the Registrant which had been held for longer than Two (2) years by such non-affiliates, in exchange for the issuance by the Registrant to each such non-affiliate of Two Million Two Hundred Fifty Thousand (2,250,000) shares of Common Stock of the Registrant. The date of the original agreement was May 30, 2007, amended to July 5, 2007, but in all respects subject to signatures, regulatory approvals in China and deposits with Chiang Jiang's attorneys, which were completed on July 17, 2007.

As a result of the Exchange effected pursuant to the Agreement described above, the Registrant will experience a change in control. The shareholders of Chiang Jiang, through their ownership of Five Hundred Thousand (500,000) shares of the Registrant's Series C Preferred, will control the Registrant, as each share of Series C Preferred carries with it the right to vote and convert into One Thousand Two Hundred Eighteen (1,218) shares of Common Stock of the Registrant, which, upon voting or conversion of all shares of Series C Preferred, will equal at least Ninety-Six Percent (96%) of the total issued and outstanding Common Stock of the Registrant on a fully diluted basis.

                                       6

Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

Comparison of the six months ended June 30, 2007, to the six months ended June 30, 2006.

Operating Expense

The Company recorded an operating loss of $93,110, comprised of general and administrative costs during the six months ended June 30, 2007, compared to an operating loss of $73,775 also comprised of general and administrative costs for the six months ended June 30, 2006. The increase in the loss from operations for the six months ended June 30, 2007 as compared to the loss from operations for the six months ended June 30, 2006 is due primarily to acceleration in timing and related accrual of our external audit and an increase in legal fees during the six months ended June 30, 2007 as compared to last year.

Interest Expense

The Company incurred interest expense of $21,361 for the six months ended June 30, 2007, compared to $14,366 for the six months ended June 30, 2006. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income

The Company recorded interest income of $5985 for the six months ended June 30, 2007, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $5,986 for the six months ended June 30, 2006.

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


                                       7



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




                                       9




                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTH AMERICAN GAMING AND
                                        ENTERTAINMENT CORPORATION


August 15, 2007
                                        /s/ E. H. Hawes, II, President
                                        ------------------------------
                                        E. H. Hawes,  II,  President
                                        and Chief Executive Officer
                                        (Principal Executive Officer
                                        and Principal Financial and
                                        Accounting Officer)