Form 10QSB
period 2007-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2007-11-14
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended September 30, 2007

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2007:
24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
BALANCE SHEETS (UNAUDITED)
                                                    September 30,  December 31,
                                                        2007          2006
                                            	     (UNAUDITED)
						      ---------	    ---------
ASSETS
Current assets:

Cash                                                  $   1,990     $	  784
Interest receivable                                      42,567        33,590
						      ---------	    ---------
Total current assets                                     44,557        33,590

Property and equipment, net of
   accumulated deprecation				  1,662         2,831
Note receivable                                         133,000       133,000
						      ---------	    ---------

Total assets                                          $ 179,219     $ 170,205
						      =========	    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable                                         $ 544,845     $ 419,704
Accounts payable and accrued liabilities                115,853        96,037
Preferred stock dividends payable                        15,003        15,003
						      ---------	    ---------
Total current liabilities                               675,701       530,744
						      ---------	    ---------
Commitments and contingencies

Stockholders' Deficit:

Common stock, $.01 par value, 100,000,000 shares
   authorized, 41,788,552 shares issued                 417,886       417,886
Additional paid-in capital                              517,214       517,214
Treasury stock, 17,572,494 shares, at cost             (489,258)     (489,258)
Accumulated deficit                                    (942,324)     (806,381)
						      ---------	    ---------
Total stockholders' deficit                            (496,482)     (360,539)
						      ---------	    ---------
Total liabilities and stockholders' deficit           $ 179,219     $ 170,205
						      =========	    =========

                                       1
   The accompanying notes are an integral part of the financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
					      ---------------------------	----------------------------
                                                   2007          2006                2007          2006
					      -----------    ------------	------------	------------
Costs and expenses:

General and administrative expenses           $    34,138    $     37,996      	$    111,871  	$    103,391
					      -----------    ------------	------------	------------
Operating loss                                    (34,138)        (37,996)          (111,871)       (103,391)

Interest expense                                  (11,688)         (8,053)           (33,049)        (22,419)
Interest income                                     2,992           2,993              8,977           8,979
					      -----------    ------------	------------	------------
Loss before provision
 for income taxes                                 (42,834)        (43,056)          (135,943)       (116,831)

Provision for income taxes                              -               -                  -               -
					      -----------    ------------	------------	------------
Net loss                                      $   (42,834)   $    (43,056)   	$   (135,943)   $   (116,831)
					      ===========    ============	============	============
Basic loss per share                                    *               *                  *               *
					      ===========    ============	============	============
Basic weighted average shares outstanding      24,216,058      24,216,058         24,216,058      24,216,058
					      ===========    ============	============	============

*Less than $.005 per share
                                       2
   The accompanying notes are an integral part of the financial statements.


NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               Nine Months Ended September 30,
					       ------------------------------
                                                    2007           2006
					         ----------	----------

Cash Flows From Operating Activities:
Net loss                                         $ (135,943)	$ (116,831)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation expense                            1,169            974
Changes in operating assets and liabilities:
   Increase in interest receivable                   (8,977)        (8,979)
   Increase in accounts payable and
      accrued liabilities  			     32,457         39,428
					         ----------	----------
Net Cash Used In Operating Activities              (111,294)       (85,408)
					         ----------	----------
Net Cash From Investing Activities:
   Purchase of furniture and fixtures                     0         (1,062)
					         ----------	----------
Net Cash Used in Investing Activities                     0         (1,062)

Cash Flows From Financing Activities:
   Borrowings under note payable                    112,500         89,992
   Payments on notes payable                              0         (3,000)
					         ----------	----------
Net Cash Provided By Financing Activities           112,500         86,992

Net Increase In Cash                                  1,206            522

Cash, beginning of period                               784          2,504
					         ----------	----------
Cash, end of period                              $    1,990	$    3,026
						 ==========	==========
Cash paid during the period for:
   Interest                                      $    7,030	$   11,899
						 ==========	==========




                                       3
   The accompanying notes are an integral part of the financial statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be realized during the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company currently has no sources of revenue or cash flow. Management plans to continue operating the business and pursue various business, investment and financing opportunities.

2.  NOTE RECEIVABLE

In March 2004, the Company entered into a loan agreement with US Daylighting, L.L.C. (Daylighting). Under the terms of the Note, the Company is to initially advance up to $150,000 to Daylighting, with interest due monthly at 9%. The Company may advance an additional $150,000 and has the option to convert the total of all advances ($300,000) into a 25% interest in Daylighting. Advances under the note are due within six months of demand being made by the Company, and the note is in default as of September 30, 2007. The note is secured by various membership interests of Daylighting. As of September 30, 2007, the Company has advanced $133,000 under this note, and accrued interest receivable on this note is $42,567 as of September 30, 2007. No allowance for doubtful accounts is considered necessary, due to the terms of the note payable to related party, discussed in Note 3.

3.  NOTES PAYABLE

In May 2004, the Company issued a 12% promissory note to an unrelated party in the amount of $110,000. The note is unsecured, and guaranteed by an officer of the Company. The note has been renewed repeatedly and is now due February 18, 2008. As of September 30, 2007, the balance of the note is $114,634. At each renewal date, the renewal amount has included the outstanding principal and accrued interest payable.

                                       4

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007


3.  NOTES PAYABLE (Continued)

In July 2004, the Company issued an 8% promissory note to a related party. The note has been renewed repeatedly and is now due December 31, 2007. As of September 30, 2007, the balance of the note is $417,512. The note is collateralized by the note receivable from Daylighting. Under the terms of the current renewal, the related party lender's sole remedy for collection is to foreclose the collateral note receivable from Daylighting and seek recovery from Daylighting. The related party lender also agreed it had no claim against the Company for any deficiency in the collection, by the Company, of the note receivable from Daylighting. Interest expense on the note payable to related party was $7,920 and $4,684 for the nine months ended September 30, 2007 and 2006, respectively.

Other notes payable in the amount of $12,700 at September 30, 2007 consist of amounts due to former preferred stockholders of the Company. Those notes bear interest at 9% and were payable in 2001. The notes are unsecured and are in default at September 30, 2007.

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

General Condition. The Company ended the quarter with $1,990 in cash, $42,567 in accrued interest receivable, $1,662 in furniture and fixtures (net) and $133,000 in note receivable. Total liabilities, all of which are current, were $675,701 at September 30, 2007 and consist of accounts payable and accrued liabilities of $122,291, notes payable of $538,407 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from $530,744 at December 31, 2006. This increase was due primarily to an increase in unpaid accrued interest and additional borrowings from a related party.

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

On July 17, 2007, the Registrant received all signatures and deposits required to make effective that certain Agreement Concerning the Exchange of Common Stock between the Registrant, Shaanxi Chang Jiang Si You Neng Yuan Fa Zhnag Gu Feng You Xiang Gong Si ("Chiang Jiang"), and the shareholders of Chiang Jiang (the "Agreement"), pursuant to which the Registrant will acquire 80% of the outstanding shares of Chiang Jiang through the acquisition of 100% of the outstanding shares of the indirect parent of Chiang Jiang, in exchange for the issuance by the registrant to the shareholders of Chiang Jiang of 500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") of the Registrant (the "Exchange"). The Series C shares will be reduced by an amount sufficient to issue 4,500,000 shares of common stock to Capital Advisory Services, Inc. for its consulting services in connection with the acquisition. In connection with the Exchange, Chiang Jiang will deliver $370,000 to the Registrant and certain non-affiliates of the Registrant will transfer to Chiang Jiang or its designee a total of 3,800,000 shares of Common Stock, par value $0.01 per share ("Common Stock"), of the Registrant which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by the Registrant to each such non-affiliate of 2,250,000 shares of Common Stock of the Registrant. The date of the original agreement was May 30, 2007, amended to July 5, 2007, but in all respects subject to signatures, regulatory approvals in China and deposits with Chiang Jiang's attorneys, which were completed on July 17, 2007. Closing of the Agreement will occur upon satisfaction of all conditions, including due diligence and completion of the audit of Chiang Jiang's financial statements.

As a result of the Exchange pursuant to the Agreement described above, the Registrant will experience a change in control. The shareholders of Chiang Jiang, through their ownership of 500,000 shares of the Registrant's Series C Preferred, will control the Registrant, as each share of Series C Preferred carries with it the right to vote and convert into 1,218 shares of Common Stock of the Registrant, which, upon voting or conversion of all shares of Series C Preferred, will equal at least 96% of the total issued and outstanding Common Stock of the Registrant on a fully diluted basis.

Comparison of the nine months ended September 30, 2007, to the nine months ended September 30, 2006.

Operating Expense

The Company recorded an operating loss of $135,943, comprised of general and administrative costs during the nine months ended September 30, 2007, compared to an operating loss of $116,831 also comprised of general and administrative costs for the nine months ended September 30, 2006. The increase in the loss from operations for the nine months ended September 30, 2007 as compared to the loss from operations for the nine months ended September 30, 2006 is due primarily to acceleration in timing and related accrual of our external audit and an increase in legal fees during the nine months ended September 30, 2007 as compared to last year.

Interest Expense

The Company incurred interest expense of $33,049 for the nine months ended September 30, 2007, compared to $22,419 for the nine months ended September 30, 2006. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income

The Company recorded interest income of $8,977 for the nine months ended September 30, 2007, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., compared to interest income of $8,979 for the nine months ended September 30, 2006.

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

ITEM 6.    EXHIBITS

(a)   Exhibits required to be filed by Item 601 of Regulation S-B:

1.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302
      of the Sarbanes-Oxley Act of 2002

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

                                         NORTH AMERICAN GAMING AND
                                         ENTERTAINMENT CORPORATION


November 14, 2007
                                        /s/ E. H. Hawes, II, President
                                        ------------------------------
                                        E. H. Hawes,  II,  President
                                        and Chief Executive Officer
                                        (Principal Executive Officer
                                        and Principal Financial and
                                        Accounting Officer)