Form 10KSB
period 2007-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2008-04-15
CIK 29952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                  (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE
                                 ACT OF 1934

                  For the fiscal year ended December 31, 2007

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period _________________  to  _________________

                        Commission file number 0-5474

          NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
          ---------------------------------------------------
             (Name of small business issuer in its charter)

                  Delaware                       75-2571032
       -------------------------------         -------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


                    Fifth Floor, High-Tech Mansion, Gaoxin Road,
                    Hi-Tech Zone, Xi'An P. R. China  710075
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


        Issuer's telephone number, including area code: (86) 29-88331685

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]No [X]

The issuer's revenues for its most recent fiscal year were:  $-0-.


The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $316,666 at December 31, 2007.

At December 31, 2007, the registrant had outstanding 41,788,552 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X

                   FOR FISCAL YEAR ENDED DECEMBER 31, 2007
                          FORM 10-KSB ANNUAL REPORT
                                    INDEX


PART I

    Item 1.        DESCRIPTION OF BUSINESS                                                                                     1
    Item 2.        DESCRIPTION OF PROPERTY                                                                                    19
    Item 3.        LEGAL PROCEEDINGS                                                                                          20
    Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        21

PART II

    Item 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY        21
                   SECURITIES
    Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                  21
    Item 7.        FINANCIAL STATEMENTS                                                                                       29
    Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                       30
    Item 8A(T).    CONTROLS AND PROCEDURES                                                                                    31
    Item 8B.       OTHER INFORMATION                                                                                          32

PART III

    Item 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                         33
    Item 10.       EXECUTIVE COMPENSATION                                                                                     34
    Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS             36
    Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                             38
    Item 13.       EXHIBITS                                                                                                   40
    Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                     41

SIGNATURES                                                                                                                    43

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms                                                                     F-1
Consolidated Balance Sheets                                                                                                   F-3
Consolidated Statements of Operations                                                                                         F-4
Consolidated Statements of Stockholders' Equity                                                                               F-5
Consolidated Statements of Cash Flows                                                                                         F-6
Notes to Consolidated Financial Statements


                                    PART I


ITEM 1.DESCRIPTION OF BUSINESS




                           DESCRIPTION OF BUSINESS

GENERAL


North American Gaming and Entertainment Corporation ("North American") was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger with OM Investors, Inc. Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies that operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold all of the Company's interest in the three operating companies. The Company did not liquidate as a result of the sale of its assets but began to seek business and acquisition opportunities, leading to the Transactions. Effective February 4, 2008, we acquired a controlling interest in Shanxi Chang Jiang Si You Neng Yuan Fa Zhang Gu Feng You Xian Gong Si ("Chang Jiang"), a China corporation, in exchange for a controlling interest in the Company.


Since our acquisition of Chang Jiang our primary business activity is exploration and we expect to begin mining, processing and distributing gold, zinc, and lead in 2008. Currently all of our business is in the Shaanxi Province, China . We have engaged in exploration and expect to begin to operate mines in the Qinba Mountain Area at a geologic junction of "Shan, Zha, Zhen, Xun", which are the four primary metallogenic prospective areas in the Shaanxi Province. This region has historically contained reserves of high-grade minerals of gold, lead and zinc. As this has traditionally been a mining area, we believe we can meet our requirements for experienced miners and general labor teams at an attractive cost.


Chang Jiang was incorporated in the name of Weinan Industrial and Commercial Company Limited as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities as an investment holding company and development of theme park in Xi'An, PRC. Beginning in August 2005, Chang Jiang contributed $7,928,532 by injection of certain land use rights in lieu of cash to the registered capital of Shaanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe.

In  2007  Chang  Jiang  engaged  in a series of acquisitions, divestitures  and exchanges  that  reorganized  the  company  so  that  its  operations  are  now principally mining lead, zinc and gold in an 67.82 sq. km area in Jiao Shan Zhai, Guo Jia Ling, Xunyang County, in the Shaanxi Province of China. The transactions and history of the Company is as follows.


On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") at a consideration of $3,117,267 payable in cash. Dongfang Mining has engaged in exploration for lead, zinc and gold mining near the city of Xi'An in the Shaanxi Province of the, PRC.


On March 22, 2007, Chang Jiang entered into an agreement with a related party of the Company to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by the related party.

On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940 payable on or before December 31, 2007.

Hongkong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company and wholly owned foreign enterprise ("WOFE".) On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang at a consideration of $128,205 in cash.


As a result of these various transactions, the resulting company as of the closing date is as follows:

       a.     Wah Bon owns 100% of Tai Ping Yang;

       b.     Tai Ping Yang owns 97.2% of Chang Jiang; and

       c.     Chang Jiang owns 60% of Dongfang Mining.


The resulting corporate structure is diagrammed below:



							--------------------
							      Wah Bon
							--------------------
							          / 100%
							         /
							--------------------
							    Tai Ping Yang
							--------------------
							        /  97.2%
							       /
			--------------------		--------------------
			  Weinan Industrial  ___________     Changjing
			    Commercial Co.   Name Change     Petroleum
			--------------------		--------------------
							/	  /  60%
						       /	 /
					      Vent Out/ 	/
			-----------------		--------------------
		              Huanghe     ______________       DongFang
		 	      Weland	  Share Exchange        Mining
			-----------------		--------------------

Tai Ping Yang owed $1,328,940 to Chang Jiang and which is due on or before December 31, 2007. On September 26, 2007, the previous owners of Chang Jiang unconditionally and irrevocably contributed to Tai Ping Yang all of the advances owed by Tai Ping Yang arising from the acquisition of Chang Jiang by Tai Ping Yang amounting to $1,328,940.

On February 4, 2008, we completed the Exchange pursuant to the Plan of Exchange (the "Exchange"), by and among us, Chang Jiang, and the Chang Jiang Shareholders. Under the Agreement, the Wah Bon shareholders received 500,000 shares of Series C Convertible Preferred Stock. The shares of Series C Preferred Stock each carry the right to 1,218 votes per share and will be convertible into common stock at a rate sufficient to yield an aggregate of 609 Million pre-split common shares upon conversion, as set forth in the Certificate of Designations.

To comply with requirements of Chinese law (referred to as "WOFE"), we established the acquisition of Wah Bon and Tai Ping Yang to serve as offshore foreign entities for the purpose of consummating the acquisition. In the opinion of our Chinese counsel this permits the transfer of at least 97.2% shares of Chang Jiang to the first WOFE entity (Tai Ping Yang), then 100% shares of Tai Ping Yang to the second WOFE entity (Wah Bon.) Then 100% of the shares of Wah Bon can be conveyed to NAGM, indirectly making Chang Jiang a foreign entity. For purposes of the acquisition, all of Chang Jiang's rights, responsibilities and benefits are assigned to and assumed by Wah Bon. This procedure requires several stages of governmental approval by provincial authorities in the PRC. As of the Closing Date all required approvals had been obtained.


North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as (the "Company").

Sales and Marketing
Although we have not yet begun to extract minerals from the property we have established a sales and marketing department. These persons have focused on identifying and establishing relationships with Companies that are likely to require our products. Lead and zinc can be freely sold and marketed throughout the PRC. As China remains a net importer of these metals, we believe a customer base exists within China.

Industry

General

Our primary business activity is anticipated to be mining, processing and distributing gold, zinc, lead, and other mineral products for which China's modernizing economy has experienced rapid growth in its manufacturing capacity. Despite high rankings in world production of nonferrous metals, China is still a net importer of nonferrous metals including lead and zinc. China's natural resources include coal, iron ore, petroleum, natural gas, mercury, tin, tungsten, antimony, manganese, molybdenum, vanadium, magnetite, aluminum, lead, zinc, and uranium. There are governmental restrictions on foreign ownership of mines for gold and an outright ban on foreign ownership of mines for uranium.

We believe the increasing industrial capacity of China will continue to cause increased demand for industrial raw materials such as non-ferrous metals. We expect the price of zinc and lead will continue to increase although prices may experience significant fluctuation.

 Mineral Deposits

Dongfang Mining obtained the exploration rights to the Dongfang Parcel on Sep. 19th, 2003. In the same year, they finished 1/10,000 geological rough survey, geochemical profile survey and trench exploration on lead & zinc and gold mines in Dong Er Gou, Xunyang County within the area of 1.15 sq.km. by consigning the first geological team of Geology and Mineral Bureau of Shaanxi. Lead & zinc mineralization clues had been found and efforts began to evaluate reconnaissance and prospecting.

During 2005-2006, the company dug a prospecting hole with a spatial depth of more than 60 meters and a test trench with 240m3 in the region of Jiao Shan Zhai, and discovered five gold mine veins, each with a length of over 30 meters. Analyzed on the mineral information obtained, there are still relatively large gold deposits in this mining area. At the end of August 2007, three lead and zinc ore bodies and a gold ore body was preliminarily proven up, as indicated in the exploration information of the geological team.

The mining area covered by the Dongfang Parcel can be divided into three areas. Gold deposits are known in the area and management has estimated gold reserves at about 3-5 tons. Total reserves of lead and zinc ore in this region is 3-5 million tons, whose average grade is 8-15% and some even can reach as high as 45% based on the geologic studies

Nonferrous Metals - Zinc

Lead and zinc resources are relatively abundant around the world. There is no deposit only of zinc under natural conditions, and ordinarily zinc exists with metals such as lead, copper, or gold, in the form of polymetallic ore. China's mining sector has experienced strong growth since 2001. Investment in mining exploration totaled 316.2 billion yuan (42.6 billion U.S. dollars) in the first nine months of 2007 according to Wang Min, Vice Minister of Land and Resources. At the China Mining Conference 2007 (sponsored by China's Ministry of Land and Resources), it was reported that China's mining output doubled to $190 Billion for the period 2000-2005. Iron ore production increased 38% to 406 Million tons and nonferrous metals increased 18% during that period. Nonetheless, China is still a net importer of lead and zinc.

Zinc is a soft metal used to makes brass when mixed with Copper. Zinc is used in the automotive and construction industries to galvanize steel, create metal alloys and in certain chemical processes. Research is being conducted in the area of zinc-air batteries.

According to the NONFERROUS METALS OUTLOOK, YEAR 2007 published by the Department of Natural Resources for the Canada Ministry of Public Works, deficits have occurred in each of the past five years for concentrate.
Stockpiles have fallen and prices have risen as a result. In September 2006 China eliminated its 5% export rebate on refined lead and zinc in September, resulting in increased costs for metal exported from China. Chinese exports had increased 16% in 2006 from the same ten months period in 2005.

In 2005 China ranked 1st in the world in zinc production and 5th in the world in lead production. In 2005, refined zinc output in China reached 2.71 million tons, increasing 38.5% compared to that of 2000. The average annual growth rate of China's zinc output was more than twice that of the world. Calculated by the data in 2005, zinc output in China took up about 1/5 of the total global output and refined zinc output occupied 1/4 of the total global output, which made it the country producing the largest amount of zinc in the world.

Worldwide zinc usage has increased from approximately 6,.1 Million tons in 1985 to 11 Million tons in 2005. The increase is expected to continue over the next five years to an annual rate of approximately 13 Million tons. Demand for zinc is strongest in Asia with China's usage expected to increase 6.5% in 2007.

Worldwide production is expected to increase 4.9% in 2007. Nonetheless, a deficit is expected to remain for the foreseeable future.

Average settlement prices for high grade zinc are listed below.

LONDON METAL EXCHANGE FOR HIGH GRADE ZINC  (ANNUAL  AVERAGE  SETTLEMENT  PRICES

2004 	$1047.83
2005  	$1381.55
2006    $3275.00

(US DOLLARS PER TON)

The bid/ask price for lead on the London Metals Exchange on November 28, 2007 was $1.0157 high bid and $1.1118 high ask. Source - Kitco Base Metals.

There are 433 above-surface mine enterprises in China, distributing in 24 provinces, cities and autonomous regions all over the country, including 37 enterprises whose respective annual output of zinc concentrate is more than 10 thousand tons and the total output of which takes up 45% of the nation's total. In 2005, zinc concentrate output of China was 2,547,800 tons and zinc output was 2,776,100 tons, increasing 43.11% and 41.85% respectively compared to those of 2000.

Lead


Lead is the heaviest common metal known for malleability. Lead is resistant to corrosion and used for protection against harmful X-Rays and radiation. According to the Nonferrous Metals Outlook published by the Department of Natural Resources for the Canada Ministry of Public Works, 75 % of the world's demand for lead is for lead acid batteries for use in the automobile, industrial and consumer sectors. It is also used to attenuate radiation from radioactive sources and to provide corrosive resistant finishes to roofing.


World lead usage has increased from 4 Million Tons in 1985 to 5 1/2 Million Tons in 2001. The forecasts are for increased usage up to approximately 6 Million tons. Usage slowed slightly from 1999 to 2004 as lawsuits in the U. S. over lead based paints and emissions forced closures and damages. Exide, a U.
S. lead acid battery producer, was forced into bankruptcy and the Lead Industries Association in the U. S. ceased its operations. Both cited the lawsuits as the primary factor.


In 2002 China ranked second to Australia in the production of lead. Worldwide demand is expected to increase from 1.5 to 2.0% with a considerable portion of the increase resulting from increased demand in China.


The following table sets forth the average daily closing prices of the following metals for 1995, 2000 and each year thereafter through 2006.

The average closing prices for lead on the London Metals exchange are as follows:

LONDON METAL EXCHANGE FOR LEAD


             2004                       2005                      2006
             $0.40                      $0.44                     $0.58

(ANNUAL AVERAGE SETTLEMENT PRICES, (US DOLLARS PER POUND)

The bid/ask price for lead on the London Metals Exchange on November 28, 2007 was $1.3429 high bid and $1.3844 high ask. Source - Kitco Base Metals.

Gold

In 2006, the gross industrial output value realized by gold enterprises over the country was 4.835 billion Yuan, with a growth of 55.33% compared to the same period of last year; and the realized profit was 539 million Yuan, 58.95% higher that that of last year. Gold output of the country in January 2007 was
19.856 tons, increasing by 4.065 tons, equal to a 25.74% growth, compared to the same period of last year.

It is estimated that gold consumption in China will increase from previous 200 tons per year to 400-500 tons over the next several years, which may influence the international gold market price to a certain extent.

LONDON METAL EXCHANGE FOR GOLD


             2004                2005                      2006         2007
             $435                $513                      $632         $833


In 2007 the Company decided to focus its energies on the mining industry. As of September 30, 2007 the Company recorded an approximately $8 Million write down for discontinued operations to reflect the discontinued operations and show the reduction in the net land use rights.




Competition


Our competitors in the nonferrous metals markets are expected to be local and regional mining enterprise. Other companies in China that mine lead and zinc include Dongshengmiao Mining Industry Co, Ltd, Wancheng Trading & Mining Co., Ltd., Xinjiang Wuqia Tianzhen Mining Co., Ltd., and Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. These competitors have more experience in the operation of mines and mining activities and have superior financial resources than we do. China is still a net importer of lead and zinc along with the markets for many other non-ferrous metals. Since supply in general cannot meet demand we do not expect that we will have difficulty selling our ore for the near future. The gold market on a worldwide basis has seen large increases in demand since 2001, resulting in more than threefold increase in prices per ounce, from $435 in 2004 to $933 as of March 31, 2008, according to the London Metals Exchange. China has traditionally protected its metallurgy industry with high tariffs,import quotas and restrictions on foreign ownership. These tariffs and import quotas were adopted to provide protections to companies such as ours that were part of the domestic industry in China. Due to WTO membership, China will lower tariffs, eliminate import quotas and permit more foreign competition, resulting in reduced protection for Chinese companies against foreign competitors. To maintain its WTO membership, China must gradually reduce these tariffs and quotas and commitments and permit foreign enterprises opportunities to sell and distribute in China. Eventually they will be eliminated altogether. This is expected to increase the effect of foreign competition and the importation of foreign products. We are unable to predict the effect these changes may have on our business, earnings, financial condition or the value of our properties and securities.

Government Regulation

We are subject to strict regulations imposed on mining companies in China. Regulations are issued or implemented by the Ministry of Land and Resources, a division of the China State Council, and similar land use offices at the local level. These regulations cover virtually all aspects of exploration and mining of natural resources in China.

Chinese mining companies must obtain two separate permits from the land resource divisions of the Provincial government. The first permit must be obtained before a mining enterprise can conduct exploring activities. The Company has obtained this license. The regulations also require a second mining license for extraction activities. We have applied for this license and belief that the process will be completed in approximately 90 days. To maintain the licenses the Company must follow prescribed procedures in its exploring or mining activities.

Chinese regulations governing Work Safety require that we have a safety certification. These are administered by the Administration of Work Safety before it can engage in either mining or extracting activities. All of our operating subsidiaries have obtained appropriate safety certification from the Administration of Work Safety of local governments. We also have been granted environmental certification from China Bureau of Environmental Protection.

Regulations governing the mining business in China include:

       Exploration and Mining Regulation (1958), amended to allow foreign investment in 1996;

       Exploration and Mining and Transfer of Rights Regulation (1998);

as well as numerous regulations governing safety by the China Mine Safety Law and environmental feasibility studies required by China Environmental Law.

The Chinese legal system is still developing and there is often confusion and uncertainty about the scope, interpretation and enforcement of its laws and regulations. The mining industry has been under scrutiny for its safety and environmental record and we cannot predict whether new laws or changes in interpretation and scope of existing laws may adversely affect our intended operations.

The Company has applied for excavation licenses in area for gold, lead and zinc mining within the land use area. The geographical locations for these sites are:

Eastern longitude: 109* 32' 00'' - 109* 35' 30''
Northern latitude: 32* 55' 45''  - 32 * 56 ' 45 ''

And

Eastern longitude: 109* 37' 11.0''- 109* 38 08'.5"
Northern latitude: 32 * 58' 29.3" - 32* 59' 14.7"

We expect to make application for the final required permits by and expect to obtain final approval during 2008. Upon approval, we will have the right to mine the specified areas. We expect to apply for additional extraction licenses within the land use area that have yielded positive results upon the conclusion of the exploration.

Summary of the Exploration Works in the Dongfang Mining

Geological Survey

The company commissioned a geological report from the First Geological Research Team of Shaanxi Geological and Mineral Department. A report dated October 26, 2007 was obtained that showed favorable results in several areas of the land use area. The report is summarized as follows:

1, Summary of the Geological Survey Report by the First Geological Research Team of Shaanxi Geological and Mineral Department dated January 13, 2008.

GEOLOGICAL CHARACTERISTICS OF THE MINING AREA

       a. Stratum

       The surveyed area is mainly composed of metamorphic rock formed in middle-to-upper Silurian period and lower Devonian period. Most of the rocks are phyllite, sandstone, calcirudite rock, lime and dolomite.

       b. Structure

       The surveyed area is situated in the northern margin of the draped belt formed by Baishui River and Bai River. The frame of the structure is composed by Tizi Rock-Shuhe faultage, which extends by an east-west position. The Nan Yangshan faultage runs through the northern part of the surveyed area. The main structure consists of on-growing fractures and draped belts.

      CHARACTERISTICS OF ORE / MINERALIZING ORE

      Ore -containing layer of lead- zinc ore is explored out through the stratigraphic identified by 1:10000 Geological Survey. In the fourth lithologic section of middle Silurian period at Shuanghe town and the merger layers of upper Silurian period at Shuidong channel, the mining sections are mainly composed of brown ferruginous sandstone, siltstone and grey-yellow powder phyllite containing sodium.. According to the survey, three lead-zinc mines and one gold mine were pitched:

       a. Lead zinc mine

          Mine KH1 situates at Guan Men Zi Ya-Cai Miao Ya district and it's 1.0-1.5 meters wide, 700 meters long and averagely 0.76 meters thick. The average grade of mineralization is Pb1.22%, Zn0.67%. Control
          Engineering: TC9, TC3, YK1, TC6, TC18. The shape of the area is : 215
          o -32 o {angle} 12 o -32 o.

          Mine KH2 is shown in the Wang Jia Cao area and its 2.10 meters wide, 100 meters long and averagely2.06 meters thick. The average grade of mineralization is Pb0.85% Zn0.23%. Control Engineering: CK1. The shape of the area is: 325 o {angle} 16 o. (Note: Single engineering control)

          Mine KH3 is shown in the Gangou area and its 1-2 meters wide, 100 meters long and averagely1.19 meters thick. The average grade of mineralization is Pb0.71% Zn0.02%. Control Engineering: D34 sampling point. The shape of the area is: 350 o {angle} 32 o. (Note: single engineering control)

       b. Gold Mine

          Mine KH is shown in the Dong Gou area and its 0.50 meter wide, 100 meters long and averagely 0.50 meter thick. The average grade of mineralization is Au1.01g / t. Control Engineering: sampling point, 20 meter in the North of D206. The shape of the area is : 340 o {angle} 17 o. (Note: single engineering control)

     THE CHARACTERISTICS OF THE PROPOSED MINES

     The study revealed approximately 16 gold minerals, primarily in 4 large deposits located at areas denoted as K1, K2 ,K3 and K11. Samplings in others areas are all single engineering control sites:

     a. K1


           The surface is controlled by six trenching structures. The length are 360 meters and the thickness is 0.29-4.30 m, with an average thickness of 1.23 m. Ore body grade is 1.24 - 10.06 g / t ,the average grade of mineralization is 2.7 g/t and the ore body occurrence is1* - 356 * {angle} 11 * - 50 *.

     b. K2


        Being controlled by three trenching structures. The length are 130 meters and the thickness is 0.22-0.89 m, with an average thickness of
        0.55 m. Ore body grade is 1.29-9.51 g / t. , the average grade is 5.71 g / t and the ore body occurrence is 24 * - 320 * {angle} 9 * - 24 * .

     c. K3


           Being controlled by two trenching structures. The length are 100 meters and the thickness is 0.43-3.48 m, with an average thickness of1.96 m. The Ore body grade is 5.10-12.94 g / t , the average grade is 2.7 g / t and the ore body occurrence is -310 * - 320 * {angle} 20
        * - 24 *.

     d. K11


         Being controlled by 1 trenching engineering and 2 pitting structures. The length are 100 meters and the thickness is 0.13-1.62 m, with an average thickness of0.86 m. The average grade is 4.86-7.76 g / t, and the ore body occurrence is 225 * -255 * {angle} 16 * -24 *

     GEOLOGICAL CONDITIONS OF THE ENGINEERING

     The roof and floor of the mines in the area mainly consist of sericite phyllite and sandstone. The fresh bedrock structure is dense. The cracks and holes show minimal changes, indicating a stable rock layer. This layer provides a very suitable foundation for excavation. During the course of construction there may be some small-scale breaks and cracks that need to be fortified. The transportation system is convenient and the water, electricity resources are sufficient to meet the construction needs.

     ESTIMATION OF RESOURCES

     Chang Jiang Shi You Neng Yuan Gong Si currently owns 3 main rich mining areas with large-scale gold reserves. It is primarily estimated that there are3-5 tons of gold reserves and there are 300 - 500 million tons of lead-zinc reserves. The average grade is 8-15%, with some ranging as high as 45%.

     BASIS

     The estimation of resources methods and requirements of this exploration is based on GB/T17766-1999" CLASSIFICATION FOR RESOURCES/RESERVES OF SOLID FUELS AND MINERAL COMMODITIES " and GB/T13908-2002 " General
     requirements for solid mineral exploration" DZ/T0214-2002 " Geological prospecting criterion for copper, lead, zinc, silver, nickel and molybdenum ore", "Reference manual of the mineral resource standard "and combined with the "opinion to the gold ore industry standard in `Shaan Xi Xun Yang Guo Jia Ling- Jiao Shan Zhai lead, zinc,gold ore exploration'" by Shaan Dong Kuang Fa*2007*002.to make out the industry standard to Jiao Jin Shan gold ore exploration.

    Cutoff Grade  0.5 g / t

    Minimum Industrial Grade 1.2 g / t

    The average grade of ore deposit 1.6 g / t

    The Minimum Mining Thickness  *0.8 M

    Thickness of the Interlayer to be Eliminated  *2.0 M

    When the ore body thickness is smaller than the the Minimum Mining Thickness, using m {multiply} g / t.

    RESOURCE ESTIMATION RESULTS

    As mines K2 and K11 are relatively small, so we just made resource estimation to K1 and K3 getting the intrinsic economic resources (334) .The ore is 69460.43 tons and the metal is 244.31 kg. The ore in K1 is 43639.07 TONS, AND THE metal is103.26 kg; The ore in K3 is 25821.36 TONS, AND THE metal is 141.05 kg;

    MINERALIZATION FORECAST

      The exploration area is located in the northern margin of southern Qinling, Indo- Fold Belt Baishui Jiang- Bai He Fold Belt; the South East edge of Shan Zha Xun Chen Ji Pen Di. The area mainly exposes the sedimentary of paleozoic shallow metamorphised clastic rocks and carbonate rocks. Da Yang Synclinorium, Xun Yang anticline and Nan Yang Shan fault, Da Ling-Shu He fault form the the backbone of this area. The structure line lies from east to west. The characteristics of the rocks are easy of deformation and weak of metamorphism.

   1:50000 stream sediment survey and 1:10000 soil measurement fix a 5 km long,

   four km wide gold anomalies  area around Jiao Yang Shan Zhai about 15 square kilometres, and the anomaly area  is  about 0.11-3.15 square kilometers with abnormal value as high as 2900 PPbin the  centrel concentration and 277.1ppb for an average value.

Environmental Regulation
Environmental protection laws in China are established on a national basis by the State Environmental Protection Administration. Provincial and local authorities can set local regulations which may be more restrictive than the national standards. Environmental standards govern a variety of matters including disposal of solid waste, discharge of contaminated water and handling of gases, and emissions. The local authorities generally monitor and enforce the regulations, including the assessment and collection of fees, fines and administrative orders.

We have only been engaged in exploration efforts to date so our environmental impact has been limited. If we are successful in commencing our extraction operations, we expect to generate waste water, gases and solid waste. We will therefore be subject to all national and local regulations governing these activities.

We will likely require a license for the disposal of water and solid wastes. Licenses must be renewed annually. We expect to be able to comply with the regulations including the rules governing water and solid waste disposal.

Research and Development

With the acquisition of Dong Fang we now have land use rights in 67.82 sq.km parcel located in Xunyang County, Shaanxi Province, PRC. We believe we can use a portion of the surface of the Dong Fang parcel to grow agricultural products which would be available for processing.

Employees

        As of March 31, 2008, we have 46 full-time employees. This includes 4 people in marketing, 3 in manufacturing, 9 in research and development and quality control, 10 in financial and accounting, and 18 in general management. A breakdown of employees by subsidiary is below.

            Full-time	Part-time  Marketing	Research and    Financial and   Manufacturing	Management
						development	accounting
CHANG JIANG 	18       0        	3        4                       4               0            7
DONG FANG   	16       0        	1        5                       2               3            5
TAI PIN YANG	0        0        	0        0                       0               0            0
WAHBON      	0        0        	0        0                       0               0            0
TOTAL       	34       0        	4        9                       6               3	      12







                                 RISK FACTORS


Our Company and its securities are subject to significant risks to its business, operations and financial condition. You should carefully consider the risks described in this section as well as the remainder of the information in this report. If we are unable to manage these risks or if any of the risks are realized, our business, operations, and financial condition and the value of our stock would likely suffer. In that event our investors and stockholders could lose all or part of their investment.


                        RISKS RELATING TO OUR BUSINESS


WE ARE AN EARLY STAGE EXPLORATION COMPANY FACING SIGNIFICANT FINANCIAL AND OPERATING RISKS.


We operate in two segments: the development of a theme park and an exploration stage mining company that has acquired land use rights and exploration permits to a tract of land in an area traditionally associated with mining in the Shaanxi Province of central China. We are currently focused on the mining segment, determining the degree of mineralization of lead, zinc and gold within our properties. While we believe that there may be an opportunity to obtain commercially viable amounts of lead, zinc and gold from our property, we still face substantial hurdles. The exploration and extraction of mineral deposits such as lead, zinc and gold incur significant financial risks. The results of exploratory investigations are not always reliable or accurate even if conducted in strict compliance with professional guidelines. Furthermore, the investment must occur over a significant period of time even though the quantity of minerals within any property is always finite. Many properties are unable to develop commercially viable mines even with positive exploration results. Successful extraction depends on very expensive processes such as drilling, mine construction and establishment of processing facilities. Mines are also hazardous and only a limited number of qualified, experienced miners exist. The Company must obtain additional permits and must ramp up operations after permitting to begin extraction. We are unable to assure you that we will ultimately be successful in meeting these challenges or, even if so, it will result in our mining operations becoming a commercial viable or profitable enterprise.

OUR INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have noted that there is substantial doubt that we can continue as a going concern As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $11,794,802 at December 31, 2007 which includes a net loss of $8,959,472 for the year ended December 31, 2007. The Company's current liabilities exceed its current assets by $5,358,730 and the Company used cash in operation of $442,727. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES FROM THE CHINESE GOVERNMENT THAT WE WILL NEED TO EXPLOIT ANY MINERALS ON OUR PROPERTIES.


China employs a two stage permitting process for permission to explore and extract minerals. The first permit allows a mining company to engage in exploration activities, such as boring exploratory holes, conducting mineral assays, field testing and so on. The Company's subsidiary, Dongfang Mining, acquired this license in 2003 and has since engaged in activities to determine the estimated mineralization of the property and relative cost and process needed to extract.


The second permit is for exploitation, which permits excavation and sale of extracted minerals. The Company has applied for, but has not yet obtained, the permit required for excavation. While government officials have informally suggested that the permit will be approved, there can be no assurance that the Company will successfully obtain the required permit. In that event, the value of our interest in the properties would be seriously impaired and would like result in a significant loss of value for the Company's assets as well as its securities.


THERE IS NO ASSURANCE THAT OUR PROPERTY WILL CONTAIN SUFFICIENT QUANTITIES OF COMMERCIALLY MARKETABLE MINERALS FOR US TO BECOME COMMERCIALLY VIABLE OR THAT WE WILL BE ABLE TO ECONOMICALLY EXTRACT THE MINERALS.


We are an exploration stage Company and have not yet begun the process of excavating minerals from our property. We have engaged in limited investigation and geologic testing. Based on our preliminary findings, we believe there is sufficient mineralization to begin a commercially viable mining business. There can be no assurance however that our exploratory efforts will prove correct or that a commercially mineable mineralization exists on our property. Even if the conclusion that a sufficient quantity of minerals exists proves correct, it still may not be economically feasible to profitably extract the minerals for a wide variety of reasons, many of which are beyond the Company's ability to control. Therefore we can offer no assurance that a profitable mining business will result from our efforts.


WE HAVE HAD NO REVENUES, A LIMITED OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES.

The Company was a "shell company" as defined by 2005 amendments to the Securities Exchange Act. We had no operations and no significant assets and existed only for the purpose of locating a business or business opportunity with which to join forces. We acquired a Chinese corporation that has begun attempts to establish a mine for lead, zinc and gold in February 2008.


The Company, through its subsidiaries, obtained a permit to begin exploratory efforts in 2003 and has not yet commenced actual mining of the land. We intend to commence extractions in 2008. We therefore have a very limited operating history upon which to base an evaluation of our business and prospects.


We have had no revenues and do not anticipate revenues until the exploitation permits are obtained, the mine infrastructure has been completed and the extraction of minerals has begun. As of December 31, 2007 and December 31, 2006, we had operating losses of $746,461 and $946,548 respectively. Net losses at December 31, 2007 and December 31, 2006 were $8,959,472 and $1,282,873, respectively. As of December 31, 2007 and December 31, 2006, we had comprehensive losses of $7,788,802 and $568,766, respectively.


These losses resulted from our exploration activities and corporate expenses including the amortization of our land use right s which must be amortized over each year of its 50 year life, whether or not exploitation has occurred.


Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development. There can be no assurance that we will be successful in addressing such risks and any failure to do so may have a material adverse effect on our business, prospects, financial condition, and results of operations.



There is no assurance that we will be able to successfully complete the construction of our theme park and the value of our land use right may be impaired.


The Company operates in two segments: mining and a proposed theme park business on the land that is subject to the land use rights. Currently the Company is focusing its efforts and resources exclusively in the mining segment. There are many risks and uncertainties associated with the intended construction of a theme park such as financing, permitting, contracting, and all of the risks of a new, start up enterprise. We cannot assure you that we will ever be successful in developing our intended theme park.


In addition, the Company's largest asset is the net land use rights which was valued at $16,743,482. If we do not successfully develop the theme park segment, there is a risk that the value of our land use rights would be impaired or possibly even forfeited.


There are a significant number of risks associated with operating a theme park such as risk of injury., any of which would adversely affect revenues.


Theme park operations are subject to a number of factors over which the Company will have little control. These factors include competition from other area entertainment sources, weather, local events, civil unrest and others. There is a risk of injury associated with many attractions at theme parks, which could give rise to liability. Any of these factors could negatively affect our revenues and earnings, if we commence theme park operations.


Theme parks have historically been subject to weather and seasonality over which we have no control.


In the event that we begin operations in the theme park industry, our revenues will be subject to a variety of caprices, such as inclement weather and seasonality. The vast majority of theme park patrons attend only in fair weather. Since we expect to operate only one theme park the risks associated with inclement weather are not spread over a number of differing geographical areas. Therefore, we expect that inclement weather will have a significantly adverse impact our revenues.

DUE TO OUR LIMITED OPERATING HISTORY, WE WILL BE UNABLE TO ACCURATELY FORECAST REVENUES.


Due to our limited operating history and our planned growth through increased sales, we are currently unable to accurately forecast our future revenues. Our current and future expense levels are largely based on our investment plans and estimates of future revenues, which are expected to increase. Revenues and operating results generally depend on the effectiveness of our marketing strategies to penetrate the market and the success of our research and development efforts which are difficult to forecast as we are in a relatively new company. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, as a strategic response to changes in our competitive environment, we may from time to time make certain pricing or marketing decisions that could have a material adverse effect on our business, prospects, financial condition, or results of operations.

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.


As of December 31, 2007 and December 31, 2006, we had current assets of $1,685,789 and $2,359,264 respectively. The remainder of our assets consists of land use rights that are illiquid. As we begin to implement our strategies to excavate the property and exploit the minerals, we will likely experience cash flow deficits and increased capital needs that may exceed our available capital. We may need to fund our future operations with additional funding. Our capital needs will depend on numerous factors affecting our profitability, including (i) the time and expense of ramp up of the extraction activities,
(ii) the amount and quality of minerals extracted, (iii) our ability to contain expenditures, especially for administrative and transportation costs, and (iv) the amount of our expenditures. We cannot assure you that we will be able to obtain funding in the future to meet our needs.

We currently have no lines of credit or other arrangements for capital and cannot provide any assurance that additional funds will be available to us. Even if we locate available capital, it may be on unfavorable terms. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.

FLUCTUATION OF THE CHINESE CURRENCY COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have not yet commenced mining operations and do not have revenues. Since all of our revenues are expected to be derived and expenses and liabilities incurred are in China, by exchange rate fluctuations of the Chinese currency will affect our revenues and operating results. Presently we do not expect to sell our products outside of China but we could sell to foreign interests as a result of competitive forces or changes to our business plan.

For over a decade the value of the Chinese currency was pegged to the U. S. Dollar and fluctuations in value were therefore relatively mild. In July 2005, China abandoned the peg and changed to a floating exchange rate. The new rates are market based compared to a basket of foreign currencies. These changes would likely strengthen the RMB as compared to the U. S. Dollar and would likely make our products more expensive for U. S. and foreign buyers. We cannot give any assurance that the value of the RMB will continue to remain stable against the US dollar or any other foreign currency. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. Furthermore, any devaluation of the RMB may adversely affect the dividends we may pay to our parent, thereby adversely affecting the value of, and dividends payable on, our common stock.

 We expect our revenues to consist almost entirely of Renminbi or "RMB", which is the Chinese currency. The RMB is currently not a fully convertible currency. The Chinese government may restrict future access to foreign currencies for current account transactions. This may make it difficult for us to transfer money from China to other countries on an economically advantageous basis or even at all. It may also make it difficult for us to provide a return on the investment of foreign capital on a liquid basis.



WE MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS.

We are subject to PRC national and local environmental protection regulations which currently impose fees for the discharge of waste substances, require the payment of fines for pollution, and provide for the closure by the PRC government of any facility that fails to comply with orders requiring us to cease or improve upon certain activities causing environmental damage. Due to the nature of our business, we produce significant amounts of waste water, gas, and solid waste materials during the course of our production. We believe our environmental protection facilities and systems are adequate for us to comply with the existing national, provincial, and local environmental protection regulations. However, PRC national, provincial, or local authorities may impose additional or more stringent regulations which would require additional expenditure on environmental matters or changes in our processes or systems.

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

Much of our success will depend to a large degree upon our ability to identify, hire, and retain additional personnel, particular experienced miners and persons familiar with the marketing, manufacturing and administrative processes associated with mining. We depend on the skills of our management team and current key employees, such as Mr. Chen Wei Dong, our Chairman, President, and Chief Executive Officer. We may be unable to retain our existing key personnel or attract and retain additional key personnel.


The loss of any of our key employees or the failure to attract, and retain experienced miners or additional key employees could have a material adverse effect on our business and financial condition. In addition, several members of our senior management and/or key employees have joined us in recent months and may need to spend time to learn our business.


OUR SENIOR MANAGEMENT TEAM HAS NO EXPERIENCE IN RUNNING A PUBLIC COMPANY AND WILL NEED TO PROCURE ASSISTANCE FROM PROFESSIONAL ADVISERS AND THIRD PARTIES AT ADDITIONAL EXPENSE.


Our management team and current key employees have not been engaged in similar capacities with other public reporting companies and are not familiar with the multitude of filings, regulations and requirements applicable to a public company. We will require the assistance of outside counsel and accountants and perhaps other third party advisers as well. We have no assurance that we will successfully find qualified, experienced people to perform these tasks. Even if successful, the fees and expense for these third parties will be an additional administrative cost that may not be shared by our competitors. In addition, if the advice given or work performed by these outside advisers proves to be inadequate or incorrect, the Company and its management will nonetheless bear the brunt of the costs and penalties assessed, with limited avenues of redress against the outside advisers.

RISKS RELATED TO OUR INDUSTRY


RISKS ASSOCIATED WITH MINING.


The Company's operations are subject to all of the hazards and risks normally incident to the exploration for and development and production of precious minerals, any of which could result in damage for which the Company may be held responsible. Many hazards are beyond our control, such as unusual or unexpected rock formations, bad weather, landslides, cave-ins, high water tables, flooding or other unfavorable conditions that are unknown until we begin extraction of minerals. If we experience losses from these or other risks, it may cause substantial delays and require significant additional expenditures. These conditions would likely adversely affect the Company's business, financial condition and the value of our securities.

China has recently experienced a number of serious incidents in its mining industry that resulted in loss of life and serious personal injury. Some mines have collapsed or were otherwise forced to close due to unsafe conditions. We would likely suffer material losses if any of these events were to occur, and the effect on our business and the price of our securities would be adverse and maybe irreversible.

MARKET PRICES FOR NON-FERROUS METALS FLUCTUATE AND COULD ADVERSELY AFFECT THE VALUE OF OUR COMPANY AND OUR SECURITIES.

Market prices for lead, zinc and gold, the metals we primarily intend to mine experience significant fluctuations in price. We are entering the business at a time that the prices were these metals are extraordinarily high, and there is no guarantee that the high prices will be maintained. The profitability of our operations will be directly related to the prices we will be able to obtain in the marketplace. The market prices of lead, zinc, gold and non-ferrous metals are subject to factors beyond our control. These factors include changes in legal and regulatory requirements, changes in the exchange rates of the Renminbi and other currencies, political and economic factors and variations in production costs among a number of other factors. A reduction in the price or demand for our metals would adversely impact our expected revenues.



THE CHINESE GOVERNMENT OWNS ALL LANDS IN CHINA, AND CHINA ISSUES LAND USE RIGHTS INSTEAD OF LEGAL TITLE TO THE PROPERTIES. THERE IS NO ASSURANCE THAT OUR RIGHTS TO THE PROPERTIES WILL NOT BE SUBJECT TO IMPAIRMENT OR LOSS.

Despite modernization efforts in many areas, China still adheres to a communist scheme for ownership of property that essentially vests title to the entire country in the Central Government. Rather than deeds or other evidence of ownership, land use rights are always subject to fixed periods of permitted land use. These periods are frequently 50 years and may be renewable under some circumstances. Our land use right is 50 years and is amortized over its life. We recorded accumulated amortization expense of $367,480 and $350,690 at December 31 2007 and 2006 respectively.

Disputes over mining claims are common. A loss of our property rights or mining rights would likely cause irreversible damage to the Company and the price of its securities and could result in the loss of the entire value of our Company.



NONFERROUS MINERALS ARE FINITE AND EACH MINE HAS A LIMITED USEFUL LIFE. WE HAVE PERFORMED ONLY LIMITED GEOLOGICAL STUDIES, AND OUR PLANS TO EXPLOIT OUR CURRENT PROPERTIES FOR NONFERROUS METALS MAY BE CURTAILED OR EXHAUSTED. WE HAVE NOT ENGAGED IN EFFORTS TO INVESTIGATE THE ACQUISITION OF OTHER AREAS OR ANY EXPANDED POTENTIAL FOR OUR PARCEL.

Mines have limited lives and usually cannot be re-commissioned after exhaustion of the economically extractable minerals. We must continually seek to replace and expand our mineralization and reserves through the acquisition of new properties. Significant competition exists for the acquisition of properties producing or capable of producing gold and non-ferrous metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which may have greater financial resources and larger technical staffs than we have. As a result of this competition, we may be unable to acquire attractive mining properties on acceptable terms.

CHINA'S GROWTH HAS BEEN RAPIDLY ACCELERATING AND ANY REVERSAL OR SLOW-DOWN OF CHINA'S ECONOMIC GROWTH COULD LOWER DEMAND FOR OUR MINERALS AND MAY ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.

Essentially all of our business is located in China and will be conducted in China. We expect to sell all of our extracted minerals in China. The need for these minerals throughout the world is affected by the increasing demand in China. We are therefore depending on the continuation of the economic growth in China to maintain demand for our lead and zinc and, to a lesser extent, gold. The Chinese central government has recently suggested that it expect to control or slow the rate of growth of the Chinese economy. If the economic growth in China slows or reverses it would likely have an adverse effect on our business, its revenues and financial condition, and the value of our properties and securities. We cannot assure you that China's economic growth will continue at the recent pace or that any leveling or slow-down will not negatively affect our business.


SHORTAGES OF CRITICAL PARTS, EQUIPMENT AND SKILLED LABOR MAY ADVERSELY AFFECT OUR DEVELOPMENT PROJECTS.

The industry has been impacted by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused and may continue to cause unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures and production schedules.


RISKS RELATING TO DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA


WE ARE SUBJECT TO THE POLITICAL AND ECONOMIC POLICIES OF THE PEOPLES REPUBLIC OF CHINA, AND GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR INTENDED BUSINESS.

All of our assets and operations are in the PRC. As a result our operating results and financial performance as well as the value of our securities could be affected by any adverse changes in economic, political and social conditions in China.

The Chinese government adopted an "open door" policy to transition from a planned economy to a market driven economy in 1978. Since then the economy of the PRC has undergone rapid modernization although the Chinese government still exerts a dominant force in the nation's economy. This continues to include reservation to the state of land use rights or mining and exploration rights and includes controls on foreign exchange rates and restrictions or prohibitions on foreign ownership in various industries including mining. All lands in China are state owned and only restricted "land use rights" are conveyed to business enterprises or individuals.

All of our intended exploration and mining activities require approvals from the local government authorities in China. Obtaining governmental approval is typically a lengthy and difficult process with no guaranty of success. Since the lands where our mines are located were acquired through the grant of a land use right, changes in government policy could adversely affect our business. This process may adversely affect our future business expansion.

The Chinese government operates the economy in many industries through various five-year plans and even annual plans. A large degree of uncertainty is associated with potential changes in these plans. Since the economic reforms have no precedent, there can be no assurance that future changes will not create materially adverse conditions on our business.

Some of the measures of The People's Republic of China are anticipated to negatively affect on us. For example, the government maintains control over capital investments in the mining of various 3precious metals, including gold. While we believe we currently comply with all applicable regulations, changes could be materially adverse. Also China has recently pronounced changes to tax regulations and regulations pertaining to business acquisitions.

Due to the limited effectiveness of judicial review, public opinion and popular voting there are few avenues available if the governmental action has a negative effect. Any adverse changes in the economic conditions, in government policies, or in laws and regulations in China could have a material adverse effect on the overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business.

THERE  ARE RISKS INHERENT IN DOING BUSINESS IN CHINA  OVER  WHICH  WE  HAVE  NO
CONTROL.

The political and economic systems of the PRC are very different from the United States and more developed countries. China remains volatile in its social, economic and political issues which could lead to revocation or adjustment of reforms. There are also issues between China and the United States that could result in disputes or instabilities. Both domestically and internationally the role of China and its government remain in flux and could suffer shocks, or setbacks that may adversely affect our business.

THE CHINESE LEGAL SYSTEM IS MUCH DIFFERENT FROM THAT OF THE UNITED STATES WITH CONSIDERABLY LESS PROTECTION FOR INVESTORS, AND IT MAY BE EXTREMELY DIFFICULT FOR INVESTORS TO SEEK LEGAL REDRESS IN CHINA AGAINST US OR OUR OFFICERS AND DIRECTORS, INCLUDING CLAIMS THAT ARE BASED UPON U.S. SECURITIES LAWS.


All of our current operations are conducted in China. All of our current directors and officers are nationals or residents of China. All of the assets of these persons are located outside the United States in China. The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. As a result there is no established body of law that has precedential value as is the case in most western legal systems. Differences in interpretations and rulings can occur with little or no opportunity for redress or appeal.


As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our officers and directors. Even if service of process was successful, considerable uncertainty exists as to whether Chinese courts would enforce U. S. laws or judgments obtained in the United States. Federal and state securities laws in the U. S. confer substantial rights to investors and shareholders that have no equivalent in China. Therefore a claim against us or our officers and/or directors or even a final judgment in the U. S. based on U. S. may not be heard or enforced by the Chinese courts.

In 1979, the PRC began to adopt a complex and comprehensive system legal system and has approved many laws regulating economic and business practices in the PRC including foreign investment. Currently many of the approvals required for our business can be obtained at a local or provincial level. We believe that it is generally easier and faster to obtain provincial approval than central government approval. Changes to existing laws that repeal or alter the local regulatory authority and replacements by national laws could negatively affect our business and the value of our securities.

China's regulations and policies include limits on foreign investments including investment in mining businesses and are still evolving. Definitive regulations and may affect percentage ownership allowed to foreign investment or even controls on the return on equity. Further, the various proposals are conflicting and we may not be aware of possible violations.


NEW CHINESE LAWS MAY RESTRICT OUR ABILITY TO CONTINUE TO MAKE ACQUISITIONS OF BUSINESSES IN CHINA.

New regulations on the acquisition of businesses commonly referred to as "SAFE" regulations (State Administration of Foreign Exchange) were jointly adopted on August 8, 2006 by six Chinese regulatory agencies with jurisdictional authority. Known as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors the new Rule requires creation of offshore Special Purpose Ventures, or SPVs, for overseas listing purposes. Acquisitions of domestic Chinese companies require approval prior to listing securities on foreign exchanges.

We obtained the approvals that we believe are required in making the acquisitions that formed the present company. Nonetheless, our growth has largely been by acquisition and we intend to continue to make acquisitions of Chinese businesses. Since the "SAFE" rules are very recent there are many ambiguities and uncertainties as to interpretation and requirements. These uncertainties and any changes or revisions to the regulations could limit or eliminate our ability to make new acquisitions of Chinese businesses in the future.

WE MAY BE AFFECTED BY RECENT CHANGES TO CHINA'S FOREIGN INVESTMENT POLICY, WHICH WILL CHANGE THE INCOME TAX RATE FOR FOREIGN ENTERPRISES.

On January 1, 2008 a new Enterprise Income Tax Law took effect. The new law revises income tax policy and sets a unified income tax rate for domestic and foreign companies at 25 percent. It also abolishes favorable treatment for foreign invested enterprises. When the new law takes effect, foreign invested enterprises will no longer receive favorable tax treatment. Any earnings we may obtain may be adversely affected by the new law.

CHINA CONTROLS THE CURRENCY CONVERSION AND EXCHANGE RATE OF ITS CURRENCY, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.


The Chinese government imposes control over the conversion of the Chinese currency, the Renminbi, into foreign currencies, although recent pronouncements indicate that this policy may be relaxed. Under the current system, the People's Bank of China publishes a daily exchange rate based on the prior day's activity which controls the inter-bank foreign exchange market. Financial institutions are permitted a narrow range above or below the exchange rate based on then current market conditions. Since 1977 the State Council has prohibited restrictions on certain international payments or transfers for current account items. The regulations also permit conversion for distributions of dividends to foreign investors. Investment in securities, direct investment, and loans, and security investment, are still subject to certain restrictions.


For more than a decade the exchange rate for the Renminbi ("RMB") was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2007, the rate was 7.3141 RMB for 1 US Dollar. Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.


CHINESE LAW REQUIRES APPROVAL BY CHINESE GOVERNMENT AGENCIES AND COULD LIMIT OR PROHIBIT THE PAYMENT OF DIVIDENDS FROM ANY PROCEEDS OBTAINED FROM LIQUIDATION OF OUR ASSETS.


All of our assets are located inside the Peoples Republic of China. Chinese law governs the distributions that can be made in the event of liquidation of assets of foreign invested enterprises. While dividend distribution is allowed it is subject to governmental approval. Liquidation proceeds would also be subject to foreign exchange control. We are unable to predict the outcome in the event of liquidation insofar as it affects dividend payment to non- Chinese nationals.


CHINA HAS BEEN THE LOCALE FOR THE OUTBREAK OF VARIOUS DISEASES AND A PANDEMIC CAUSED BY DISEASES SUCH AS SARS, THE AVIAN FLU, OR SIMILAR DISEASES COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR WORKERS AND EVEN THE CHINESE ECONOMY IN GENERAL, WHICH MAY ADVERSELY AFFECT BUSINESS.

 The World Health Organization reported in 2004 that large scale outbreaks of avian flu throughout most of Asia, including China, had nearly caused a pandemic that would have resulted in high mortality rates and which could cause wholesale civil and societal disruption. There have also been several potential outbreaks of similar pathogens in China with the potential to cause large scale disruptions, such as SARS, pneumonia and influenza. Any future outbreak which infiltrates the areas of our operations would likely have an adverse effect on our ability to conduct normal business operations.


                      RISKS RELATING TO OUR COMMON STOCK


THERE IS CURRENTLY A LARGE MARKET OVERHANG IN OUR COMMON STOCK AND FUTURE CONVERSIONS AND SALES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE AND DIMINISH THE VALUE OF YOUR INVESTMENT.

The Company recently issued 500,000 shares of Series C Convertible Preferred Stock in the exchange of securities that acquired our current assets and operations. Each share of Series C Preferred Stock carries the right to 1,218 votes per share. If each share is converted, the Series C Convertible Preferred Stock will be convertible into common stock at a rate sufficient to yield an aggregate of approximately 609Million common shares. Future conversion and sales of shares of our common stock or securities that are convertible into our common stock, could adversely affect the market price of our common stock. If any of our principal stockholders sells a large number of shares or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our principal stockholders might sell shares of common stock could further depress the market for our common stock.


THERE IS  A  LARGE  NUMBER  OF  PREFERRED  SHARES OUTSTANDING THAT WILL RECEIVE
PREFERENCES OVER THE COMMON STOCK IN THE DISTRIBUTION OF DIVIDENDS OR LIQUIDATED ASSETS AND VOTING RIGHTS, WHICH WILL LIMIT THE ABILITY OF THE COMMON STOCKHOLDERS TO HAVE AN EFFECTIVE VOICE IN THE MANAGEMENT OF THE COMPANY.


The Company currently has 500,000 shares of Series C Convertible Preferred Stock outstanding. Each of the preferred shares is entitled to receive preferential treatment in connection with the payment of dividends, distributions upon liquidation and voting rights. Each preferred share carries the right to vote the equivalent of 1,218 votes of common shares. Each preferred share will be automatically converted into 1,218 common shares upon approval and an amendment to the Certificate of Incorporation to increase the number of authorized shares. This effectively eliminates the ability of the common stock holders to participate in the management of the Company, such as the election of directors and corporate changes or conversions.


THE MARKET FOR SHARES OF OUR COMMON STOCK HAS BEEN LIMITED AND SPORADIC, AND THERE IS NO GUARANTEE THAT A MARKET WILL BE AVAILABLE FOR YOU TO SELL YOUR SHARES.


Shares of our common stock are not listed on any exchange but are sporadically traded in over the counter transactions or in inter-dealer quotations from time to time. Currently there are several market makers who have posted bid and ask prices for our shares but there is no guarantee that they or any other brokers will continue any activities. Our stock has been very thinly traded and there are many days or weeks that the shares have not traded at all. There is no assurance that any market will exist at the time that a shareholder wishes to sell the shares and there is no assurance that any market will continue.

OUR COMMON STOCK PRICE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

The market price of shares of our common stock has fluctuated and is likely to continue to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in commodity prices, conversion of our preferred shares, results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

BECAUSE OUR SHARES ARE DEEMED HIGH RISK "PENNY STOCKS," YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.


The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.


We expect to incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.


WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.


We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future. We intend to retain any earnings to expand our operations and explore additional areas and opportunities in our industry. Therefore an investment in our common stock is not appropriate for investors who require regular and periodic returns on their investments.


ITEM 2.                   DESCRIPTION OF PROPERTIES


All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for commercial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

CORPORATE HEADQUARTERS Our corporate headquarters are located on leased premises consisting of 534 square meters located at Fifth Floor, High-Tech Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, Postcode:
710075. Our Telephone number is (86) 29-88331685 and our fax number is (86) 29-88332335. The headquarters are leased from May 31, 2007 to June 1, 2008 at a rental rate $39,385 per year.

THE DONGFANG PARCEL

Xunyang County in the Shaanxi Province of southwestern China has an extensive history in mining. Called the "Golden State" in ancient times it is located in the Qinba Mountain Area at a geologic junction of "Shan, Zha, Zhen, Xun", which are the four primary metallogenic prospective areas in the Shaanxi Province. This area, having been likened to China's "Ural" is the resources reserve area of several metals in China including gold, silver, copper, iron, lead, and zinc. Over 30 different minerals have been proven up in Xunyang County, including reserves of basic raw materials such as lead & zinc, gold, mercury & antimony, and limestone.

Our subsidiary Dongfang Mining, obtained the mining rights to a 67.82 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County-Guo Jia Ling, Xunyang County, Shaanxi Province (the "Donfang Parcel.") Approval of the exploration rights was granted by appropriate authorities in certificate number is 6100000720386.

The Dongfang Parcel is located in the Guo Jia Ling- Jiao Shan Zhai Mining Area is located in eastern Xunyang County, under the jurisdiction of Shuhe Town, Guankou Town and Gouyuan Village, Xunyang County, and Shaanxi Province according to its administrative division. The North end of this mining area starts at Cai Jia Gou, at the south end at Cai Miao Ya. It begins in the east from Shi Jia Gou Nao and ends at Si Ren Gou in the west, with a whole area of
67.82 sq.km. Longitude, 109*26*30*--109*38*30*, and North Latitude, 32*55*45*--
33*01*00*.

Mineral Deposits

Dongfang Mining obtained the exploration rights to the Dongfang Parcel on September 19, 2003. In the same year, they finished 1/10,000 geological rough survey, geochemical profile survey and trench exploration on lead & zinc and gold mines in Dong Er Gou, Xunyang County within the area of 1.15 sq.km. by consigning the first geological team of Geology and Mineral Bureau of Shaanxi. Lead & zinc mineralization clues had been found and efforts began to evaluate reconnaissance and prospecting.

During 2005-2006, the company dug a prospecting hole with a spatial depth of more than 60 meters and a test trench with 240m3 in the region of Jiao Shan Zhai, and discovered five gold mine veins, each with a length of over 30 meters. Analyzed on the mineral information obtained, there are still relatively large gold deposits in this mining area. At the end of August 2007, three lead and zinc ore bodies and a gold ore body was preliminarily proven up, as indicated in the exploration information of the geological team.

The mining area covered by the Dongfang Parcel can be divided into three areas. Gold deposits are known in the area and management has estimated gold reserves at about 3-5 tons. Total reserves of lead and zinc ore in this region is 3-5 million tons, whose average grade is 8-15% and some even can reach as high as 45% based on geologic studies.

Our plan for 2008 is to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with drilling and tunnel exploration.

Specific implementation methods are as follows:

   - Enhance the validation of geophysical prospecting abnormities, especially of the I and II class abnormities, make a conclusion on them as soon as possible to provide basis for next work;

   -   Carry   out  geological  investigation  in  adjacent  regions,  with attention to the lead & zinc ore bodies;

   - Investigate other metallogenic areas, mainly through surface work, which may be combined with limited tunnel exploration and drilling;

   -   Continue construction; and

   -   Reach scale production by the end of 2008


ITEM 3.                          LEGAL PROCEEDINGS

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

   -   in any bankruptcy petition,
   - in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses),
   - is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,
   - or has been found to have violated a federal or state securities or commodities law.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       None.


Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES



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


CALENDAR YEARS           BY QUARTER       BID PRICE
--------------           ----------       --------------
                                          HIGH      LOW
                                          -----     -----

2007                     First            0.023   0.08
                         Second           0.023   0.48
                         Third            0.03    0.10
                         Fourth           0.02    0.065


2006                     First            $0.06  $0.03
                         Second            0.04   0.03
                         Third             0.12   0.02
                         Fourth            0.07   0.03

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

We make certain forward-looking statements in this report. Statements that are not historical facts included in this Form 8-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 8-K. Cautionary Disclosures include, among others: general economic conditions in China and elsewhere, the Company's ability to license, extract, refine and sell minerals and precious metals through our intended operations in China, the strength and financial resources of the Company's competitors, environmental and governmental regulation, labor relations, availability and cost of employees, material and equipment, regulatory developments and compliance, fluctuations in currency exchange rates and legal proceedings. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can,""could," "may," "should," "will," "would," and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed in the section entitled "Risk Factors" and the following:


   * the effect of political, economic, and market conditions and geopolitical events;

   *  legislative and regulatory changes that affect our business;

   *  the availability of funds and working capital;

   *  the actions and initiatives of current and potential competitors;

   *  investor sentiment; and

   *  our reputation.


We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 8-K.


                                   OVERVIEW

We are an exploration stage mining company and we have had no revenues and do not expect revenues until we begin the process of extracting minerals which will not start until 2008, if at all. We have sustained considerable losses from our exploration and other activities to date.

Effective August 20, 2001, the Company sold its interests in video gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company had no on-going operations or revenues. Thereafter the Company was a "shell" as defined by Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act. Its only activity was to explore for acquisition opportunities and the financing required buying and supporting an operating business.

On February 4, 2008, (the "Closing Date") we acquired HONGKONG WAH BON ENTERPRISE LIMITED ("Wah Bon") and its three subsidiaries: SHAANXI TAI PING YANG XIN NENG YUAN DEVELOPMENT COMPANY LIMITED ("Tai Ping Yang "); SHAANXI CHANG JIANG SI YOU NENG YUAN FA ZHANG GU FENG YOU XIANG GONG SI ("Chang Jiang") and DONGFANG MINING COMPANY LIMITED ("Dongfang Mining".) Wah Bon owns 100% of Tai Ping Yang. Tai Ping Yang owns 97.2% of Chang Jiang; and Chang Jiang owns 60% of Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 41.68% share of the results of Chang Jiang and Dongfang Mining respectively.

We replaced our Board of Directors and officers. A filing on Form 14F was filed with the Securities & Exchange Commission on December 7, 2007. The new directors are all located in China, and the officers of Dongfang Mining are familiar with the mining industry in China. All of our assets are in China.


Our subsidiary, Chang Jiang, had acquired a 60% interest in Dongfang Mining in two separate transactions. On February 5, 2007 we acquired 40% of the net assets of Dongfang Mining. The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining have been included in the consolidated statements of operation and comprehensive losses after the effective date of the acquisition of February 5, 2007.


    The preliminary allocation of 40% of the net assets of Dongfang Mining acquired is as follows:

Cash and cash equivalents 			$	 227,233
Other receivables and prepaid expenses			  46,309
						----------------
Total current assets					 273,542

Fixed assets, net					   7,432
Total assets					 	 280,974
Less: Accounts payable and accrued liabilities		  (3,223)
	    Due to a stockholder			(273,444)
						----------------
Net assets acquired					   4,307
Minority interests					  (1,723)
Additional paid in capital				    (861)
Less: Consideration for acquisition		      (3,117,267)
						----------------
Goodwill					$     (3,115,544)
						================

    Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:


Total cash consideration			$	 3,117,267
Less: cash consideration payable			(1,872,131)
						------------------
Cash consideration paid					 1,245,136
Less: cash and cash equivalents acquired		  (227,233)
						------------------
Net cash outflow				$	 1,017,903
						==================


    The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of February 5, 2007.

    The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2007 and 2006, assuming the acquisition had occurred at the beginning of 2007 and 2006.

					   2007 	    2006
					-----------	-----------

Revenues				$	  -   	$	  -
					-----------	-----------
Net loss				$(9,247,007)	$(1,676,333)
					-----------	-----------
Net loss per share - basic		$	  -   	$	  -
					-----------	-----------
Net loss per share - diluted		$     (0.02)	$	  -
					-----------	-----------

     In accordance with SFAS No. 142 "Goodwill and other intangible assets", goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from the acquisition of Dongfang Mining and concluded there was no impairment to the carrying value of the goodwill in this reporting period.

On March 22, 2007, the Company entered into an agreement with a principal stockholder of the Company to exchange the Company's 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by the stockholder. The acquisition of 20% of Dongfang Mining from the related party was accounted for as a purchase under common control. As a result of these transactions we recorded goodwill of $3,115,544 in the balance sheet of the Company.


   The operations of Huanghe have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2006 and are summarized as follows:

Operating expenses		$	 (282,728)

Loss from operations		$	 (291,885)

Net loss			$	 (291,885)


    The detailed information on the loss on disposal of Huanghe is as follows:


Cash and cash equivalents					$ 1,406,430
Other current assets						     31,687
Fixed assets, net					 	    349,024
Land use rights					 		  8,987,826
								-----------
Total assets					 		 10,774,967
Less: Accounts payable and accrued liabilities			   (205,800)
	    Due to related parties				 (1,618,037)
	    Due to a stockholder				     (4,726)
	    Minority interests				 	   (918,343)
								-----------
Book value of net assets disposed				  8,028,061
20% of book value of net assets of Dongfang Mining exchanged	       (827)
								-----------
Loss on disposal of Huanghe					$ 8,027,234
								===========
Net cash outflow on disposal of subsidiary

Proceed from disposal						$	  -
Cash and cash equivalent disposed				 (1,406,430)
								-----------
Net cash outflow						$(1,406,430)
								===========

We have land use rights for a 67.82 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County in the Shaanxi Province of China. Our land use rights are amortized over fifty years of the term of the leases. We have performed tests on the site but we have not begun mining activity. We originally planned to construct a theme park business on the parcel but have delayed those plans while we direct our resources on the mining opportunities. Therefore most of our assets are recorded in the theme park segment of financial statements although this is no longer the primary focus of the Company.

    The following is a summary of land use rights at December 31, 2007:


Cost				$	 17,891,607
Less: accumulated amortization		 (1,148,125)
				-------------------
Land use rights, net		$	 16,743,482
				===================


The land use rights are amortized over fifty years of the term of leases. The amortization expense for the year ended December 31, 2007 and December 31, 2006 was $ 367,480 and $350,690 respectively.


From 2003 until the present Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of the People's Republic of China. Dongfang Mining was granted an exploration right to the lead, zinc and gold mines located at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006. The Company engaged Geology and Mineral Bureau of Shaanxi to conduct a preliminary survey which reported preliminary positive findings for gold, lead and zinc deposits in the mines.

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $11,794,802 at December 31, 2007 which includes a net loss of $8,959,472 for the year ended December 31, 2007. The Company's current liabilities exceed its current assets by $5,358,730 and the Company used cash in operations of $442,727. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Theme Park Segment

We originally planned to construct a theme park business on the parcel but have delayed those plans while we direct our resources on the mining opportunities. Therefore most of our assets are recorded in the theme park segment of financial statements although this is no longer the primary focus of the Company.

The theme park segment incurred losses of $895,824 during 2007 and $1,048,579 during 2006. Since the land use right was originally conveyed for a theme park business, the theme park segment carries the amortization costs of the land use right. These costs were $367,480 for the year ended 2007 and $350,690 for the year ended 2006.


This segment also incurs imputed interest expense from loans from related parties. Total imputed interest recorded as additional paid-in capital amounted to $243,337 and $83,136 for the years ended December 31, 2007 and 2006.




                              PLAN OF OPERATIONS


Our efforts over the next twelve months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain that license in early 2008 and expect to commence extraction operations shortly thereafter.

To date we have financed our activities from loans received from related parties. Until we begin to generate revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans for the next twelve (12) months or until the Company begins to generate revenues, whichever first occurs. Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next twelve (12) months.

Our plan for 2008 is to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with drilling and tunnel exploration.

Specific implementation methods are as follows:

   - Enhance the validation of geophysical prospecting abnormities, especially of the I and II class abnormities, make a conclusion on them as soon as possible to provide basis for next work;

   -   Carry  out  geological   investigation  in  adjacent  regions,  with
       attention to the lead & zinc ore bodies;

   - Investigate other metallogenic areas, mainly through surface work, which may be combined with limited tunnel exploration and drilling;

   -   Continue construction; and

   -   Reach scale production by the end of 2008

We believe we can find adequate skilled mining personnel in the region. We are also exploring possible joint venture or similar arrangements with one of the existing, competitive mining companies that are already operating in the mining area near our parcel. If so, we would reduce our need for the initial expenditures and the delay in commencing mining operations may be shortened.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

        The Company is an exploration stage company and has not yet generated any revenue and consequently has also not generated any gross profit.

       OPERATING EXPENSES. Total operating expenses for the year ended December 31, 2007 decreased to $746,461,from $964,548 for the year ended December 31, 2006. Overall expenses before taxes and minority interests, for the year ended December 31, 2007 was $988,673 as compared to the year ended December 31, 2006, of $1,048,579. The difference of $59,906 or approximately 5.7% over the prior period, the overall decrease in expenses is due to the following increases in:


   . A reduction of general and administrative expenses from $590,764 for the year ended December 21, 2006 to $349,269 for the year ended December 31, 2007.

   . other expense, which increased from $84,031 for the year ended December 31, 2006 to $242,337 for the year ended December 31, 2007.

   . an increase in imputed interest expense from $83,136 to $243,337 which is reflected in the increase in other expenses. Total imputed interest recorded as additional paid-in capital amounted to $243,337 and $83,136 for the years ended December 31, 2007 and 2006.

   . Depreciation increased slightly from $23,094 for the year ended December 31, 2006 to $29,712 for the year ended December 31, 2007

   . Amortization of land use rights increased from $350,690 for the year ended December 31, 2006 to $367,480 for the year ended December 31, 2007.

       NET LOSS. Our net loss for the year ended December 31, 2007 increased to $8,959,472 from $1,282,873 for the year ended December 31, 2006. The overall increase in net loss of $7,675,599, almost a seven fold increase, over the prior year period, is primarily due to the increase in loss from discontinued operations. Discontinued operations increased from $291,885 for the year ended December 31, 2006 to $8,027,234 as of December 31, 2007.

       COMPREHENSIVE LOSS. Our comprehensive loss for the year ended December 31, 2007 increased to $7,788,802 from $568,766 which reflects a $7,220,036 increase in foreign currency translation gains, from $714,107 at December 31, 2006 to $1,170,670 for the year ended December 31, 2007.

       STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $7,970,139 to $14,133,490 as of December 31, 2007, or approximately 36% from $22,103,599 as of December 31, 2006. The decrease was primarily due to a net loss of $8,959,472 during the year ended December 31, 2007 from $1,282,873 for the year ended December 31, 2006. The decrease was improve slightly by improvement in the foreign currency translation gain of $456,563, an increase of approximately 64%.

LIQUIDITY AND CAPITAL RESOURCES

       GENERAL. Overall, we had an increase in net loss of $7,676,599 for the year ended December 31, 2007 resulting from $8,027,234 in losses from disposal of discontinued operations. Net cash used in operating activities of $442,727, net used in investing activities of $3,111,829 and net cash provided by financing activities of $1,453,977. At December 31, 2007, our cash balance was $479,241 as compared to $2,065,978 for the prior year, a decline of $1,586,737 or approximately 77%.

       CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $442,727 for the year ended December 31, 2007 was primarily attributable to a net loss from discontinued operations. The adjustments to reconcile the net loss to net cash, including depreciation and amortization expense of $29,712, amortization of land use rights of $367,480, imputed interest expense of $243,337, adjustment for minority interests of $(56,435), an increase in current assets and prepayments of $254,098 and other payables of $159,515.

       CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities of $3,111,829 for the year ended December 31, 2007 was primarily attributable to:

          - Net cash outflow from the disposal of the discontinued operations of $1,406,430
          -   Net  cash outflow  from  the  acquisition  of  subsidiary  of
              $1,017,903
          -   $537,126 from related parties
          -   Proceeds of note receivable of $133,000; and
          -   Purchase of furniture and equipment of $42,954.

       CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $1,453,977 provided by financing activities in the year ended December 31, 2007 was primarily due to the investment from minority shareholders of $2,146,708, and capital contributions by shareholders of $128,205. This was offset by $619,747 from the discontinued operations, $481,477 in paid in capital and $249,189 due to stockholders.

       FINANCING. We have not generated any revenues as of December 31, 2007 and so are considered an exploration stage company. We ended 2007 with $479,241 of cash and equivalents on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain or operations. Our auditors have expressed substantial concern as to our ability to continue as a going concern.

       We have historically been able to issue shares, preferred stock or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through year end 2008. In addition, our directors have indicated a willingness to make loans to the Company to cover expenses, although there is no assurance that they will do so. However, we believe that our ability to operate beyond the end of 2008 will require us to raise additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

       INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations, if and when they commence, will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

       EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2008 as we look to secure additional funds to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

       INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2008, except that rising oil and gas prices may materially and adversely impact the economy generally.

       OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

RECENT DEVELOPMENTS

On February 4, 2008, we closed an acquisition of Hongkong Wah Bon Enterprise Limited ("Wah Bon"). On September 2, 2007, Wah Bon had acquired 100% ownership of Tai Ping Yang at a consideration of $128,205 in cash. We issued 500,000 shares of series C convertible preferred stock in exchange for all of the outstanding shares of Wah Bon. This transaction was treated as a reverse merger for accounting purposes and we have therefore presented all financial data in consolidated form, except where otherwise noted.


Financial Condition

We had total assets of $ 21,797,756 and $27,698,032 as of December 31, 2007 and December 31, 2006. Most of this reduction was the result of an adjustment for discontinued operations and disposal of a subsidiary.

These operations consisted of our exchange of our 92.93% interest in Huanghe for an additional 20% interest in Dongfang Mining and were discontinued on March 22, 2007. Since the Huanghe business was unrelated to our current emphasis on the mining industry, we believed this exchange would permit the Company to focus its resources on its mining operations. Since the book value of the 20% of Dongfang Mining that we received in return was negative, the recorded a loss of $8,027,234 on the disposal of the discontinued operations.

The largest part of our assets is the Land Use Rights we hold. Net land use rights were $16,743,482 as of December 31, 2007, down from $24,780,907 for the year ended December 31, 2006. The primary reason for this decrease was that our subsidiary, Chang Jiang disposed of its 92.93% interest in Huanghe in exchange for 20% equity interest in Dongfang Mining.

On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940 payable on or before December 31, 2007.

On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang for a cash consideration of $128,205

Since the Chinese government owns all of the land in China, we would need government approval to sell or transfer the right. We also recorded goodwill from the acquisition of part of our interest in Dongfang Mining of $3,115,544. Therefore, our assets are extremely illiquid.

Our current liabilities were $7,044,519 as of December 31, 2007. $2,510,892 is owed to related companies, along with $1,858,217 due to stockholders. Our other payables and accrued expenses were $2,074,561. On August 15, 2007, 7.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940 payable on or before December 31, 2007.

Tax Liabilities

Neither North American Gaming nor Wah Bon had income for income tax purposes in 2007 and 2006. Wah Bon is a Hong Kong corporation and therefore is subject to Hong Kong profits tax. All of the subsidiaries of Wah Bon are incorporated in the PRC and therefore are subject to income tax in China. The current applicable tax rate has been 33% and no tax benefit is expected from the tax credits in the future. There is no provision for income tax expense for the years ended December 31, 2007 and December 31, 2006.


The Company has deferred tax assets at December 31, 2007 which consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, realization of its net deferred tax assets is unlikely. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the year ended December 31, 2007 is as follows:



North American
	Income tax computed at the federal statutory rate		34%
	State income taxes, net of federal tax benefit			 0%
									---
	Valuation allowance					       (34%)
									===
Wah Bon
	Profits tax computed at the applicable tax rate			17%
									---
	Valuation allowance					       (17%)
									===
Tai Ping Yang, Chang Jiang and Dongfang Mining
	Income tax computed at the applicable tax rate			33%
									---
	Valuation allowance					       (33%)
									===
Total deferred tax asset						 0%
									===
    The Company's future obligations include notes payable at December 31, 2007 consist of the following:


Note payable to a third party, interest rate of 12% per annum,
	guaranteed by a stockholder, due February 2008 		   $	114,634
Note payable to a related party, interest rate of 8% per annum,
	collateralized by note receivable from a third party, due
	December 2007							458,512
Current maturities						   $	573,146

    Other payables and accrued liabilities at December 31, 2007 consist of the following:

Other payables 							$	 65,432
Consideration payable to a former owner of Dongfang Mining	      1,872,131
Statutory staff welfare					 		  5,884
Accrued interest payable					 	 75,434
Accrued liabilities					 		 55,680
								---------------
								$     2,074,561
								===============

Lease

The Company occupied office space consisting of 534 square meters in a commercial office building in Xi'An, PRC under an operating lease which expires on June 30, 2008 at a monthly rental of $3,282.

As of December 31, 2007 and 2006, the Company had outstanding commitments of $19,692 and $35,772 with respect to above operating leases, which are all due within one year.



Critical Accounting Policies

Impairment: We review all assets to be held and used in the Company's business for impairment, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets.


                  RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement 157, "Fair Value measurements". This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company's results of operations or financial condition.

In February 2007, the FASB issued Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In December 2007, FASB issued Statement 141 (Revised 2007), "Business Combinations". This statement provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement will become effective where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In December 2007, FASB issued Statement 160, "Noncontrolling Interests in Consolidated Financial Statement - an amendment of ARB No. 51", which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

                        OFF BALANCE SHEET ARRANGEMENTS


        None.



Item 7.      FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 begin on F-1 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Previous Principal Independent Accountants


As of the Closing Date we dismissed Sartain Fischbein & Company, CPA as our principal independent accountants, and engaged Jimmy C.H. Cheung & Co. as our new principal independent accountants to perform procedures related to our financial statements for the fiscal year ending December 31, 2007, to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange Act of 1934, as amended, and for the fiscal quarterly reports, beginning with the quarter ending September 30, 2007. As described below, the change in our principal independent accountants was not the result of any disagreement with Sartain Fischbein & Company, CPA. In January 2007, pursuant to approval by management and the Board of Directors, we dismissed Sartain Fischbein & Company, CPA as our principal independent accounting firm. Management and the Board of Directors at that time participated in and approved the decision to change principal independent accounts. Our financial statements for as of December 31, 2006, 2005, 2004 and 2003 were prepared by Sartain Fischbein & Company, CPA.


Sartain Fischbein & Company, CPA's reports on the financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except that the reports contained an explanatory paragraph indicating that substantial doubt exists about our ability to continue as a going concern.


We have had no disagreements with Sartain Fischbein & Company, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sartain Fischbein & Company, CPA would have caused it to make reference to the subject matter of any such disagreements in their reports on the financial statement for the periods ended December 31, 2006, 2005 and 2004. We requested that Sartain Fischbein & Company, CPA furnish a letter addressed to the Securities and Exchange Commission stating that it is not in a position to agree or disagree with the above statements.


New Principal Independent Accountants


Effective as of the closing date of February 4, 2009, our Board of Directors engaged Jmmy C.H. Cheung & Co. as our new independent registered public accounting firm. The Company had not consulted with Jimmy C.H. Cheung & Co. prior to that time regarding (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any written or oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement.

ITEM 8A.

      Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective.

MANAGEMENTS' ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

      Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

Item 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the existing officers and directors of the Company.


DIRECTOR      	AGE		POSITION AND OFFICE TO BE HELD WITH THE COMPANY
NAME OF PERSON
Chen Wei Dong 	38 		President, Chief Executive Officer and Chairman
				of the Board
Xu Wei        	32 		Chief Financial Officer
Zhang Hong Jun	41 		Director
Wang Sheng Li 	41		Director
Li Pen        	32 		Director
Tian Hai Long 	35 		Director


Each director of the Company will serve until its next annual shareholders' meeting and until his successor is appointed. Subject to employment agreements that they may have, the officers serve at the discretion of the board of directors of the respective companies.

BIOGRAPHICAL INFORMATION OF-OFFICERS AND DIRECTORS OF THE COMPANY

Listed below is biographical information for each of the foregoing designated new directors and officers of the Company following the Exchange, including their principal occupations during the past five (5) years and other affiliations:

CHEN WEI DONG - President and Chief Executive Officer

Mr. Chen serves as our President and Chief Executive Officer and as a Director. Mr. Chen was named as Chairman of Changjiang Petroleum in March 2006. Prior to that, he was General Manager of Du Kang Trading Company from 2001 to 2006 and was a Bank Director of Branch Bank of China Agriculture Bank from May 1991 to January 2001. He served in the army of the People's Republic of China from October 1985 to March 1990. Mr. Chen studied in Northern West University Management School, majoring in Enterprise Management.

XU WEI - Chief Financial Officer

Ms. Wei was named as CFO of Changjiang Petroleum Energy Development Stock Co. Ltd. in March 2006. From 1900 to 1998, she was deputy section chief of the accounting department of Shaanxi Weinan Textile Factory. In 1999, she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of the accounting department. She passed the Adult Self Study Examination in Shaanxi Province in 1990 with a major in Accounting.

ZHANG HONG JUN - Director

Mr. Zhang was named as a director of Changjiang Petroleum in April 2006. Prior to that, he was Chairman and CEO of Shaanxi Baishui Dukang Liquor Co. since 2002-2005. He is the Executive Commissioner of Shaanxi Federation of Industry & Commerce, an academician of the China Academy of Management of Science, the Shaanxi Deputy of the National People's Congress, Shaanxi Executive Commission of the Political Consultation Committee, the Vice Chairman of Wei Nan Federation of Industry & Commerce, the Vice Chairman of Beijing Federation of Shaanxi Commerce and the Chairman of Shaanxi Du Kang Alcohol Co. Ltd. Education.

On April 2, 2007, Mr. Zhang was named as Executive Commission of Shaanxi Federation of Industry & Commerce, academician of China Academy of Management of Science, Shaanxi Deputy of the NPC, Shaanxi Executive Commission of the Political Consultation Committee, Vice Chairman of Wei Nan Federation of Industry & Commerce, Vice Chairman of Beijing Federation of Shaanxi Commerce and named as Chairman of Shaanxi Du Kang Alcohol Co. Ltd.

He received his MBA from the China Academy of Management of Science.

WANG SHENG LI - Director

Mr. Wang was named a director of Changjiang Petroleum in March 2006. Prior to that, he was the manager of Xi Deng Hui Alcohol Co. Ltd. from 1998 to 2006. He studied in Xi'an Petroleum University Electron Construction School from 1995 to 1998, majoring in computers.

LI PIN - Director

Mr. Li was named a director of Changjiang Petroleum in March 2006. He was an officer of Wei Nan branch company of China Life Insurance Company from 2000 to 2005. Mr. Li studied in the Shaanxi Finance and Economics from 1994 to 1996, majoring in Finance and Economics Management.

TIAN HAI LONG - Director

Mr. Tian was named as director of Changjiang Petroleum in March 2006. He was the sales manager of Xi Deng Hui Alcohol Co. Ltd. from 1998 to 2006. He studied in the West Industry University Electronic Information School, majoring in e-commerce.

Item 10.     EXECUTIVE COMPENSATION

No compensation was awarded to, earned by, or paid to any executive officer or director of the Company during the years 2007, 2006, and 2005.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.


SUMMARY COMPENSATION TABLE


Name and                             Year   Salary  Bonus  Other           Restricted     Securities         LTIP   Other
Principal Position                                  (5)    Annual          Stock Award(s) Underlying Options Payouts
                                            ($)     ($)    Compensation ($)($)            (#)                ($)    ($)

Chen Wei Dong 			     2005     0      0    0               0                0                    0      0
(Chariman of board & CEO)            2006   675      0    0               0                0                    0      0
                                     2007            0    0               0                0                  	0      0

Xu Wei, CFO                          2005     0      0    0               0                0                 	0      0
                                     2006   257      0    0               0                0                 	0      0
                                     2007     0      0    0               0                0                 	0      0

Yang Yi Jun                          2005     0      0    0               0                0                 	0      0
                                     2006   406      0    0               0                0                 	0      0
                                     2007     0      0    0               0                0                 	0      0

E. H. Hawes  			     2005     0      0 	  0		  0		   0		  	0      0
				     2006     0	     0 	  0		  0		   0		  	0      0
       				     2007     0	     0	  0		  0		   0		  	0      0

Richard	Crane 			     2005     0      0    0  		  0     	   0 		  	0      0
				     2006     0      0    0  		  28,000	   0  		  	0      0
       				     2007     0      0    0  		  0     	   0  		  	0      0


   1.  Compensation  paid  in  RMB  has  been converted at the rate of $1 USD =
       7.398 RMB.

   2. Mr. Crane was granted options on January 20, 2000 to purchase 1,000,000 shares of common stock at an exercise price of $.03125 per share, the approximate fair market value on such date, with such options vesting immediately and having a term of five years from the date of grant. In March 2006, the options were extended for an additional five year period, expiring March 29, 2011. This resulted in compensation expense of $28,000, representing the estimated fair value of these options at the date these options were extended. The options were fully vested at the date of this award.

   3. The Company reimburses the directors for their expenses (if any) incurred in connection with their duties as directors.
   4. No cash compensation has been paid to any of our directors during these periods other than the stock option grants which were commenced in 2000 and extended in 2005... The compensation of the Board of Directors has not been established by any policy or amount. We have no standard arrangements under which we will compensate our directors for their services provided to us.

EMPLOYMENT AGREEMENTS

The Company has no employment agreements.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the Closing Date, by (i) each person, including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who is known by us to own beneficially 5% or more of our preferred and common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to the shares owned by them.


SERIES C PREFERRED STOCK OWNERSHIP


NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE          PERCENTAGE
(1)                                      OF BENEFICIAL OWNERSHIP
					 (2)(3)
CHEN WEI DONG                           499,630                       96%



VOTING POWER OF SERIES C PREFERRED STOCK OWNERSHIP AND BENEFICIAL OWNERSHIP ASSUMING FULL CONVERSION OF ALL PREFERRED SHARES AND GIVING EFFECT TO A ONE FOR TEN REVERSE STOCK SPLIT

NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE          PERCENTAGE
(1)                                      OF BENEFICIAL OWNERSHIP
					 (2)(3)

(Class Series C Preferred Stock )
CHEN WEI DONG                               608,549                     1%
ZHANG HONG JUN                              35,174,152                  57.8%
WANG SHENG LI                               7,442,558                   12.23%
LI PEN                                      6,079,408                   9.99%
TIAN HAI LONG                               6,079,408                   9.99%
XU WEI                                      0                           0
CHEN MIN                                    5,470,859                   8.99%
OFFICERS AND DIRECTORS AS A GROUP (6PERSONS)60,854,934			 100%

(See Footnotes Below)


(1)   The address for each beneficial owner is attached.  Each of  these persons can also be reached through the Company's address which is listed c/o North American Gaming and Entertainment Company,  Fifth  Floor,  High-Tech Mansion, Gaoxin Road, Hi-tech
      Zone, Xi'an P.R. China.

      Chen Wei Dong, Address: BeitangXi'Ang 11#, Linwei District, Weinan City, Shaanxi, China.

      Xu Wei Address: Xi'An Ning Zhong Lu 5#, Xi'an, Shaanxi, China

      Zhang Hong Jun, Address: Duqiao Paichusuo, Xiyi Road, Linwei District, Weinan City, Shaanxi, China.

      Wang Sheng Li, Address: Yun Yang, Jin Yang Xi'An, Wei Nan City, Shaanxi, China.

      Li Pin Address: Jie Fang Lu 132#, Wei Nan City, Shaanxi, China

      Tian Hai Long, Address:, Sinancun Erzu, Jiaqv Xiang  Lin Wei District, Wei Nan City, Shaanxi, China.

(2)   As  used  herein,  a  person is deemed to be the "beneficial owner" of a security if he or  she  has  or  shares  voting  or investment power with respect  to  such security, or has the right to acquire such ownership within sixty (60) days. As used herein, "voting power" includes the  power  to  vote  or to direct the voting of shares, and "investment power" includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.

(3)   Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.


To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Seven related parties owed the Company $540,964 as of December 31, 2007 including five related companies and two related persons owed the Company amounts totaling $417,914 and $123,050 respectively for advances made on an unsecured basis, repayable on demand and interest free.


The Company owed $1,858,217 to two former stockholders of Chang Jiang as of December 31, 2007 for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 6% per annum on the amounts due.

The Company owed $2,510,892 to five related parties as of December 31, 2007 including four related companies and one related person owed the Company amounts totaling $1,640,134 and $870,758 respectively for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 6% per annum on the amount due.


Total imputed interest recorded as additional paid-in capital amounted to $243,337 and $83,136 for the years ended December 31, 2007 and 2006.


Consulting Fees. E.H. Hawes, II is the former Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes has provided consulting services to the Company and was paid $-0- in consulting fees during 2007, 2006 and $-0- in 2005. He did not receive a salary from the Company and had been owed a maximum of $50,000 for consulting services and expense reimbursements.

At closing the sum of $170,000 was paid to eliminate any outstanding debts of the Company with the balance payable to Mr. Hawes in satisfaction of all sums due him as well as any other claims. Mr. Hawes retained the assignment of a note payable from Daylighting, Inc.

At closing the Company paid Capital Advisory Services, Inc. $200,000 and 370 shares of Series C Preferred Stock. Stanley F. Wilson, Esq. is the CEO of Capital Advisory Services and a licensed attorney at law with 30 years of experience. From 2006 until closing, Capital Advisory Services provided consultation to the Company in connection with its business plan, evaluation of companies for potential mergers, and assistance to management in completing required tasks necessary for securities law compliance.


All shares exchanged are restricted securities and may not be resold without registration or an exemption from registration from the Securities Act of 1933.



Item 13.	EXHIBITS

Exhibit
Number		Exhibit Description					Footnote Reference
-------		-------------------					------------------
3.1.3		Articles of Amendment to Articles of Incorporation 	(1)

4.1		Certificate of Designation 				(1)

10.1		Plan of Exchange dated May 30, 2008 by and among North
		American Gaming and Entertainment Company, and SHAANXI
		CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG  YOU XIAN
		GONG SI							(1)

10.2		Lock Up Agreement among  North American Gaming and
		Entertainment Company,  Steven Case and James Bowyer 	(1)

10.3		Lock-up Agreement 					 *

10.4		Mining Exploration Certificate				(1)

10.5		Land Use Right 						(1)

10.6		Lease Agreement 					(1)

21		Subsidiaries					  	 *


31.1 		Certification of Chief Executive  Officer under Section
		302 of the Sarbanes-Oxley Act of 2002.

31.2 		Certification of the Chief Financial Officer under Section
		302 of the Sarbanes-Oxley Act of 2002.

32.1 		Certification of Chief Executive Officer under 18 U.S.C.
		ss. 1350, as adopted pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002.

32.2 		Certification  of Chief Financial  Officer under 18 U.S.C.
		ss. 1350, as adopted pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002.

* 	  	Filed herewith.



(1) 	  Incorporated by reference from the Information Statement on Form  8-K of North American Gaming and Entertainment Company filed with the Securities and Exchange Commission on February 6, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
On February 6, 2008, the Company filed a Form 8-K which, in part, disclosed a change in auditors as of the closing date. The Company intended to replace its previous auditors, Sartain, Fischbein & Company and engage Jimmy C.H. Cheung & Co. as our new principal independent accountants to perform procedures related to our financial statements for the fiscal year ending December 31, 2007, to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange Act.

Subsequently, certain issues arose concerning the engagement of the new auditors which were resolved in March, 2008. Consequently, the prior auditors did not receive notice of the dismissal until April1, 2008.

Sartain Fischbein & Company reports on the financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except that the reports contained an explanatory paragraph indicating that substantial doubt exists about our ability to continue as a going concern.


We have had no disagreements with Sartain Fischbein & Company, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sartain Fischbein & Company, CPA would have caused it to make reference to the subject matter of any such disagreements in their reports on the financial statement for the periods ended December 31, 2006, 2005 and 2004.

Sartain Fischbein & Company, CPA furnish a letter addressed to the Securities and Exchange Commission stating that it is not in a position to agree or disagree with the above statements, dated April 2, 2008. Sartain Fischbein & Company took issue with several of the disclosures in the 8-K as follows:

-	The Form 8-K refers to us as "principal  independent  accountants"  and
"principal independent accounting firm." We prefer the term "independent registered public accounting firm."

-	The Form 8-K refers to us as "Sartain Fischbein & Company, CPA",  which suggests we are a sole practitioner. Our name is "Sartain Fischbein & Co." and we have multiple partners and multiple CPAs.

-	The Form 8-K states that the Company dismissed us  as  of  February  4,
2008. We were not informed by the Company of the Company's decision to dismiss us until April 1, 2008. We cannot comment as to nature and timing of the Company's decisions to dismiss us.

-	The  Form 8-K  states that "Our financial statements for as of December
31, 2006, 2005, 2004 and 2003 were prepared by Sartain Fischbein & Company, CPA." We did not prepare the Company's financial statements for any of these years. We only issued audit opinions on the Company's financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003.

-	The  Form  8-K  indicates  that  the  Company requested us to furnish a letter addressed to the Securities and Exchange Commission stating that it is not in a position to agree or disagree with the statements in the Form 8-K. As of the date of this letter, we have not received any such request from the Company to furnish such a letter.


Prior to its discharge Sartain Fischbein and Company billed the Company $13,407 for 1Q-3Q quarterly reviews in 2007 and $11,000 for certain work pertaining to the 2007 audit prior to dismissal. Sartain also billed the Company $1800 during 2007 for 2006 tax return preparation work performed in 2007, Our Board of Directors engaged Jimmy C.H. Cheung & Co. as our new independent registered public accounting firm. The Company had not consulted with Jimmy C.H. Cheung & Co. prior to that time regarding (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any written or oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement. The Company has paid Jimmy C.H. Cheung & Co fees totaling $35,000 for its services for audit work for the fiscal year 2007.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac t of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008
 	 	North American Gaming and Entertainment Company



By:
/s/ Chen Weidong
----------------
Chen Weidong,
President and Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Name & Title					Date

/s/  Chen Weidong
-----------------
Chief Executive Officer (Principal
Executive Officer), President, and Director	April 15, 2008

/s/  Xu Wei
-----------
Chief Financial Officer (Principal
Financial Officer)				April  15, 2008

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets					F-3
Consolidated Statements of Operations				F-4
Consolidated Statements of Stockholders' Deficit		F-5
Consolidated Statements of Cash Flows				F-6
Notes to Consolidated Financial Statements












                   NORTH AMERICAN GAMING AND ENTERTAINMENT
                         CORPORATION AND SUBSIDIARIES
                        (An Exploration Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2007

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
                               AND SUBSIDIARIES
                        (An Exploration Stage Company)


                                   CONTENTS


                                                                        PAGES
_____________________________________________________________________________

Report of Independent Registered Public Accounting Firm                     1
_____________________________________________________________________________

Consolidated Balance Sheet as of December 31, 2007                          2
_____________________________________________________________________________

Consolidated Statements of Operations and Comprehensive
loss for the years ended  December 31, 2007 and 2006                        3
_____________________________________________________________________________

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 2007 and 2006                                  4
_____________________________________________________________________________

Consolidated Statements of Cash Flows for the years
ended December 31, 2007 and 2006                                            6
_____________________________________________________________________________

Notes to Consolidated Financial Statements as of December 31, 2007     7 - 16
_____________________________________________________________________________




JIMMY C.H. CHEUNG & CO
Certified Public Accountants
(A member of Kreston International)


Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
North American Gaming and Entertainment Corporation
(An Exploration Stage Company)


We have audited the accompanying consolidated balance sheet of North American Gaming and Entertainment Corporation (an exploration stage company) and its subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation (an exploration stage company) and its subsidiaries, as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company had a net loss of $8,959,472, an accumulated deficit during the exploration stage of $11,794,802 and a working capital deficiency of $5,358,730 and used cash in operations of $442,727. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 18. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ JIMMY C.H. CHEUNG & CO
Certified Public Accountants


Hong Kong

Date: March 22, 2008


 1607 Dominion Centre, 43 Queen's Road East, Wanchai, Hong Kong
             Tel:  (852) 25295500   Fax:  (852) 28651067   Email:
                       jchc@krestoninternational.com.hk
                    Website:  http://www.jimmycheungco.com

									1



              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
                               AND SUBSIDIARIES
                        (An Exploration Stage Company)
                          CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2007


	ASSETS

CURRENT ASSETS
  Cash and cash equivalents						$	 479,241
  Note receivable								 133,000
  Other current assets and prepayments						 532,584
  Due from related companies							 540,964
									----------------
	Total Current Assets						       1,685,789

FURNITURE AND EQUIPMENT, NET							 252,941
LAND USE RIGHTS, NET							      16,743,482
GOODWILL								       3,115,544
									----------------
TOTAL ASSETS								$     21,797,756
									================
	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Other payables and accrued expenses					$      2,074,561
  Notes payable								 	 573,146
  Due to stockholders							       1,858,217
  Due to related companies						       2,510,892
  Preferred stock debenture							  12,700
  Preferred stock dividends payable						  15,003
									----------------
	Total Current Liabilities					       7,044,519

COMMITMENTS AND CONTINGENCIES 							       -
									----------------
MINORITY INTERESTS								 619,747
									----------------
STOCKHOLDERS' EQUITY
  Series C convertible preferred stock ($0.01 par value,
	10,000,000 shares authorized, 500,000 shares
	issued and outstanding as of December 31, 2007)				   5,000
  Common stock ($0.01 par value, 100,000,000 shares
	authorized, 41,788,552 shares issued, 24,216,058
	shares outstanding as of December 31, 2007)				 417,886
  Additional paid-in capital						      23,523,678
  Treasury stock, 17,572,494 shares, at cost					(489,258)
  Accumulated deficits during the exploration stage			     (11,794,802)
  Accumulated other comprehensive income				       2,470,986
									----------------
	Total Stockholders' Equity					      14,133,490
									----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY				$     21,797,756
									================

   The accompanying notes are an integral part of these financial statements
                                                                              2



     NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        (An Exploration Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							2007		2006
						   ------------	    ------------

OPERATING EXPENSES
   General and administrative expenses			349,269 	 590,764
   Depreciation						 29,712 	  23,094
   Amortization of land use rights			367,480 	 350,690
						   ------------	    ------------
	Total Operating Expenses			746,461 	 964,548
						   ------------	    ------------
LOSS FROM OPERATIONS 				       (746,461)        (964,548)

OTHER INCOME (EXPENSES)
   Interest income					  2,692 	   1,839
   Interest expenses					      -   	  (2,631)
   Inmputed interest expenses			       (243,337)	 (83,136)
   Other expenses					 (1,567)	    (103)
						   ------------	    ------------
	Total Other Income			       (242,212)	 (84,031)
						   ------------	    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   EXPENSE AND MINORITY INTERESTS		       (988,673)      (1,048,579)

INCOME TAX EXPENSE 					      -   	       -

MINORITY INTERESTS					 56,435 	  57,591
						   ------------	    ------------
LOSS FROM CONTINUING OPERATIONS			       (932,238)        (990,988)

DISCONTINUED OPERATIONS
   Loss from discontinued operations			      -         (291,885)
   Losss on disposal of subsidiary		     (8,027,234)	       -
						   ------------	    ------------
NET LOSS					     (8,959,472)      (1,282,873)

OTHER COMPREHENSIVE  INCOME
	Foreign currency translation gain	      1,170,670          714,107
						   ------------	    ------------
COMPREHENSIVE LOSS				   $ (7,788,802)    $   (568,766)
						   ============	    ============
Net loss per share-basic			   $ 	      -     $ 	       -
						   ============	    ============
Net loss per share-diluted			   $ 	  (0.01)    $ 	       -
						   ============	    ============
Weighted average number of shares outstanding
   during the year-basic				      -   	       -
						   ============	    ============
Weighted average number of shares outstanding
   during the year-diluted			    609,000,000      609,000,000
						   ============	    ============

   The accompanying notes are an integral part of these financial statements
                                                                              3



              				NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
                			  AND SUBSIDIARIES (An Exploration Stage Company)
               				  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                			  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


					       Series C
					      Convertible
			 		    Preferred Stock		      Common Stock		    Treasury stock
			  		Shares		Amount 		Shares		 Amount 	Shares		Amount
			 		-------		------		----------	 --------	-----------	---------
Balance at
January 1, 2006		    		500,000 	$5,000 		         -	 $	-	          -   	$	-

Imputed interest
expenses on due
to stockholders and
related companies   			      -   				-   				-

Net loss for
the year	   			      -   				-   				-

Foreign currency
translation gain   			      -   				-   				-

Comprehensive income
					-------		------		----------	 --------	-----------	---------
Balance at
December 31, 2006	     		500,000 	 5,000 		 	 -   		-   		  -   		-

Contribution by
stockholders			   			     -   				-   				-

Stock issued in
recapitalization		  			     -   	41,788,552 	  417,886 	 17,572,494 	 (489,258)

Recapitalization	 	   			     -   		 -   		-   		  -   		-

Imputed interest
expenses on due
to stockholders and
related companies		   			     -   				-   				-

Net loss
for the year			   			     -   				-   				-

Foreign currency
translation gain		   			     -   		 -   		-   		  -   		-

Comprehensive income
			 		-------		------		----------	 --------	-----------	---------
Balance at
December 31, 2007	 	   	500,000 	$5,000 		41,788,552 	 $417,886 	 17,572,494 	$(489,258)
					=======		======		==========	 ========	===========	=========

   The accompanying notes are an integral part of these financial statements

                                                                              4



              			NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
                		 AND SUBSIDIARIES (An Exploration Stage Company)
               			 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                		 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
						   (CONTINUED)

									Accumulated
					Additional			other
				 	paid-in 	Accumulated 	comprehensive
				 	capital 	deficits 	income			Total
					-----------	------------	-------------		-----------
Balance at January 1, 2006		$23,541,320 	$ (1,552,457)	$     586,209 		$22,580,072

Imputed interest expenses on
due to stockholders and
related companies			     92,293 		   -		    -		     92,293

Net loss for the year				  -   	  (1,282,873)		    -   	 (1,282,873)

Foreign currency translation gain		  -   		   -   	      714,107 		    714,107

Comprehensive income										   (568,766)
					-----------	------------	-------------		-----------
Balance at December 31, 2006		 23,633,613 	  (2,835,330)	    1,300,316 		 22,103,599

Contribution by stockholders		    128,205 		   -   		    -   	    128,205

Stock issued in recapitalization	    517,214 	    (998,691)		    -   	   (552,849)

Recapitalization			   (998,691)	     998,691 		    -   		  -

Imputed interest expenses on
due to stockholders and
related companies			    243,337 		   -   		    -   	    243,337

Net loss for the year				  -   	  (8,959,472)		    -   	 (8,959,472)

Foreign currency translation gain		  -   		   -   	    1,170,670 		  1,170,670

Comprehensive income										 (7,788,802)
					-----------	------------	-------------		-----------
Balance at December 31, 2007		$23,523,678 	$(11,794,802)	$   2,470,986 		$14,133,490
					===========	============	=============		===========


   The accompanying notes are an integral part of these financial statements

                                                                              5


              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
                AND SUBSIDIARIES (An Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


								    2007	    2006
								-----------	-----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations				$(8,959,472)	$  (990,988)
   Net loss from discontinued operations				  -   	   (291,885)
								-----------	-----------
	Total net loss						 (8,959,472)	 (1,282,873)

   Adjusted to reconcile net loss to cash used
   in operating activities:
    Loss on disposal of discontinued operations			  8,027,234 		  -
    Depreciation						     29,712 	     23,094
    Amortization of land use rights				    367,480 	    350,690
    Imputed interest expenses					    243,337 	     83,136
    Minority interests						    (56,435)	    (57,591)
   Changes in operating assets and liabilities
    (Increase) decrease in:
    Other current assets and prepayments			   (254,098)	   (233,025)
    Increase (decrease) in:
    Other payables and accrued expenses				    159,515 	     24,452
    Discontinued operations, net					  -   	    402,940
								-----------	-----------
	Net cash used in operating activities			   (442,727)	   (689,177)
								-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from note receivable				   (133,000)		  -
   Purchase of furniture and equipment				    (42,954)	    (72,940)
   Due from a stockholder					     25,584 		  -
   Due from related parties					   (537,126)		  -
   Net cash outflow from acquisition of subsidiary		 (1,017,903)		  -
   Net cash outflow from disposal of discontinued operations	 (1,406,430)		  -
   Discontinued operations, net						  -   	   (313,744)
								-----------	-----------
	Net cash used in investing activities			 (3,111,829)	   (386,684)
								-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution by stockholders				    128,205 		  -
   Proceeds from notes payable					    573,146 	   (181,286)
   Proceeds from preferred stock debenture			     12,700 		  -
   Proceeds from preferred stock dividends payable		     15,003 		  -
   Proceeds from recapitalization				    (71,372)		  -
   Additional paid-in capital					   (481,477)		  -
   Due to stockholders						   (249,189)	  1,602,519
   Due to related parties					  2,146,708 	     62,923
   Investment from minority stockholders			   (619,747)		  -
   Discontinued operations, net						  -   	  1,489,733
								-----------	-----------
	Net cash provided by financing activities		  1,453,977 	  2,973,889
								-----------	-----------
EFFECT OF EXCHANGE RATES ON CASH				    513,842 	     43,975
								-----------	-----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		 (1,586,737)	  1,942,003

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR			  2,065,978 	    123,975
								-----------	-----------
CASH AND CASH EQUIVALENTS AT END OF YEAR			$   479,241 	$ 2,065,978
								===========	===========
Continuing operations						$   479,241 	$   770,027
Discontinued operations						$	  -   	$ 1,295,951
								===========	===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes							$	  -   	$	319
								===========	===========
   Interest expenses						$	  -   	$     2,631
								===========	===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On February 4, 2008, the Company issued 500,000 shares of series C convertible preferred stocks in exchange for 100% share capital of Wah Bon.

   The accompanying notes are an integral part of these financial statements
                                                                              6

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

        (A) Organization

       North American Gaming and Entertainment Corporation ("North American") was incorporated under the laws of the State of Delaware in 1969. North American has had no operations or significant assets since incorporation to the year ended December 31, 2006.

       Hongkong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

       Shaanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007as an investment holding company.

       Chang Jiang Si You Neng Yuan Fa Zhang Gu Feng You Xiang Gong Si ("Chang Jiang") (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xian, PRC.

       In August 2005, Chang Jiang contributed a piece of land valued at $7,928,532 in lieu of cash to the registered capital of Shaanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shaanxi Chang Jiang Petroleum and Energy Development Co., Limited and is engaged in the development of a theme park in Xian, PRC.

       On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") at a consideration of $3,117,267 payable in cash. Dongfang Mining is engaged in the exploration of lead, zinc and gold for mining in Xian, PRC.

       On March 22, 2007, Chang Jiang entered into an agreement with the majority stockholder of Chang Jiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by this related party.

       On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940 payable on or before December 31, 2007.

       On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang for a cash consideration of $128,205.

       The acquisitions of Tai Ping Yang and Chang Jiang were accounted for as a reorganization of entities under common control. Accordingly, the operations of Wah Bon, Tai Ping Yang and Chang Jiang for the year ended December 31, 2007 and the operations of Wah Bon, Tai Ping Yang, Chang Jiang and Huanghe for the year ended December 31, 2006 were included in the consolidated financial statements as if the transactions had occurred retroactively.

       On May 30, 2007, amended to July 5, 2007, North American entered into a Material Definitive Agreement, pursuant to which the shareholders of Chang Jiang exchanged all their shares in Chang Jiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American which carries the right of 1,218 votes per share and is convertible to 609,000,000 (pre a one for ten reverse split) common shares. North American will effect a one for ten reverse stock split after the closing of this transaction and upon obtaining regulatory approval and approval of the North American shareholders and the holders will not convert its series C convertible preferred stock until after the completion of the reverse stock split. In connection with the exchange, Chang Jiang will also deliver $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock shall automatically be converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining and New Energy Company Limited and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon becomes a wholly owned subsidiary of North American.

       The merger of North American and Wah Bon was treated for accounting purposes as a capital transaction and recapitalization by Wah Bon ("the accounting acquirer") and re-organization by North American ("the accounting acquiree"). The financial statements have been prepared as if the reorganization had occurred retroactively.

       Accordingly, the financial statements include the following:

       (1) The balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

       (2) The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

       North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as (the "Company").

   (B)Use of estimates

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (C)Principles of consolidation

       The accompanying consolidated financial statements as of December 31, 2007 consolidate the financial statements of North American and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 58.32% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 41.68% shares of the results of Chang Jiang and Dongfang Mining respectively.

       The accompanying consolidated financial statements as of December 31, 2006 consolidate the financial statements of Chang Jiang and its 92.93% owned subsidiary Huanghe. The minority interests represent the minority shareholders' 7.07% share of the results of Huanghe.

       All significant inter-company balances and transactions have been eliminated in consolidation.

   (D) Business combinations between entities under common control

       On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and a cash consideration of $1,328,940 payable on or before December 31, 2007. On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang at a consideration of $128,205 in cash. All the entities are either under common ownership or share common management.

       These transactions were accounted for as a reorganization of entities under common control. Accordingly, the operations of Tai Ping Yang for the period from inception to December 31, 2007 and the operations of Chang Jiang for the years ended December 31, 2007 and 2006 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, each account stated at its historical cost. In this regard, the prior year's financial statements and financial information have been adjusted retroactively to combine the previously separate entities to furnish comparative financial information.

   (E)Cash and cash equivalents

       For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.




   (F)Furniture and equipment

       Furniture and equipment are stated at cost, less accumulated depreciation. Expenditure for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

       Depreciation is provided on a straight-line basis, less estimated residual value over the assets' estimated useful lives. The estimated useful lives are as follows:

       Buildings                                           30 Years
       Motor vehicles                                  	   10 Years
       Furniture and office equipment  			    5 Years

       Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition.

   (G)Long-lived assets

       The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The Company believes that no impairment of furniture and equipment, land use rights and goodwill exists at December 31, 2007.

   (H)Fair value of financial instruments

       Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

       The carrying value of other current assets and prepaid expenses, other payables and accrued liabilities approximate their fair value because of the short-term nature of these instruments.

       The Company's major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars ("US$") and the Chinese Renminbi ("RMB"). During the fourth quarter, the RMB gained against US$. At the end of 2007, the new RMB rate against the US$ is about 7.3141. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

   (I)Income taxes

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized fort the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

   (J)Foreign currency translation

       North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining maintain their accounting records in their functional currencies of US$, HKD, RMB, RMB and RMB respectively.

       Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.
       The financial statements of Wah Bon (whose functional currency is HKD), Tai Ping Yang, Chang Jiang and Dongfang mining (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

       The translation gain recorded for the years ended December 31, 2007 and 2006 was $1,170,670 and $714,107 respectively.

   (K)Comprehensive loss

       The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders' equity. The foreign currency translation gain for the years ended December 31, 2007 and 2006 was $1,170,670 and $714,107 respectively.

   (L)Loss per share

       Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

   (M)Segments

       The Company operates in two reportable segments, theme park and mining for mineral ores which is still at an exploration stage.

   (N) Recent Accounting Pronouncements

       In September 2006, FASB issued Statement 157, "Fair Value measurements". This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company's results of operations or financial condition.

       In February 2007, the FASB issued Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

       In December 2007, FASB issued Statement 141 (Revised 2007), "Business Combinations". This statement provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement will become effective where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

       In December 2007, FASB issued Statement 160, "Noncontrolling Interests in Consolidated Financial Statement - an amendment of ARB No. 51", which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

2.  BUSINESS COMBINATION

    On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining at a consideration of $3,117,267 payable in cash. On March 22, 2007, Chang Jiang entered into an agreement with a related party of the Company to exchange Chang Jiang's 90.3% interest in Huanghe for 20% equity interest in Dongfang Mining owned by the related party.

    Dongfang Mining is principally engaged in the exploration, development, mining and processing of lead, zinc and gold in Xian, PRC. Dongfang Mining was granted rights to explore for lead, zinc and gold at mines located at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, from December 31, 2006 to October 31, 2008 subject to further renewal upon expiry. The Company engaged Geology and Mineral Bureau of Shaanxi to conduct a preliminary survey from which it was reported that there are gold, lead and zinc deposits in the mines.

	Cash and cash equivalents 			     $    27,233
	Other receivables and prepaid expenses			  46,309
							     -----------
	Total current assets					 273,542

	Fixed assets, net					   7,432
							     -----------
	Total assets					 	 280,974
	Less: Accounts payable and accrued liabilities		  (3,223)
	Due to a stockholder					(273,444)
							     -----------
	Net assets acquired					   4,307
	Minority interests					  (1,723)
	Additional paid in capital				    (861)
	Less: Consideration for acquisition		      (3,117,267)
							     -----------
	Goodwill					     $(3,115,544)
							     ===========

    Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

	Total cash consideration			$ 3,117,267
	Less: cash consideration payable		 (1,872,131)
							-----------
	Cash consideration paid				  1,245,136
	Less: cash and cash equivalents acquired	   (227,233)
							-----------
	Net cash outflow				$ 1,017,903
							===========

     The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining have been included in the consolidated statements of operation and comprehensive income after the effective date of the acquisition of February 5, 2007.


     The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2007 and 2006, assuming the acquisition had occurred at the beginning of 2007 and 2006.



			 		    2007 	    2006
					-----------	-----------
	Revenues			$	  -   	$	  -
					===========	===========
	Net loss			$(9,247,007)	$(1,676,333)
					===========	===========
	Net loss per share - basic	$	  -   	$	  -
					===========	===========
	Net loss per share - diluted	$     (0.02)	$	  -
					===========	===========


    In accordance with SFAS No. 142 "Goodwill and other intangible assets", goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from the acquisition of Dongfang Mining and concluded there was no impairment to the carrying value of the goodwill in this reporting period.
                                                                             11

 3. DISCONTINUED OPERATIONS

    On March 22, 2007, the Company disposed a subsidiary Huanghe in exchange of 20% interest in Dongfang Mining. The operations of Huanghe have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2006 and are summarized as follows:

	Operating expenses	$(282,728)

	Loss from operations	$(291,885)

	Net loss		$(291,885)


4.  DISPOSAL OF SUBSIDIARY

    On March 22, 2007, Chang Jiang entered into an agreement with a related party of the Company to exchange Chang Jiang's 90.3% interest in Huanghe for 20% equity interest in Dongfang Mining owned by the related party.

    The detailed information on the loss on disposal of Huanghe is as follows:


	Cash and cash equivalents			       $ 1,406,430
	Other current assets					    31,687
	Fixed assets, net					   349,024
	Land use rights					 	 8,987,826
							       -----------
	Total assets					 	10,774,967
	Less: Accounts payable and accrued liabilities		  (205,800)
	    Due to related parties				(1,618,037)
	    Due to a stockholder				    (4,726)
	    Minority interests				 	  (918,343)
							       -----------
	Book value of net assets disposed			 8,028,061
	20% of book value of net assets of
	  Dongfang Mining exchanged				      (827)
							       -----------
	Loss on disposal of Huanghe			       $ 8,027,234
							       ===========
	Net cash outflow on disposal of subsidiary

	Proceed from disposal				       $	 -
	Cash and cash equivalent disposed			(1,406,430)
							       -----------
	Net cash outflow				       $(1,406,430)
							       ===========


5.  NOTES RECEIVABLE

    Notes receivable at December 31, 2007 consisted of the followings:

	Note receivable from a third party, interest rate of 9%
	per annum, secured by membership interests,
	due September 2004					$  133,000


    In March 2004, the Company entered into a convertible secured promissory note with a third party. Pursuant to the term of note together with pledge agreement and operating agreement, the Company is initially advance up to $150,000 with interest and may advance an additional $150,000 and has the option to convert the total advances into a 25% interest in such third party. The note is pledged by membership interests of such third party and the advances are due within six months of demand being made by the Company.

    As of December 31, 2007 the note is in default on the repayment schedule but no recoverability problem due to the note receivable is collateralized to the note payable to a related party. See Note 9.

    Interest income in respect to note receivable for the years ended December 31, 2007 and 2006 were $11,970 and $11,970 respectively and has been recapitalized into additional paid-in capital retroactively due to the reverse merger with Wah Bon.
                                                                             12

6.  OTHER CURRENT ASSETS AND PREPAID EXPENSES

    Other current assets and prepaid expenses at December 31, 2007 consisted of the following:


	Rental and other deposits				$  8,231
	Short-term advances from third parties			 276,179
	Prepaid consulting fee for reverse merger		 115,591
	Interest receivable from note receivable		  45,560
	Advances to staff					   6,329
	Prepaid expenses					  80,694
								--------
								$532,584
								========

7.  PROPERTY AND EQUIPMENT

    The following is a summary of furniture and equipment at December 31, 2007:


	Motor vehicles				$259,764
	Furniture and office equipment		  50,717
	Construction in progress		   3,913
						--------
					 	 314,394
	Less: accumulated depreciation 		 (61,453)
						--------
	Furniture and equipment, net		$252,941
						========


    Depreciation expenses for the years ended December 31, 2007 and 2006 were $31,240 and $31,917 respectively in which the depreciation expense for North American for the year ended December 31, 2007 and 2006 of $1,528 and $1,356 respectively has been recapitalized into additional paid-in capital retroactively due to the reverse merger with Wah Bon.


8.  LAND USE RIGHTS

    The following is a summary  of land use rights at December 31, 2007:

	Cost					$17,891,607
	Less: accumulated amortization		 (1,148,125)
						-----------
	Land use rights, net			$16,743,482
						===========


    The land use rights are amortized over fifty years of the term of leases. The amortization expense for the year ended December 31, 2007 and 2006 was $ 367,480 and $346,661 respectively.


9.  NOTES PAYABLE

    Notes payable at December 31, 2007 consist of the following:

    	Note payable to a third party, interest rate of
	12% per annum, guaranteed by a stockholder, due
	February 2008 						$114,634

	Note payable to a related party, interest rate of
	8% per annum, collateralized by note receivable
	from a third party, due	December 2007			 458,512
								--------
	Current maturities					$573,146
								========

   In May 2004 and subsequently renewed in June 2007, the Company entered into a promissory note with a related party due December 31, 2007. As of December 31, 2007, the note payable is in default on the repayment schedule. Pursuant to the term of note, the lender's sole remedy shall be to foreclose the collateral and seek recovery from the Company's note receivable and the related party shall have no claim against the Company for any deficiency in collection of the collateralized note receivable from a third party.

    In July 2004 and subsequently renewed in August 2007, the Company also entered into a promissory note with a third party due February 18, 2008. The amount was fully settled on February 7, 2008.

    Interest expenses in respect to the notes payable for the year ended December 31, 2007 and 2006 was $30,889 and $18,391 respectively and have been recapitalized into additional paid-in capital retroactively due to the reverse merger with Wah Bon.

10. OTHER PAYABLES AND ACCRUED EXPENSES

    Other payables and accrued liabilities at December 31, 2007 consist of the following:

	Other payables 					$   65,432
	Consideration payable to a former owner
		of Dongfang Mining			 1,872,131
	Statutory staff welfare				     5,884
	Accrued interest payable			    75,434
	Accrued liabilities				    55,680
							----------
							$2,074,561


11.   INCOME TAXES

    a. North American was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2007 and 2006.

       Wah Bon was incorporated in Hong Kong and subject to Hong Kong profits tax. No provision for income tax expense for 2007 and 2006 was made as Wah Bon incurred net operating loss during 2007 and 2006.

       Tai Ping Yang , Chang Jiang and Dongfang Mining were incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for 2007 and 2006 was made as Tai Ping Yang, Chang Jiang and Dongfang mining incurred net operating losses during those years.

    b. The Company's deferred tax assets at December 31, 2007 consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

    c. The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the year ended December 31, 2007 is as follows:

    	North American
	Income tax computed at the federal statutory rate	 34%
	State income taxes, net of federal tax benefit		  0%
								----
	Valuation allowance					(34%)
								====
	Wah Bon
	Profits tax computed at the applicable tax rate		 17%
								----
	Valuation allowance					(17%)
								====
	Tai Ping Yang, Chang Jiang and Dongfang Mining
	Income tax computed at the applicable tax rate		 33%
								----
	Valuation allowance					(33%)
								====
	Total deferred tax asset				  0%
								----



12. NET LOSS PER SHARE

    The following is net loss per share information at December 31:

								     2007		   2006
								-------------	       ------------

	Net loss - basic and diluted				$  (8,959,472)	       $ (1,282,873)
								-------------	       ------------
	Basic weighted-average common stock outstanding			    -   		  -
	Effect of dilutive securities
	Series C convertible preferred stock			  609,000,000 		609,000,000
								-------------	       ------------
	Diluted weighted-average common stock outstanding	  609,000,000 		609,000,000
								-------------	       ------------
	Net loss per share - basic				$	    -          $	  -
								-------------	       ------------
	Net loss per share - diluted				$	(0.01)	       $      (0.00)
								-------------	       ------------

13. COMMITMENTS AND CONTINGENCIES

    (A)Capital commitments

       North American's cash balances with financial institutions in the US are insured up to $100,000 for each account.

       As  of  December  31,  2007,  the Company  had  capital  commitments  of
       $2,190,630  with  two  suppliers  for   contracts   in  respect  to  the
       exploration of lead, zinc and gold for mining in Xian, PRC.

    (B)Operating lease commitments

       During 2007, the Company occupied an office space leased from third parties under an operating lease which expires on June 30, 2008 at a monthly rental of $3,282. During 2006, the Company also occupied office spaces leased from third parties under three operating leases which expired on July 8, 2007, June 9, 2007 and February 2, 2007 at a monthly rental of $2,799, $2,937 and $1,356 respectively.

       As  of  December  31,  2007  and  2006,   the  Company  had  outstanding
       commitments of $19,692 and $35,772 with respect to above operating leases, which are all due within one year.


14.  SHAREHOLDERS' EQUITY

    Stock issuances

    On May 30, 3007, amended to July 5, 2007, North American entered into a Material Definitive Agreement to acquire 97.2% of Chang Jiang equity through the acquisition of Wah Bon. The Company issued 500,000 shares of series C convertible preferred stock which is convertible to 609,000,000 (pre a one for ten reverse split) common shares, in exchange for 100% of Wah Bon's outstanding shares.

    In order to complete merger, the Company has authorized up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock can be issuable from time to time in one or more series. As of December 31, 2007 there are no issued series or shares of preferred stock.

    On February 4, 2008, the Company issued 500,000 shares of series C convertible preferred stock to Wah Bon's shareholder.



15. RELATED PARTY TRANSACTIONS

    Seven related parties owed the Company $540,964 as of December 31, 2007 including five related companies and two related persons owed the Company amounts totaling $417,914 and $123,050 respectively for advances made on an unsecured basis, repayable on demand and interest free.

    The Company owed $1,858,217 to two former stockholders of Chang Jiang as of December 31, 2007 for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 6% per annum on the amounts due.

    The Company owed $2,510,892 to five related parties as of December 31, 2007 including four related companies and one related person owed the Company amounts totaling $1,640,134 and $870,758 respectively for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 6% per annum on the amount due.

    Total imputed interest recorded as additional paid-in capital amounted to $243,337 and $83,136 for the years ended December 31, 2007 and 2006.


16. SEGMENTS REPORTING

    The Company operates in two reportable segments, theme park and mining. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company's segment information:


						 Theme park 	   Mining 	   Total
						-----------	 ----------	-----------
2007
Loss from continuing operations before income
  tax expense and minority interests			$   895,824 	 $   43,618 	$   939,442
Depreciation of fixed assets			     28,825 		887 	     29,712
Amortization of intangible assets		    367,480 		  -   	    367,480
Imputed interest expense			    243,337 		  -   	    243,337
Interest income			 		       (997)	     (1,178)	     (2,175)
Loss on disposal of discontinued operations	  8,027,234 		  -   	  8,027,234
Additions to long-lived assets			     36,415 	      6,539 	     42,954
Land use rights			 		 16,743,482 		  -   	 16,743,482
Total identifiable assets			$18,398,122 	 $  241,151 	$18,639,273
2006
Loss from continuing operations before income
 tax expense and minority interests		$ 1,048,579 	 $ 	  -   	$ 1,048,579
Depreciation of fixed assets			     23,094 		  -   	     23,094
Amortization of intangible assets		    350,690 		  -   	    350,690
Imputed interest expense			     83,136 		  -   	     83,136
Interest income			 		     (1,839)		  -   	     (1,839)
Additions to long-lived assets			     72,940 		  -   	     72,940
Land use rights			 		 24,780,907 		  -   	 24,780,907
Total identifiable assets			$27,698,032 	 $ 	  -   	$27,698,032


    A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

					 			   2007 	   2006
								----------	----------
	Total net loss for reportable segments			$  939,442 	$1,048,579
	Unallocated amounts relating to corporate operations:
	Interest income				 		      (517)		 -
	Accounting and professional fees			    45,000 		 -
	Minority interests				 	   (56,435)	   (57,591)
	Loss on disposal of subsidiary				 8,027,234 		 -
	Loss from discontinued operations				 -   	   291,885
	Others				 			     4,748 		 -
								----------	----------
								$8,959,472 	$1,282,873
								----------	----------

    All of the Company's long-lived assets are located in the PRC. Accordingly, no geographic information is presented.


17. CONCENTRATIONS AND RISKS

    During 2007, 99% and 1% of the Company's assets were located in China and United States respectively.


18. GOING CONCERN

    As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $11,794,802 at December 31, 2007 which includes a net loss of $8,959,472 for the year ended December 31, 2007. The Company's current liabilities exceed its current assets by $5,358,730 and the Company used cash in operations of $442,727. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.