Form 10-Q
period 2008-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2008-05-20
CIK 29952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from       to

Commission File No. 000-05474

              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                 Delaware                           75-2571032
        -------------------------------     ---------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
                                   incorporation or organization)


                 Fifth Floor, High-Tech Mansion, Gaoxin Road,
                    Hi-Tech Zone, Xi'An P. R. China  710075
                   -----------------------------------------
                   (Address of principal executive offices)

                               (86) 29-88331685
                          --------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [X] YES    [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                         [ ] YES    [X] NO

                 APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                 	 [ ] YES    [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2008: 33,216,058
Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]



NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION


                              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,    	December 31,
										    2008	    2007
                               ASSETS                                            (Unaudited)     (Audited)
										------------	------------

CURRENT ASSETS
           Cash and cash equivalents                              		$    254,214    $    479,241
           Note receivable                                                                 -         133,000
           Other current assets and prepayments                                      557,679         532,584
           Due from related companies                                                500,572         540,964
										------------	------------
           TOTAL CURRENT ASSETS                                                    1,312,465       1,685,789

FURNITURE AND EQUIPMENT,NET                                                          256,408         252,941

LAND USE RIGHTS, NET                                                              17,339,824      16,743,482

GOODWILL                                                                           3,245,052       3,115,544
										------------	------------
TOTAL ASSETS                                                       		$ 22,153,749	$ 21,797,756
										============	============
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
           Other payables and accrued expenses                    		$  2,016,452	$  2,074,561

           Notes payable                                                             573,146         573,146
           Due to stockholders                                                     2,295,153       1,858,217

           Due to related companies                                                2,603,732       2,510,892

           Preferred stock debenture                                                  12,700          12,700

           Preferred stock dividends payable                                          15,003          15,003
										------------	------------
           TOTAL CURRENT LIABILITIES                                               7,516,186       7,044,519
										------------	------------
COMMITMENTS AND CONTINGENCIES                                                              -               -
										------------	------------
MINORITY INTEREST                                                                    628,414         619,747
										------------	------------
STOCKHOLDERS' EQUITY
           Series C convertible preferred stock ($0.001 par value,
           10,000,000 shares authorized, 500,000 shares issued and
           outstanding as of March 31, 2008 and December 31, 2007)                     5,000           5,000

           Common stock ($0.01 par value, 100,000,000 shares
           authorized, 50,788,552 shares issued, 33,216,058 shares
           outstanding as of March 31, 2008; and 41,788,552 shares issued,
           24,216,058 outstanding as of December 31, 2007)                                           417,886
                                                                                     507,886
           Additional paid-in capital                                             23,581,474      23,523,678
           Treasury stock, 17,572,494 shares, at cost                                               (489,258)
                                                                                    (489,258)
           Accumulated deficits during the exploration stage                     (12,677,797)    (11,794,802)
           Accumulated other comprehensive income                                  3,081,844       2,470,986
										------------	------------
           TOTAL STOCKHOLDERS' EQUITY                                             14,009,149      14,133,490
										------------	------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          	        $ 22,153,749	$ 21,797,756
										============	============


                The accompanying notes are an integral part of these condensed consolidated financial statements

                                                               -2-





                              NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                           (UNAUDITED)


                                                          For the three months ended
                                                                   March 31,
                                                            2008             2007
							------------	-------------
OPERATING EXPENSES
   General and administrative expenses                 	$     78,771	$      54,091
   Legal and professional fees                               645,727	       11,250
   Depreciation                                                8,918		6,625
   Amortization of land use rights                            97,523	       90,047
							------------	-------------
   Total Operating Expenses                                  830,939	      162,013
							------------	-------------
LOSS FROM OPERATIONS                                        (830,939)	     (162,013)
							------------	-------------
OTHER INCOME (EXPENSES)
   Interest income                                               434		  182
   Interest expenses                                         (11,421)		    -
   Imputed interest expenses                                 (57,797)	      (41,342)
							------------	-------------
   Total Other Expenses                                      (68,784)	      (41,160)
							------------	-------------
LOSS FROM CONTINUING OPERATIONS
BEFORE
   INCOME TAXES AND MINORITY INTERESTS                      (899,723)	     (203,173)

   Minority interests                                         16,728		5,374
							------------	-------------
LOSS FROM CONTINUING OPERATIONS                             (882,995)	     (197,799)
DISCONTINUED OPERATIONS
   Loss on disposal of subsidiary                                  -	   (7,867,999)
							------------	-------------
NET LOSS                                                    (882,995)	   (8,065,798)
OTHER COMPREHENSIVE INCOME
   Foreign exchange translation gains                        610,858	      187,195
							------------	-------------
COMPREHENSIVE LOSS                             		$   (272,137)	$  (7,878,603)
							============	=============
NET LOSS PER SHARE FROM CONTINUING
OPERATIONS
   - BASIC                                   		$      (0.04)   $	    -
							============	=============
   - DILUTED                                 		$          -	$	(0.01)
							============	=============
Weighted average number of shares
outstanding
   during the period - basic                              19,717,750		    -
							============	=============
   during the period - diluted                           628,717,750      609,000,000
							============	=============




                The accompanying notes are an integral part of these condensed consolidated financial statements

                                                               -3-





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
					 			Three months ended March 31,
					 			    2008 	     2007
								----------	------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss							$ (882,995)	$ (8,065,798)
								----------	------------
  Adjusted to reconcile net loss to net cash (used in)
   provided by operating activities:
  Stock issued for services			           	    90,000 		   -
  Loss on disposal of discontinued operations			         -   	   7,867,999
  Depreciation			             			     8,918 	       6,625
  Amortization of land use rights			            97,523 	      90,047
  Imputed interest expenses			            	    57,797 	      41,342
  Minority interests			          		   (16,728)	      (5,374)
  Changes in operating assets and liabilities
  (Increase) decrease in:
  Other receivables and prepayments			            (2,893)	     155,974
  Increase (decrease) in.
  Other payables and other liabilities			          (141,260)	       2,346
								----------	------------
  Net cash (used in) provided by operating activities		  (789,638)	      93,161
								----------	------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Repayment of note receivable			          	   133,000 		   -
  Purchase of furniture and equipment			            (6,054)	     (15,329)
  Due from a stockholder			                   	 -   	      25,584
  Due from related parties			            	    61,534 	     (10,119)
  Net cash outflow from acquisition of a subsidiary			 -   	    (756,759)
  Net cash outflow from disposal of discontinued operations		 -   	  (1,383,955)
								----------	------------
  Net cash provided by (used in) investing activities		   188,480 	  (2,140,578)
								----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to stockholders			          		   352,000 	     237,808
  Due to related parties			           	   (11,286)	      19,615
  Repayment of note payable
  Investment from minority stockholders			                 -   	    (635,715)
								----------	------------
  Net cash provided by (used in) financing activities		   340,714 	    (378,292)
								----------	------------
EFFECT OF EXCHANGE RATES ON CASH			            35,417 	     620,132
								----------	------------
NET DECREASE IN CASH AND CASH EQUIVALENTS		          (225,027)	  (1,805,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		   479,241 	   2,065,978
								----------	------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD			$  254,214	$    260,401
								==========	============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 15, 2008, the Company issued 4,500,000 shares of restricted common stock in exchange for
3,800,000 shares of common stock which were issued before the reverse merger.






 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
                                  (UNAUDITED)




NOTE 1   BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

       These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.


NOTE 2   ORGANIZATION

North American Gaming and Entertainment Corporation ("North American") was incorporated under the laws of the State of Delaware in 1969. North American has had no operations or significant assets since incorporation to the year ended December 31, 2006.

Hongkong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shaanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 with its principal activity as an investment holding company.

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

On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") at a consideration of $3,117,267 payable in cash. Dongfang Mining is engaged in the exploration of lead, zinc and gold for mining in Xian, PRC. On March 2007, Chang Jiang entered into an agreement with the majority stockholder of Chang Jiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by this related party. On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940 payable on or before December 31, 2007.

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

       North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as (the "Company").


NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and 2007 include the unaudited financial statements of North American, 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 58.32% owned subsidiary Dongfang
Mining. The minority interests represent the minority shareholders' 2.8% and 41.68% share of the results of Chang Jiang and Dongfang Mining respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.


NOTE 4    COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office spaces from a third party under an operating lease which expires on June 30, 2008 at a monthly rental of $3,484. As of March 31, 2008, the Company has outstanding commitment of $10,452 with respect to the above operating lease, which are due in 2008.


NOTE 5    STOCKHOLDERS' EQUITY

On February 15, 2008, the Company issued 4,500,000 shares of restricted common stock at a fair value of $90,000 for consultancy services.

On February 15, 2008, the Company also issued 4,500,000 shares of restricted common stock in exchange for 3,800,000 of common stock which were issued before the reverse merger.


NOTE 6    RELATED PARTY TRANSACTIONS

Five related companies and two related persons owed the Company an aggregate of $500,572 as of March 31, 2008 for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,295,153 to two former stockholders of Chang Jiang as of March 31, 2008 for advances made to the Company on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 5% per annum on the amounts due.

The Company owed $2,603,732 to four related companies as of March 31, 2008 for advances made to the Company on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 5% per annum on the amounts due.

Total imputed interest recorded as additional paid-in capital amounted to $57,797 and $41,342 for the three months ended March 31, 2008 and 2007 respectively.

NOTE 7   SEGMENTS REPORTING

The Company operates in two reportable segments; theme park and mining. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company's segment information:


			 				 Theme park 	  Mining 	   Total
							-----------	----------	-----------
As of March 31, 2008

Loss from continuing operations before income
	taxes and minority interests			$   875,139	$   24,584 	$   899,723

Depreciation of fixed assets			 	      8,590 	       328 	      8,918

Amortization of intangible assets			     97,523 		 -   	     97,523

Imputed interest expense			 	     57,797 		 -   	     57,797

Interest income			 			        144 	       290 		434

Additions to long-lived assets			 		  -   	     6,054 	      6,054

Land use rights			 			 17,339,824 		 -   	 17,339,824

Total identifiable assets				$21,959,050 	 $ 194,699 	$22,153,749

As of March 31, 2007

Loss from continuing operations before income
	taxes and minority interests			$   203,173 	 $ 	 -   	$   203,173

Depreciation of fixed assets			 	      6,625 		 -   	      6,625

Amortization of intangible assets			     90,047 		 -   	     90,047

Imputed interest expense			 	     41,342 		 -   	     41,342

Interest income						        182 		 -   		182

Loss on disposal of discontinued operations		  7,867,999 		 -   	  7,867,999

Additions to long-lived assets				     14,651 	       678 	     15,329

Land use rights			 			 16,091,524 		 -   	 16,091,524

Total identifiable assets				$19,398,742 	 $ 265,482 	$19,664,224




All of the Company's long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8   CONCENTRATIONS AND RISKS

During the three months ended March 31, 2008 and 2007, 100% of the Company's businesses and assets were located in China.


NOTE 9    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $12,677,797 at March 31, 2008 which includes a net loss of $882,995 for the three months ended March 31, 2008. The Company's current liabilities exceed its current assets by $6,203,721 and the Company used cash in operations of $789,638. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

On February 4, 2008, (the "Closing Date") we acquired HONGKONG WAH BON ENTERPRISE LIMITED ("Wah Bon") and its three subsidiaries: SHAANXI TAI PING YANG XIN NENG YUAN DEVELOPMENT COMPANY LIMITED ("Tai Ping Yang "); SHAANXI CHANG JIANG SI YOU NENG YUAN FA ZHANG GU FENG YOU XIANG GONG SI ("Chang Jiang") and DONGFANG MINING COMPANY LIMITED ("Dongfang"). Wah Bon owns 100% of Tai Ping Yang. Tai Ping Yang owns 97.2% of Chang Jiang; and Chang Jiang owns 60% of Dongfang. The minority interests represent the minority shareholders' 2.8% and 41.68% share of the results of Chang Jiang and Dongfang Mining respectively.


We replaced our Board of Directors and officers. A filing on Form 14F was filed with the Securities & Exchange Commission on December 7, 2007. The new directors are all located in China, and the officers of Dongfang are familiar with the mining industry in China. All of our assets are in China.


Our subsidiary, Chang Jiang, had acquired a 60% interest in Dongfang Mining in two separate transactions. On February 5, 2007 we acquired 40% of the net assets of Dongfang Mining.The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining have been included in the consolidated statements of operation and comprehensive losses after the effective date of the acquisition of February 5, 2007.



   The preliminary allocation of 40% of the net assets of Dongfang Mining acquired is as follows:

Cash and cash equivalents 				$   227,233
Other receivables and prepaid expenses			     46,309
							-----------
Total current assets					    273,542

Fixed assets, net					      7,432
							-----------
Total assets						    280,974
Less: Accounts payable and accrued liabilities		     (3,223)
	    Due to a stockholder			   (273,444)
							-----------
Net assets acquired					      4,307
Minority interest					     (1,723)
Additional paid in capital				       (861)
Less: Consideration for acquisition			 (3,117,267)
							-----------
Goodwill						$(3,115,544)
							-----------


Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:


Total cash consideration			$	 3,117,267
Less: cash consideration payable			(1,872,131)
						------------------
Cash consideration paid					 1,245,136
Less: cash and cash equivalents acquired		  (227,233)
						------------------
Net cash outflow				$	 1,017,903
						------------------


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

In   accordance  with  SFAS   No.  142 "Goodwill and other intangible  assets",
goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from th e acquisition of Dongfang Mining and concluded there was no impairment to the carrying value of the goodwill in this reporting period.

On March 22, 2007, the Company entered into an agreement with a principal stockholder of the Company to exchange the Company's 92.93% interest in Shaanxi Wetland Park Company Limited ("Huanghe") for 20% equity interest in Dongfang Mining owned by the stockholder. The acquisition of 20% of Dongfang Mining from the related party was accounted for as a purchase under common control. As a result of these transactions we recorded goodwill of $3,115,544 in the balance sheet of the Company.




The operations of Huanghe have been reclassified as discontinued  operations in the  accompanying  consolidated  statements  of  operations for the year  ended

December 31, 2006 and are summarized as follows:




Operating expenses			$	 (282,728)

Loss from operations			$	 (291,885)

Net loss				$	 (291,885)



The detailed information on the loss on disposal of Huanghe is as follows:

Cash and cash equivalents				$   1,406,430
Other current assets					       31,687
Fixed assets, net					      349,024
Land use rights					 	    8,987,826
							-------------
Total assets					 	   10,774,967
Less: Accounts payable and accrued liabilities		     (205,800)
	    Due to related parties			   (1,618,037)
	    Due to a stockholder			       (4,726)
	    Minority interests				     (918,343)
							-------------
Book value of net assets disposed			    8,028,061
20% of book value of net assets of Dongfang
Mining exchanged
					 			 (827)
							-------------
Loss on disposal of Huanghe				$   8,027,234
							=============
Net cash outflow on disposal of subsidiary

Proceed from disposal					$	    -
Cash and cash equivalent disposed			   (1,406,430)
							-------------
Net cash outflow					$  (1,406,430)
							=============



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

The following is a summary of land use rights at March 31, 2008:


Cost					$	 18,635,328
Less: accumulated amortization			 (1,295,504)
					-------------------
Land use rights, net			$	 17,339,824
					===================


The land use rights are amortized over fifty years of the term of leases. The amortization expense for the three months ended March 31, 2008 and 2007 was $97,523 and $90,047 respectively.

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

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $12,677,797 at March 31, 2008 which includes a net loss of $882,995 for the three months ended March 31, 2008. The Company's current liabilities exceed its current assets by $6,203,721 and the Company used cash in operations of $789,638. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Theme Park Segment

We originally planned to construct a theme park business on the parcel but have delayed those plans while we direct our resources on the mining opportunities. Therefore most of our assets are recorded in the theme park segment of financial statements although this is no longer the primary focus of the Company.

The theme park segment incurred losses of $875,139 during the three months ended March 31, 2008 and $203,173 during the three months ended March 31, 2007. Since the land use right was originally conveyed for a theme park business, the theme park segment carries the amortization costs of the land use right. These costs were $97,523 for the three months ended March 31, 2008 and $90,047 for the three months ended March 31, 2007. This segment also incurs imputed interest expense from loans from related parties. Total imputed interest recorded as additional paid-in capital amounted to $57,797 and $41,342 for the three months ended March 31, 2008 and 2007



                              PLAN OF OPERATIONS


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


LIQUIDITY AND CAPITAL RESOURCES

General: Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies. These companies operated video poker machines located in truck stops in Louisiana. Effective August 20, 2001, the Company sold its interests in these companies. From that time until 2008 the Company was engaged in searching for a suitable candidate for acquisition. On February 4, 2008 the Company acquired Wah Bon Hongkong and its subsidiaries that are primarily engaged in the mining industry in the People's Republic of China.

General Condition. The Company ended the quarter with cash and cash equivalents of $254,214, $557,679 in other current assets and prepayments and $500,572 due from related companies. There were $256,408 in furniture and equipment (net). The Company had $17,339,824 at the end of the quarter in land use rights which represents the unamortized portion of the land use grant. Total assets at the end of the quarter were $22,153,749. Total assets improved approximately $355,993, from $21,797,756 at December 31, 2007 to $22,153,749 at
March 31, 2008. This increase is largely due to the gain on translation of the net value of the land use rights in China from RMB to US Dollars.

The Company liquidated the accrued interest receivable and note receivable in conjunction with the closing of the acquisition. The Company had accrued notes payable to its prior CEO, Mr. E. H. Hawes, II that were liquidated at closing pursuant to an Assignment, Bill of Sale and Assumption Agreement between the Company and Mr. Hawes (the "Assignment Agreement"). The Company had previously assigned a Note Receivable from Daylighting, Inc. to Mr. Hawes in consideration of certain advances made by Mr. Hawes. Under the Assignment Agreement and related documents Mr. Hawes released the notes payable to him from the Company in exchange for the assignment of the Daylighting, Inc. note payable and $170,000 in cash paid at closing for consulting services up to the date of the closing. Mr. Hawes further agreed to liquidate payables of the Company as of the closing date.

Total current liabilities were $7,516,186 at March 31, 2008 and consist of accounts payable of $2,016,452, notes payable of $573,146, due to stockholders of $2,295,153, due to related companies of $2,603,732, and preferred stock debenture of $12,700 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $7,044,519 at December 31, 2007 to $7,516,186 at quarter ended March 31, 2008. This increase was due primarily to additional borrowings from stockholders and related parties.

As part of the closing the Company issued 500,000 shares of Series C convertible preferred stock ($0.001 par value) and 9,000,000 pre-reverse split shares of common stock. Each share of preferred stock is permitted votes equal to 1,218 shares of common stock and each share will be automatically converted to common stock at a ratio of 1,218 shares of common stock for each share of preferred stock. As of closing the Board also approved a 10 for 1 reverse stock split of the issued and outstanding shares of Common Stock to be consummated subsequent to the closing so as to effectively lower the number of issued and outstanding shares of Common Stock prior to closing to no more than 2,421,606 shares of common stock issued and outstanding. A definitive Information Statement pursuant to 14C of the Securities Act was filed with the Securities & Exchange Commission on May 6, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $789,638 for the three-month period ended March 31, 2008 was primarily attributable to a net loss of $882,995, the adjustments to reconcile the net loss to net cash, including depreciation expense of $8,918, amortization expense of $97,523, imputed interest expense of $57,797, and minority interest of $16,728. Receivables decreased by $2,893 and payables and other liabilities were $141,260.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by investing activities of $188,480 for the three-month period ended March 31, 2008 was primarily attributable to repayment of note receivable of $133,000 and due from related parties of $61,534.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $340,714 was provided by financing activities in the three-month period ended March 31, 2008 was largely attributable to an increase in the amount due to stockholders to $352,000 which was a slight decrease in amounts due to related parties of $11,286.

FINANCING. We are an exploration stage company and have not generated any revenues as of March 31, 2008 with $254,241 of cash and cash equivalents on our balance sheet. Given our current cash usage rate, it is likely that our available cash on hand will be insufficient to sustain our operations beyond December 2008 unless we obtain the permit for extraction and excavation of the minerals in our land use right area.

We have financed the Company from loans and advances from stockholders and our Board of Directors has indicated that they will continue to fund the Company during its exploration stage. We have no assurance that these persons will agree to do so or be financially able to do so when the need arises. We nontheless believe that our pro-forma working capital on hand as of the date of this report, along with further reductions in operating expenses, will provide us with the capital we need through year end 2008.

We continue to expect the approval of the license to permit excavation in 2008 and the commencement of revenue generation, although we have not assurances that this will occur. As part of the Company's contingency planning efforts, we are continuing to explore financing alternatives to maximize shareholder value, such as raising capital through private or public offerings during 2008. We have yet obtained any commitments or formalized any plans to address these contingencies and there is no assurance that the Company will be successful in these endeavors if we do so..

INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY. We will actively pursue all potential financing options as we look to secure additional funds to stabilize our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008, to the three months ended March 31, 2007.

Operating Expense

The Company recorded  an  operating  loss  of  $830,939  compared  to a loss of
$162,013 at March 31, 2007. The loss was comprised of general and administrative costs during the three months ended March 31, 2008 of $78,771, compared to an operating loss of $54,091 also comprised of general and administrative costs for the three months ended March 31, 2007. Legal and professional fees increased from $11,250 for the three months ended March 31, 2007 to $645,727 for the three month period ended March 31, 2008. This increase in almost entirely associated with the costs of the reverse acquisition of Wah Bon Hongkong and the various counsel and consultants in the U. S., China and Hong Kong. Depreciation increased to $8,918 for the quarter ended March 31, 2008 as compared to $6,625 for the quarter ended March 31, 2007. Land use rights amortization increased to $97,523 for the quarter ended March 31, 2008 from $90,047 for the quarter ended March 31, 2007. The operating loss increase was largely associated with the expenses of the reverse acquisition and closing that occurred on February 4, 2008. This largely accounts for the loss from continuing operations from $203,173 for the three months ended March 31, 2007 to $882,995 for the three months ended March 31, 2008.



Other Expenses

Other expenses increased from $41,160 for the quarter ended March 31, 2007 to $68,784 for the quarter ended March 31, 2008. The Company incurred interest expense of $11,421 for the three months ended March 31, 2008, compared to none for the three months ended March 31, 2007. Imputed interest expense also increased from $41,342 for the three months ended March 31, 2007 to $57,797 for the three months ended March 31, 2008. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income

The Company recorded interest income of $434 for the three months ended March 31, 2007, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., which note and interest were assigned to the Company's former CEO, Mr. E. H. Hawes, II, at closing.

Discontinued Operations

For the three months ended March 31, 2007 the Company disposed of a subsidiary which occasioned a loss from discontinued operations of $7,867,999. There was no such loss for the three months ended March 31, 2008.

Net Loss

The net loss for the three months ended March 31, 2007 $7,878,603 as compared to a net loss of $882,995 for the three months ended March 31, 2008. This is attributable to the loss arising from the discontinued operations during the quarter ended March 31, 2007, despite a larger loss from operations for the quarter ended March 31, 2008.

Other Comprehensive Income

The Company experienced an improvement in the foreign exchange translation gains from $187,195 for the three months ended March 31, 2007 to $610,858 for the three months ended March 31, 2008.

Comprehensive Loss

The comprehensive loss for the three months ended March 31, 2007 was $7,878,603 as compared to a comprehensive loss of $272,137 for the three months ended March 31, 2008.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.


CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ending March 31, 2008, Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ending March 31, 2008. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

In May, 2008, we engaged Greg Lamb, CPA of Dallas, Texas to review our internal controls and to make recommendations to the Board of Directors as to changes in policy or procedure that may be needed to maintain effect internal controls. We undertook this engagement to consolidate the policies and procedures of the Company during its period as a "shell" as defined by Section 12b (2) of the Securities Act of 1934 with the policies and procedures employed by the Company in its operations conducted in the People's Republic of China, as well as changes that may be advisable in light of the Company's recent acquisition of Wah Bon Hongkong and its subsidiaries. We expect Mr. Lamb's report to be complete by the end of May, 2008.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.
Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

              NORTH AMERICAN GAMING ANDENTERTAINMENT CORPORATION


May 20, 2008

/s/ Chen Weidong, President

------------------------------
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)