Form 10-Q
period 2008-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2008-08-13
CIK 29952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended June 30, 2008

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2008: 33,216,058
Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]



                                  Table of Contents

      10-Q - NORTH AMERICAN GAMING AND ENTERAINMENT CORPORATION FORM 10-Q


PART I

ITEM 1.	FINANCIAL STATEMENTS						1
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4T.CONTROLS AND PROCEDURES						14


PART II

Items 1 through 5 not applicable.
ITEM 6.	EXHIBITS							16

SIGNATURES								16

EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)











ITEM 1.	FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION




NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS


								  June 30,		December 31,
								   2008			    2007
	ASSETS							 unaudited
								----------		----------

CURRENT ASSETS
   Cash and cash equivalents			          	   193,365 	           479,241
   Notes receivable				                    	 -   	           133,000
   Other current asset and prepayment 			           843,186 	           532,584
   Due from related companies			       		 1,084,722 	           540,964
								----------		----------
TOTAL CURRENT ASSETS				       		 2,121,273 	         1,685,789
								----------		----------
FURNITURE AND EQUIPMENT NET				           253,413 	           252,941
								----------		----------
LAND USE RIGHT					     		17,650,117 	        16,743,482
								----------		----------
GOODWILL						       	 3,322,214 	         3,115,544
								----------		----------
TOTAL ASSETS					     		23,347,017 	        21,797,756
								==========		==========

	LIABILITY AND SHAREHOLDER'S EQUITY

CURRENT LIABILITY
   Other payable and accrual expense			       	 2,039,893 	         2,074,561
   Notes payable				          	   573,146 	           573,146
   Due to stockholder				       		 2,610,185 	         1,858,217
   Due to related company				       	 3,396,834 	         2,510,892
   Preferred stock debeture				            12,700 	            12,700
   Preferred stock dividend payable			            15,003 	            15,003
								----------		----------
TOTAL CURRENT LIABILITY				       		 8,647,761 	         7,044,519
								----------		----------
COMMITMENT AND CONTIGENCY				                 -
								----------		----------
MINORITY  INTEREST					           637,233 	           619,747
								----------		----------
STOCKHOLDERS' EQUITITY
   Series C convertible preferred stock ($0.001 per value)
     10,000,000 shares authorized, 500,000 share issued	             5,000 	             5,000
     and oustanding as of June 30, 2008
   Common stock($0.01 per value,100,000,000 shares authorized,
     50,788,552 shares issued, 33,216,058 shares outstanding	   507,886 	           417,886
     as of June 30, 2008; and 41,788,552 shares issued,
     24,216,058 outstanding as of December 31, 2007)
   Additional paid-in capital				     	23,553,781 	        23,523,678
								----------		----------
   Treasury stock, 17,572,494 shares, at cost		          (489,258)	          (489,258)
								----------		----------
   Accumulated deficits during the exploration stage 	       (12,942,021)	       (11,794,802)
								----------		----------
   Accumulated other comprehensive income 		       	 3,426,635 	         2,470,986
								----------		----------
TOTAL STOCKHOLDERS' EQUITY				     	14,062,023 	        14,133,490
								----------		----------
LIABILITIES AND STOCKHOLDERS' EQUITY			     	23,347,017 	        21,797,756
								==========		==========


The accompanying notes are an integral part of these condensed consolidated financial statements.





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
(UNAUDITED)


					   Six months ended June		   Three months ended June
					    2008	    2007		    2008	    2007
					-----------	-----------		-----------	-----------

OPERATING EXPENSES
   General and administrative expenses	    118,225 	     77,734		     39,454 	     35,688
   Legal and professional fee	            672,794 		                     27,067
   Depreciation		              	     18,270 		                      9,352
   Amortization of Land use right	    198,410 		                    100,887
					-----------	-----------		-----------	-----------
Total Operating Expenses	       	  1,007,699 	     77,734 	            176,760 	     35,688
					-----------	-----------		-----------	-----------
LOSS FROM OPERATIONS		      	 (1,007,699)	    (77,734)	           (176,760)	    (35,688)
					-----------	-----------		-----------	-----------
OTHER INCOME (EXPENSES)
   Interest income		                764 	      5,985 	                330 	      2,992
   Interest expenses		            (22,842)	    (21,361)	            (11,421)	    (10,987)
   Imputed interest expenses	           (145,018)	    			    (87,221)
					-----------	-----------		-----------	-----------
Total Other Expenses		           (167,096)	    (15,376)	             98,312 	     (7,995)
					-----------	-----------		-----------	-----------
LOSS
BEFORE MINORITY INTEREST	         (1,174,795)	    (93,110)	           (275,072)	    (43,683)
   Minority interests		             27,576 		                     10,848
					-----------	-----------		-----------	-----------
NET LOSS			         (1,147,219)	    (93,110)	           (264,224)	    (43,683)
					-----------	-----------		-----------	-----------
OTHER COMPREHENSIVE INCOME	            955,649 	   			    344,791 	          -
					-----------	-----------		-----------	-----------
COMPREHENSIVE LOSS		           (191,570)	    (93,110)	             80,567 	    (43,683)
NET LOSS PER SHARE
   Basic		          	   (0.04335)	  	                    (0.0134)
   Diluted		          	   (0.00181)	    (0.0002)	            (0.0004)	    (0.0001)
Weighted average number of shares
outstanding
   during the period - basic 	      	 26,466,904 		  0	       	 19,717,750 		  0
   during the period - diluted	     	635,466,904	609,000,000		628,717,750	609,000,000



The accompanying notes are an integral part of these condensed consolidated financial statements.





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

								       Six months ended June 30,
									   2008		  2007
								       ----------	-------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss						     	       (1,147,219)	(93,110)
Adjusted to reconcile net loss to net cash (used in)
provided by operating activities:
   Loss on disposal of discontinued operations
								       ----------	-------
   Stock issued for services			            		   90,000
   Depreciation				            			   18,270 	    764
								       ----------	-------
   Amortization of land use rights			          	  198,410
								       ----------	-------
   Imputed interest expenses			          		  145,018
   Changes in operating assets and liabilities (Increase) decrease in: 	        -
   Other current assests and prepayments 			         (310,602)	 (5,985)
   Other payables and accrued expense			          	  (34,667)	 22,162
								       ----------	-------
Net cash (used in) provided by operating activities		       (1,040,791)	 16,941
								       ----------	-------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment of note receivable			          		  133,000
   Purchase of furniture and equipment			            	   (6,054)
   Due from related parties				        	 (543,758)
								       ----------	-------
Net cash provided by (used in) investing activities			 (416,812)	      -
								       ----------	-------
CASH FLOWS FROM FINANCING ACTIVITIES
   Due to stockholders				          		  751,968
   Due to related parties				          	  885,942
   Repayment of note payables				     		   75,500
								       ----------	-------
Net cash provided by financing activities				1,637,910 	 75,500
								       ----------	-------
EFFECT OF EXCHANGE RATES ON CASH			        	 (466,183)
NET DECREASE IN CASH AND CASH EQUIVALENTS			         (285,876)	   (669)
CAHS AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		          479,241 	    784
CAHS AND CASH EQUIVALENTS AT END OF PERIOD		          	  193,365 	    115
								       ==========	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 15, 2008, the Company issued 4,500,000 shares of restricted common stock in exchange for 3,800,000 shares of common stock which were issued before the reverse merger.

No addition or disposal of Land-use value for the six months ended June 30, 2008, which means the balances are both RMB130,860,100 at the end of December, 2007 and June, 2008. The increase of USD 1,186,844 (19,078,451-17,891,607=
1,186,844) represents the exchange gain during the first half year. The goodwill of RMB 22,787,401 represents the difference between investment of the Dongfeng booked by Changjian and the equity of Dongfeng. The Balance is the same for the end of December 2007 and June 2008 in RMB. And the increase of USD206,670(3,322,214-3,115,544=206,670) was the Exchange gain of the first half year.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF June 30, 2008
                                  (UNAUDITED)

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

       In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2008, the results of operations for the six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

       North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as (the "Company").


NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and 2007 include the unaudited financial statements of North American, 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 58.32% owned subsidiary Dongfang
Mining. The minority interests represent the minority shareholders' 2.8% and 41.68% share of the results of Chang Jiang and Dongfang Mining respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4    COMMITMENTS AND CONTINGENCIES

Commitments

The  Company  leases  office   space  from  a  third  party under  an operating
lease which expired on May 31, 2008 at a monthly rental of $3,484. No new lease has been signed.

NOTE 5    STOCKHOLDERS' EQUITY

On February 15, 2008, the Company issued 4,500,000 shares of restricted common stock at a fair value of $90,000 for consultancy services.

On February 15, 2008, the Company also issued 4,500,000 shares of restricted common stock in exchange for 3,800,000 of common stock which were issued before the reverse merger.


NOTE 6    RELATED PARTY TRANSACTIONS

The related companies owed the Company $1,084,722 as of June 30, 2008 for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,301,432 to two former stockholders of Chang Jiang and $899,975 to zhang hongjunas as of June 30, 2008 for advances made to the Company on an unsecured basis,repayable on demand and interest free. Imputed interest is charged at 7% per annum on the amounts due.

The Company owed $1,813,729 to five related companies as of June 30, 2008 for advances made to the Company on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 5% per annum on the amounts due.

Total imputed interest recorded as additional paid-in capital amounted to $169,286 for the six months ended June 30, 2008.

NOTE 7   SEGMENTS REPORTING

The Company operates in only one reportable segment; mining. Though the land use right accounts for most of the assets owned by the company, the company has targeted mining now and new energy in the near future. All of the Company's long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8   CONCENTRATIONS AND RISKS

During the six months ended June 30, 2008 and 2007, 100% of the Company's businesses and assets were located in China.

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

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $12,942,021 at June 30, 2008 which includes a net loss of $264,224 for the three months ended June 30, 2008. The Company's current liabilities exceed its current assets by $6,526,489. These factorsraise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following is a summary of land use rights at June 30, 2008:


Cost                                    $     19,078,450.52
Less: accumulated amortization                (1,428,333.19)
                                        -------------------
Land use rights, net                    $     17,650,117.33
                                        ===================


The land use rights are amortized over fifty years of the term of leases. The amortization expense for the three months ended June 30, 2008 and 2007 was $100,887 and zero respectively.

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


                              PLAN OF OPERATIONS


Our efforts over the next twelve months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain the gold mining license before the end of 2008 and expect to commence extraction operations shortly thereafter.

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

Our plan over the next twelve months is: 1. to obtain the gold mining license and then to obtain the lead & zinc mining license; 2. to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with Specific implementation methods which are as follows:

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

   -  Continue construction.

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

General Condition. The Company ended the quarter with cash and cash equivalents of $193,365, $843,186 in other current assets and prepayments and $1,084,722 due from related companies. There were $253,412 in furniture and equipment (net). The Company had $17,650,117 at the end of the quarter in land use rights which represents the unamortized portion of the land use grant. Total assets at the end of the quarter were $23,347,017. Total assets improved approximately $1,549,261 from $21,797,756 at December 31, 2007 to $23,347,017 at June 30, 2008. This increase is largely due to the gain on translation of the net value of the land use rights in China from RMB to US Dollars.

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

Total current liabilities were $8,647,762 at June 30, 2008 and consist of note payable of $573,146, other payable of $2,039,894, due to stockholders of $2,610,185, due to related companies of $3,396,834, and preferred stock debenture of $12,700 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $7,044,519 at December 31, 2007 to $8,647,762 at quarter ended June 30, 2008. This increase was due primarily to additional borrowings from stockholders and related parties.

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

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $1,040,791 for the six-month period ended June 30, 2008 was primarily attributable to a net loss of $1,147,219 the adjustments to reconcile the net loss to net cash, including depreciation expense of $18,270, amortization expense of $198,410, imputed interest expense of $145,018, payables and other liabilities were $34,667.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by investing activities of $416,812 for the six-month period ended June 30, 2008 was primarily attributable to due from related parties of $543,758.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $1,637,910 was provided by financing activities in the three-month period ended June 30, 2008 was largely attributable to an increase in the amount due to stockholders to $751,968 and amounts due to related parties of $885,942.

FINANCING. We are an exploration stage company and have not generated any revenues as of June 30, 2008 with $193,365 of cash and cash equivalents on our balance sheet. Given our current cash usage rate, it is likely that our available cash on hand will be insufficient to sustain our operations beyond December 2008 unless we obtain the permit for extraction and excavation of the minerals in our land use right area.

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

We continue to expect the approval of the license to permit excavation in 2008 and the commencement of revenue generation, although we have not assurances that this will occur. As part of the Company's contingency planning efforts, we are continuing to explore financing alternatives to maximize shareholder value, such as raising capital through private or public offerings during 2008. We have yet obtained any commitments or formalized any plans to address these contingencies and there is no assurance that the Company will be successful in these endeavors if we do so.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2008, to the six months ended June 30, 2007.

Operating Expense

The Company recorded an operating loss of $1,174,795 compared to a loss of $93,110 at June 30, 2007. The loss was comprised of general and administrative costs of $118,225 during the six months ended June 30, 2008, compared to an operating loss of $93,110 also comprised of general and administrative costs of $77,734 for the six months ended June 30, 2007. Legal and professional fees increased to $672,794 for the six months ended June 30, 2008, which was the costs of reverse acquisition of Wah Bon Hongkong and the various counsel and consultants in the U. S., China and Hong Kong. Depreciation increased to $9,352 for the quarter ended June 30, 2008 as compared to zero for the quarter ended June 30, 2007. Land use rights amortization increased to $198,410 for the quarter ended June 30. The operating loss Increase was largely associated with the expenses of the reverse acquisition and Closing that occurred on February 4, 2008. This largely accounts for the loss From continuing operations from $93,110 for the six months ended June 30, 2007 to $1,174,795 for the six months ended June 30, 2008.


Other Expenses

Other expenses increased from $15,376 for the six months ended June 30, 2007 to $167,096 for the six months ended June 30, 2008. The Company incurred interest expense of $22,842 for the six months ended June 30, 2008, compared to $21,361 for the six months ended June 30, 2007. Imputed interest expense also increased from none for the six months ended June 30,2007 to $145,018 for the six months ended June 30, 2008. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income

The Company recorded interest income of $764 for the six months ended June 30, 2008, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., which note and interest were assigned to the Company's former CEO, Mr. E. H. Hawes, II, at closing.

Discontinued Operations

In September, 2007 the Company disposed of a subsidiary which occasioned a loss from discontinued operations of $7,867,999. There was no such loss for the six months ended June 30, 2008.

Net Loss

The net loss for the six months ended June 30, 2008 was $1,147,219 as compared to a net loss of $93,110 for the six months ended June 30, 2007. The increase of loss mainly came from the $672,794 of legal and professional fee incurred during the first half year of 2008.

Other Comprehensive Income

The Company experienced an improvement in the foreign exchange translation gains from none for the six months ended June 30, 2007 to $955,649 for the six months ended June 30, 2008. We translated the Report in RMB to that in USD by exchange rate of June,30,i.e. 6.8591 for B/S except the capital items, by average exchange rate of Quarter 2,i.e. 6.9364 for P/L items. The exchange rate for the capital and reserve items is that of the day when the capital and reserve occurred. And the loss for current period in B/S directly came from the P/L in USD. As a result, the difference after the translation in B/S was concluded as foreign exchange translation Gains in B/S.

Comprehensive Loss

The comprehensive loss fo the six months ended June 30, 2007 was $93,110 as compared to a comprehensive loss of $191,570 for the six months ended June 30, 2008.


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

In May, 2008, we engaged Greg Lamb, CPA of Dallas, Texas to review our internal controls and to make recommendations to the Board of Directors as to changes in policy or procedure that may be needed to maintain effect internal controls. We undertook this engagement to consolidate the policies and procedures of the Company during its period as a "shell" as defined by Section 12b (2) of the Securities Act of 1934 with the policies and procedures employed by the Company in its operations conducted in the People's Republic of country-region China, as well as changes that may be advisable in light of the Company's recent acquisition of Wah Bon Hongkong and its subsidiaries. We expect Mr. Lamb's report to be complete by the end of May, 2008.

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


July 30, 2008

/s/ Chen Weidong, President

------------------------------
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)