Form 10-Q
period 2008-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2008-11-14
CIK 29952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended September 30, 2008

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of  each  of  the  issuer's  classes  of
common  equity,  as  of   the  latest  practicable  date:  September 30,  2008:
33,216,058

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

EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)











ITEM 1. FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS


                                                                  Sept 30,	December 31,
                                                                   2008		2007
        ASSETS                                                   unaudited
                                                                ----------	-----------

CURRENT ASSETS
   Cash and cash equivalents                                       118,520	    479,241
   Notes receivable                                                      -	    133,000
   Other current asset and prepayment                              855,683	    532,584
   Due from related companies                                    1,177,585	    540,964
                                                                ----------	-----------
TOTAL CURRENT ASSETS                                             2,151,788	  1,685,789
                                                                ----------	-----------
FURNITURE AND EQUIPMENT NET                                        245,416	    252,941
                                                                ----------	-----------
Long term investment                                            293,328
                                                                ----------	-----------
LAND USE RIGHT                                                  17,653,100	 16,743,482
                                                                ----------	-----------
GOODWILL                                                         3,342,094	  3,115,544
                                                                ----------	-----------
TOTAL ASSETS                                                    23,685,726	 21,797,756
                                                                ==========	===========

        LIABILITY AND EQUITY

CURRENT LIABILITY
   Other payable and accrual expense                             1,907,323	  2,074,561
   Notes payable                                                   573,146	    573,146
   Due to stockholder                                            2,594,564	  1,858,217
   Due to related company                                        4,009,209	  2,510,892
   Preferred stock                                                  12,700	     12,700
   Preferred stock dividend payable                                 15,003	     15,003
                                                                ----------	-----------
TOTAL CURRENT LIABILITY                                          9,111,945	  7,044,519
                                                                ----------	-----------
COMMITMENT AND CONTIGENCY                                                -
                                                                ----------	-----------
MINORITY  INTEREST                                                 637,386	    619,747
                                                                ----------	-----------
STOCKHOLDERS' EQUITITY
   Series C convertible preferred stock ($0.001 per value)
     10,000,000 shares authorized, 500,000 share issued              5,000	      5,000
     as of September 30, 2008
   Common stock($0.01 per value,100,000,000 shares authorized,
     50,788,552 shares issued, 33,216,058 shares outstanding       507,886	    417,886
     as of September 30, 2008; and 41,788,552 shares issued,
     24,216,058 outstanding as of December 31, 2007)
   Additional paid-in capital                                   23,631,296	 23,523,678
                                                                ----------	-----------
   Treasury stock, 17,572,494 shares, at cost                     (489,258)	   (489,258)
                                                                ----------	-----------
   Accumulated deficits during the exploration stage           (13,240,664)	(11,794,802)
                                                                ----------	-----------
   Accumulated other comprehensive income                        3,522,135	  2,470,986
                                                                ----------	-----------
TOTAL  EQUITY                                      		13,936,395	 14,133,490
                                                                ----------	-----------
LIABILITIES AND STOCKHOLDERS' EQUITY                            23,685,726	 21,797,756
                                                                ==========	===========


The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)


                                           Nine months ended Sept	Three months ended Sept
                                            2008            2007	    2008           2007
                                        -----------     -----------	-----------     -----------

OPERATING EXPENSES
   General and administrative expenses      226,292         111,871	    108,067          34,138
   Legal and professional fee               672,882				 88
   Depreciation                              27,749			      9,479
   Amortization of Land use right           300,725			    102,315
                                        -----------     -----------	-----------     -----------
Total Operating Expenses                  1,227,648         111,871	    219,949          34,138
                                        -----------     -----------	-----------     -----------
LOSS FROM OPERATIONS                     (1,227,648)       (111,871)	   (219,949)        (34,138)
                                        -----------     -----------	-----------     -----------
OTHER INCOME (EXPENSES)
   Interest income                            1,339           8,977		575           2,992
   Interest expenses                        (23,004)        (33,049)	       (163)        (11,688)
   Imputed interest expenses               (238,775)			    (93,757)
                                        -----------     -----------	-----------     -----------
Total Other Expenses                       (260,440)        (24,072)	    (93,345)         (8,696)
                                        -----------     -----------	-----------     -----------
LOSS
BEFORE MINORITY INTEREST                 (1,488,088)       (135,943)	   (313,294)        (42,834)
   Minority interests                        42,226	     14,650
                                        -----------     -----------	-----------     -----------
NET LOSS                                 (1,445,862)       (135,943)	   (298,644)        (42,834)
                                        -----------     -----------	-----------     -----------
OTHER COMPREHENSIVE INCOME                1,051,148			     95,499               -
                                        -----------     -----------	-----------     -----------
COMPREHENSIVE LOSS                         (394,714)       (135,943)	   (203,143)        (42,834)
NET LOSS PER SHARE
   Basic                                   (0.05463)       (0.00561)	    (0.0113)       (0.00177)
   Diluted                                 (0.00228)	    (0.0005)
Weighted average number of shares
outstanding
   during the period - basic             26,466,904      24,216,058	 26,466,904      24,216,058
   during the period - diluted          635,466,904	635,466,904



The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Nine nmonths ended Sept 30,
                                                                           2008		   2007
                                                                        ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss								(1,445,862)       (135,943)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
   Loss on disposal of discontinued operations
                                                                        ----------      ----------
   Stock issued for services                                                90,000
   Depreciation								    27,749           1,169
                                                                        ----------      ----------
   Amortization of land use rights					   300,725
                                                                        ----------      ----------
   Imputed interest expenses						   238,775
   Changes in operating assets and liabilities (Increase) decrease in:				 -
   Other current assets and prepayments                              	  (323,098)	    (8,977)
   Other payables and accrued expense					  (167,238)         32,457
                                                                        ----------      ----------
Net cash (used in) provided by operating activities              	(1,278,949)	  (111,294)
                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment of note receivable						   133,000
   Purchase of furniture and equipment					    (8,044)
   Due from related parties						  (636,621)
                                                                        ----------      ----------
Net cash provided by (used in) investing activities                 	  (511,664)		 -
                                                                        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Due to stockholders							   736,347
   Due to related parties						 1,498,317
   Repayment of note payables						   		   112,500
                                                                        ----------      ----------
Net cash provided by financing activities                                2,234,664	   112,500
                                                                        ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH					  (804,772)
NET DECREASE IN CASH AND CASH EQUIVALENTS				  (360,721)    	     1,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       	   479,241	       784
CASH AND CASH EQUIVALENTS AT END OF PERIOD				   118,520     	     1,990
									==========	==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 15, 2008, the Company issued 4,500,000 shares of restricted common stock in exchange for 3,800,000 shares of common stock which were issued before the reverse merger.

No addition or disposal of Land-use value for the nine months ended Sept 30, 2008, which means the balances are both RMB130,860,100 at the end of December, 2007 and Sept, 2008. The increase of USD 1,301,007 (19,192,614-
17,891,607=1,301,007) represents the exchange gain during the three quarters. The goodwill of RMB 22,787,401 represents the difference between investment of the Dongfang Mining booked by Changjiang and the equity of Dongfang Mining. The Balance is the same for the end of December 2007 and Sept
chmetcnvTCSC0NumberType1NegativeFalseHasSpaceFalseSourceValue13UnitNamea2008 in
RMB.  And  the   increase   of USD226,550 (3,342,094-3,115,544=226,550) was the
Exchange gain during  the  three quarters.


NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF Sept 30, 2008
                                  (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted
in                                                                          the
chmetcnvTCSC0NumberType1NegativeFalseHasSpaceFalseSourceValue13UnitNameaUnited
States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at Sept 30, 2008, the results of operations for the nine months ended Sept 30, 2008 and 2007 and cash flows for the nine months ended Sept 30, 2008 and 2007. The results for the nine months ended Sept 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

These financial   statements   should   be   read   in   conjunction   with the
Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.


NOTE 2   ORGANIZATION

North American Gaming and Entertainment Corporation ("North American") wa incorporated under the laws of the State of Delaware in 1969. North American has had no operations or significant assets since incorporation to the year ended December 31, 2006.

Hong Kong Wah Bon Enterprise  Limited  ("Wah  Bon")   was incorporated  in Hong
Kong on July 7, 2006 as an investment holding company.

Shanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 with its principal activity as an investment holding company.

Chang Jiang Shi You Neng Yuan Fa Zhan Company Limited ("Chang Jiang") (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xian, PRC.

In August 2005, Chang Jiang contributed a piece of land valued at 7,928,532 in lieu of cash to the registered capital of Shanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shanxi Chang Jiang Petroleum and Energy Development Co., Limited and is engaged in the development of a theme park in Xian, PRC.

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

On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang for a cash consideration of $128,205. The acquisitions of Tai Ping Yang and placeChang Jiang were accounted for as a reorganization of entities under common control.

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

            North American, Wah bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as (the "Company").


NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of Sept 30, 2008 and 2007 include the unaudited financial statements of North American, 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 58.32% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 41.68% share of the results of Chang Jiang and Dongfang Mining respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4    COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space from a third party under an operating lease which expired on May 31, 2008 at a monthly rental of $3,484. No new leasing agreement has been signed and the Company continues to pay the rental month by month.

NOTE 5    STOCKHOLDERS' EQUITY

On February 15, 2008, the Company issued 4,500,000 shares of restricted common stock at a fair value of $90,000 for consultancy services.

On February 15, 2008, the Company also issued 4,500,000 shares of restricted common stock in exchange for 3,800,000 of common stock which were issued before the reverse merger.


NOTE 6    RELATED PARTY TRANSACTIONS

The related companies owed the Company $1,177,585 as of Sept 30, 2008 for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,407,789 to two former stockholders of Chang Jiang and $1,362,924 to zhang hongjun as of Sept 30,2008, an increase of $462,949 from June 30, 2008, for advances made to the Company on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 7% per annum on the amounts due.

The Company owed $1,882,410 to five related companies as of Sept 30, 2008 for advances made to the Company on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 7% per annum on the amounts due.

Total imputed interest recorded as additional paid-in capital amounted to $238,775 for the nine months ended Sept 30, 2008.

NOTE 7   SEGMENTS REPORTING

The Company operates in only one reportable segment; mining. Though the land use right accounts for most of the assets owned by the company, the company has targeted mining now and new energy in the near future. All of the Company's long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8   CONCENTRATIONS AND RISKS

During the nine months ended Sept 30, 2008 and 2007, 100% of the Company's businesses and assets were located in the PRC.

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

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,240,664 at Sept 30, 2008 which includes a net loss of $298,644 for the three months ended Sept 30, 2008. The Company's current liabilities exceed its current assets by $6,960,158. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued
operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11  THE INVESTMENT

In order to carry out the Corporate Strategy of developing the Petroleuem and New Energy, the Company invested RMB 2,000,000($293,328) to establish a new company named Shanxi Changjiang Petroleum and New Energy Co., Ltd in September, 2008, with Shanxi Changfa Industry Stock Co.,Ltd (the "Changfa"), The registered capital totals RMB 10,000,000(USD 293,328), in which the
Company owns 20%.,and Changfa the other 80% share. The Company has significant influence on the new Company as it assigned finance and Other directors in the new Company,and has recorded the investment under the equity method. The new Company had no income for the nine months ended September 30, 2008 and as the expense was not material, no adjustment has been made .

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

                                   OVERVIEW
We are an exploration stage mining company and we have had no revenues and donot expect revenues until we begin the process of extracting minerals which will not start until the end of 2008, if at all. We have sustained considerable losses from our exploration and other activities to date.

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

On February 4, 2008, (the "Closing Date") we acquired HONGKONG WAH BON ENTERPRISE LIMITED ("Wah Bon") and its three subsidiaries: SHAANXI TAI PING YANG XIN NENG YUAN DEVELOPMENT COMPANY LIMITED ("Tai Ping Yang"); SHAANXI CHANG JIANG SI YOU NENG YUAN FA ZHANG GU FENG YOU XIANG GONG SI ("Chang Jiang") and DONGFANG MINING COMPANY LIMITED ("Dongfang"). Wah Bon owns 100% of Tai Ping Yang. Tai Ping Yang owns 97.2% of Chang Jiang; and Chang Jiang owns 60% of Dongfang. The minority interests represent the minority shareholders' 2.8% and 41.68% share of the results of Chang Jiang and Dongfang Mining respectively.


We eplaced our Board of Directors and officers. A filing on Form 14F was filed with the Securities & Exchange Commission on December 7, 2007. The new directors are all located in China, and the officers of Dongfang are familiar with the mining industry in China. All of our assets are in China.


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

On March 22, 2007, the Company entered  into  an  agreement  with  a  principal stockholder of the Company to exchange the Company's 92.93% interest in chmetcnvTCSC0NumberType1NegativeFalseHasSpaceFalseSourceValue13UnitNameaShaanxi
Wetland Park Company Limited ("Huanghe") for 20% equity interest in Dongfang Mining owned by the stockholder. The acquisition of 20% of Dongfang Mining from the related party was accounted for as a purchase under common control. As a result of these transactions we recorded goodwill of $3,115,544 in the balance sheet of the Company.


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

The following is a summary of land use rights at Sept 30, 2008:


Cost                                    $     19,192,614
Less: accumulated amortization                (1,539,514)
                                        ----------------
Land use rights, net                    $     17,653,100
                                        ================


The land use rights are amortized over fifty years of the term of leases. The amortization expense for the three months ended Sept 30, 2008 and 2007 was $102,315 and zero respectively.

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


                              PLAN OF OPERATIONS


Our efforts over the next nine months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain the gold mining license before the end of 2008 and expect to commence extraction operations shortly thereafter.

To date we have financed our activities from loans received from related parties. Until we begin to generate revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans for the next nine(9) months or until the Company begins to generate revenues, whichever first occurs. Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next nine(9) months.

Our  plan  over the next nine months  is:    1.   to  obtain  the  gold  mining
license at the end of 2008 and then to obtain the lead & zinc mining license; 2. to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with Specific implementation methods which are as follows:

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

General Condition. The Company ended the quarter with cash and cash equivalents $118,520, $855,682 in other current assets and prepayments and $1,177,585 due from related companies. There were $245,416 in furniture and equipment (net). The Company had $17,653,100 at the end of the quarter in land use rights which represents the unamortized portion of the land use grant. Total assets at the end of the quarter were $23,685,725. Total assets improved approximately $1,887,969 from $21,797,756 at December 31, 2007 to $23,685,725 at Sept 30, 2008. This increase is largely due to the $462,949 borrowed from Zhang hongjun, the actual controller of the Company. The Company liquidated the accrued interest receivable and note receivable in conjunction with the closing of the acquisition. The Company had accrued notes payable to its prior CEO, Mr. E. H. Hawes, II that were liquidated at closing pursuant to an Assignment, Bill of Sale and Assumption Agreement between the Company and Mr. Hawes (the "Assignment Agreement"). The Company had previously assigned a Note Receivable from Daylighting, Inc. to Mr. Hawes in consideration of certain advances made by Mr. Hawes. Under the Assignment Agreement and related documents Mr. Hawes released the notes payable to him from the Company in exchange for the assignment of the Daylighting, Inc. note payable and $170,000 in cash paid at closing for consulting services up to the date of the closing. Mr. Hawes further agreed to liquidate payables of the Company as of the closing date.

Total current liabilities were $ 9,111,945 at Sept 30, 2008 and consist of note payable of $573,146, other payable of $1,907,323, due to stockholders of $2,594,564, due to related companies of $4,009,209, and preferred stock debenture of $12,700 and preferred stock dividends payable of $15,003. The Company's current liabilities increased from approximately $7,044,519 at December 31, 2007 to $9,111,945 at quarter ended Sept 30, 2008. This increase was due primarily to additional borrowings from stockholders and related parties.

As part of the closing the Company issued 500,000 shares of Series C convertible preferred stock ($0.001 par value) and 9,000,000 pre-reverse split shares of common stock. Each share of preferred stock is permitted votes equal to 1,218 shares of common stock and each share will be automatically converted to common stock at a ratio of 1,218 shares of common stock for each share of preferred stock. As of closing the Board also approved a 10 for 1 reverse stock split of the issued and outstanding shares of Common Stock to be consummated subsequent to the closing so as to effectively lower the number of issued and outstanding shares of Common Stock prior to closing to no more than 2,421,606 shares of common stock issued and outstanding. A definitive Information Statement pursuant to 14C of the Securities Act was filed with the Securities & Exchange Commission on May 6, 2008. Mr. Charles Barkley, the lawyer Of NAGM in America, is now dealing with the above issues of conversion of preferred stock and the 10 for 1 reverse stock split. According to the plan, both of the issues will be completed at the end of 2008.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $1,278,949 for the nine-month period ended Sept 30, 2008 was primarily attributable to a net loss of $1,445,862 the adjustments to reconcile the net loss to net cash, including depreciation expense of $27,749, amortization expense of $300,725, imputed interest expense of $238,775, payables and other liabilities were $167,238.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by investing activities
of   $511,664   for   the   nine-month   period   ended  Sept  30,   2008   was
primarily attributable to due from related parties of $ 636,621.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $2,234,664 was provided by financing activities in the nine-month period ended Sept 30, 2008 was largely attributable to an increase in the amount due to stockholders to $736,347 and amounts due to related parties of $1,498,317.

FINANCING. We are an exploration stage company and have not generated any revenues as of Sept 30, 2008 with $118,520 of cash and cash equivalents on our balance sheet. Given our current cash usage rate, it is likely that our available cash on hand will be insufficient to sustain our operations beyond December 2008 unless we obtain the permit for extraction and excavation of the minerals in our land use right area.

We have financed the Company from loans and advances from stockholders and our Board of Directors has indicated that they will continue to fund the Company during its exploration stage. We have no assurance that these persons will agree to do so or be financially able to do so when the need arises. We nonetheless believe that our pro-forma working capital on hand as of the date of this report, along with further reductions in operating expenses, will provide us with the capital we need through year end 2008.

We continue to expect the approval of the license to permit excavation in 2008 and the commencement of revenue generation, although we have not assurances that this will occur. As part of the Company's contingency planning efforts, we are continuing to explore financing alternatives to maximize shareholder value, such as raising capital through private or public offerings during 2008. We have yet to obtain any commitments or formaliz any plans to address these contingencies and there is no assurance that the Company will be successful in these endeavors if we do so.

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

RESULTS OF OPERATIONS

Comparison   of   the   nine   months  ended  Sept 30, 2008, to the nine months
ended Sept 30, 2007.

Operating Expense

The Company recorded an operating loss of $1,488,088 compared to a loss of $135,943 at Sept 30, 2007. The loss was comprised of general and administrative costs of $226,292 during the nine months ended Sept 30, 2008, compared to an operating loss of $135,943 also comprised of general and administrative costs of $111,871 for the nine months ended Sept 30, 2007. Legal and professional fees increased to $672,882 for the nine months ended Sept 30, 2008, which was the costs of the reverse acquisition of Wah Bon Hongkong and the various counsel and consultants in the U. S., China and Hong Kong. Depreciation increased to $9,479 for the quarter ended Sept 30, 2008 as compared to zero for the quarter ended Sept 30, 2007. Land use rights amortization increased to $102,315 for the quarter ended Sept 30. The operating loss Increase was largely associated with the expenses of the reverse acquisition and Closing that occurred on February 4, 2008. This largely accounts for the loss From continuing operations from $135,943 for the nine months ended Sept 30, 2007 to $1,488,088 for the nine months ended Sept 30, 2008.


Other Expenses

Other expenses increased from $24,072 for the nine months ended Sept 30, 2007 to $260,440 for the nine months ended Sept 30, 2008. The Company incurred interest expense of $23,004 for the nine months ended Sept 30, 2008, compared to $33,049 for the nine months ended Sept 30, 2007. Imputed interest expense also increased from none for the nine months ended Sept 30,2007 to $238,775 for the nine months ended Sept 30, 2008. The increase in interest expense is due to additional borrowings from related and unrelated parties.

Interest Income

The Company recorded interest income of $1,339 for the nine months ended Sept 30, 2008, related to interest income on the convertible secured promissory note with U.S. Daylighting, L.L.C., which note and interest were assigned to the Company's former CEO, Mr. E. H. Hawes, II, at closing.

Discontinued Operations

In September, 2007 the Company disposed of a subsidiary which occasioned a loss
from discontinued operations of $7,867,999.  There  was   no  such loss for the
nine months ended Sept 30, 2008.

Net Loss
The net loss for the nine months ended Sept 30, 2008 was $1,445,862 as compared to a net loss of $135,943 for the nine months ended Sept 30, 2007. The increase of loss mainly came from the $672,882 of legal and professional fee incurred during the past three quarters of 2008.

Other Comprehensive Income

The Company experienced an improvement in the foreign exchange translation gains from none for the nine months ended Sept 30, 2007 to $1,051,148 for the nine months ended Sept 30, 2008. We translated the Report in RMB to that in USD by exchange rate of Sept,30,i.e. 6.8183 for B/S except the capital items, by average exchange rate of Quarter 2,i.e. 6.8396 for P/L items. The exchange rate for the capital and reserve items is that of the day when the capital and reserve occurred. And the loss for current period in B/S directly came from the P/L in USD. As a result, the difference after the translation in B/S was concluded as foreign exchange translation Gains in B/S.

Comprehensive Loss

The  comprehensive loss for the  nine   months   ended   Sept  30,   2007   was
$135,943  as  compared   to   a  comprehensive  loss  of $ 394,714 for the nine
months  ended Sept 30, 2008.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.


CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ending September 30 , 2008, Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ending September 30 , 2008. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

We        will        engage        a        CPA        firm       in       the
United States to review our internal controls and to make recommendations to the Board of Directors as to changes in policy or procedure that may be needed to maintain effect internal controls. We will undertake this engagement to consolidate the policies and procedures of the Company during its period as a "shell" as defined by Section 12b (2) of the Securities Act of 1934 with the policies and procedures employed by the Company in its operations conducted in the People's Republic of China, as well as changes that may be advisable in light of the Company's recent acquisition of Wah Bon Hongkong and its subsidiaries. We expect the report to be complete by the end 2008.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a- 14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule
13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a- 14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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


October 31, 2008

/s/ Chen Weidong, President

------------------------------
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)