Form 10-K
period 2008-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2009-04-15
CIK 29952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                  (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                   EXCHANGE
                                 ACT OF 1934

                  For the fiscal year ended December 31, 2008

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


                    Seventeen Floor, Xinhui Mansion, Gaoxin Road,
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


The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $242,161 at December 31, 2008.

At December 31, 2008, the registrant had outstanding 24,216,058 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X


		  FOR FISCAL YEAR ENDED DECEMBER 31, 2008
                          FORM 10-KSB ANNUAL REPORT
                                    INDEX






PART I
Item 1.        DESCRIPTION OF BUSINESS                                           1
Item 2.        DESCRIPTION OF PROPERTY                                           19
Item 3.        LEGAL PROCEEDINGS                                                 20
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

PART II
Item 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
	       SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES       	 21
Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         21
Item 7.        FINANCIAL STATEMENTS                                              29
Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	       AND FINANCIAL DISCLOSURE                       			 30
Item 8A(T).    CONTROLS AND PROCEDURES                                           31
Item 8B.       OTHER INFORMATION                                                 32

PART III
Item 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                33
Item 10.       EXECUTIVE COMPENSATION                                            34
Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	       AND RELATED STOCKHOLDER MATTERS             			 36
Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    38
Item 13.       EXHIBITS                                                          40
Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                            41

SIGNATURES                                                                       43

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms                        F-1
Consolidated Balance Sheets                                                      F-3
Consolidated Statements of Operations                                            F-4
Consolidated Statements of Stockholders' Equity                                  F-5
Consolidated Statements of Cash Flows                                            F-6
Notes to Consolidated Financial Statements					 F-7


PART I


ITEM 1.DESCRIPTION OF BUSINESS




                           DESCRIPTION OF BUSINESS

GENERAL


North American Gaming and Entertainment Corporation ("North American") was incorporated under the laws of the State of Delaware in 1969. The Company changed its name from Western Natural Gas Company to North American Gaming and Entertainment Corporation on October 17, 1994 in connection with its merger with OM Investors, Inc. Until August 20, 2001, the Company was engaged in the video gaming business through its partial ownership of three operating companies that operated video poker machines located in truck stops inLouisiana. Effective August 20, 2001, the Company sold all of the Company's interest in the three operating companies. The Company did not liquidate as a result of the sale of its assets but began to seek business and acquisition opportunities, leading to the Transactions. Effective February 4, 2008, we acquired a controlling interest in Shaanxi Chang Jiang Si You Neng Yuan Fa Zhang Gu Feng You Xian Gong Si ("Chang Jiang"), a China corporation, in exchange for a controlling interest in the Company.


Since our acquisition of Chang Jiang our primary business activity is exploration and we expect to begin mining, processing and distributing gold, zinc, and lead in 2009. Currently all of our business is in the Shaanxi Province, China . We have engaged in exploration and expect to begin to operate mines in the Qinba Mountain Area at a geologic junction of "Shan, Zha, Zhen, Xun", which are the four primary metallogenic prospective areas in the Shaanxi Province. This region has historically contained reserves of high-grade minerals of gold, lead and zinc. As this has traditionally been a mining area, we believe we can meet our requirements for experienced miners and general labor teams at an attractive cost.


Chang Jiang was incorporated in the name of Weinan Industrial and Commercial Company Limited as a limited liability company in the PRC on March 19, 1999.The Company became a joint stock company in January 2006 with its business activities as an investment holding company and development of theme park in Xi'An, PRC. Beginning in August 2005, Chang Jiang contributed $7,928,532 by injection of certain land use rights in lieu of cash to the registered capital of Shaanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe.

1

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


As a result of  these  various  transactions,   the   resulting  company  as of
31/12/2008 is as follows:

       a.     Wah Bon owns 100% of Tai Ping Yang;

       b.     Tai Ping Yang owns 97.2% of Chang Jiang; and

       c.     Chang Jiang owns 60% of Dongfang Mining.

The members have limited liability for the obligations or debts of the entity.

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

We believe the increasing industrial capacity of China will continue to cause increased demand for industrial raw materials such as non-ferrous metals. We expect the price of zinc and lead will rebound in the near future, and continue to increase although prices may experience significant fluctuation.

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

At the end of 2008, the company finished the round survey of gold within the total area of .6.8 sq.km. And Began the particular survey on Feb 2009 by signing agreement with the No.1 exploration team of the geologic and mining exploration bureau of Shaanxi Province During the year,three valuable gold mines,located in the Jiao shan zhai have been indentified. The design of the particular survey on these 3 gold mines has been prepared and the company commenced the gold lode exploration before the year end.

The Company were on the rough survey stage on the zinc and lead in 2008. In Wei jia shan, Jiao shan zhai, and Shun jia he, where the rough survey had finished, 5 valuable Zinc and lead mines had identified to further survey. In other location within the Area, survey route had been identified and general forecast had been concluded.


The mining area covered by the Dongfang Parcel can be divided into three areas. Gold deposits are known in the area and management has estimated gold reserves at about 3-5 tons. Total reserves of lead and zinc ore in this region is 3-5 million tons, whose average grade is 8-15% and some even can reach as high as 45% based on the geologic studies

According to the report of May 16,2008, compiled by the No.1 exploration team of the geologic and mining exploration bureau of Shaanxi Province. the gold mine in Jiao shan zhai can reach the value of RMB 230,000,000 with the latest unit price of RMB 200 per gram. The potential value of the zinc and lead within the area can reach
RMB 4,800,000,000 with the latest unit price of 16,000 per ton.

As  a  result,  the  total  potential  value  of   the   mines  can  reach  RMB
5,000,000,000.

Nonferrous Metals - Zinc

Lead and zinc resources are relatively abundant around the world. There is no deposit only of zinc under natural conditions, and ordinarily zinc exists with metals such as lead, copper, or gold, in the form of polymetallic ore. China's mining sector has experienced strong growth since 2001. Investment in miningexploration totaled 316.2 billion yuan (42.6 billion U.S. dollars) in the first nine months of 2007 according to Wang Min, Vice Minister of Land and Resources. At the China Mining Conference 2007 (sponsored by China's Ministry of Land and Resources), it was reported that China's mining output doubled to $190 Billion for the period 2000-2005. Iron ore production increased 38% to 406 Million tons and nonferrous metals increased 18% during that period. Nonetheless, China is still a net importer of lead and zinc.

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

On August 1, 2008, China eliminated the 5% export tax rebate on #0 zinc, which decreases the export of zinc, increases the provide and ultimately worsen the market.

In 2007 China ranked 1st in the world both in zinc and lead production. The zinc output in China reached 3.72 million tons in 2007. increasing 17.8% compared to that of 2006 Calculated by the data in 2007, zinc output in China took up about 32.55% of the total global output

Worldwide zinc usage has increased from approximately 6.1 Million tons in 1985 to 11 Million tons in 2005. But only slightly increased to 11.4 million in 2007, and 11.75 million tons in 2008.Refers to the report of institute, CHR, the demand of zinc in 2010 may slightly decrease to 11.1 million tons.

The recession of zinc partly because of the financial crisis, partly came from the immoderate Development in the past several year. And the recession was considered the natural adjustment Of the industry. In the long run ,the demand increase will recover.

Average settlement prices for high grade zinc are listed below.

LONDON METAL EXCHANGE FOR HIGH GRADE ZINC  (ANNUAL  AVERAGE  SETTLEMENT  PRICES

2004    $1047.83
2005    $1381.55
2006    $3275.00
2007    $3250.00
2008    $1925.00

(US DOLLARS PER TON)

The 3 months zinc closing price of London metal exchange in March 12, 2009 was only $ 1,215 per ton, decreasing 46%, comparing that of 2008.

The  bid/ask  price for 15 months zinc the London Metals Exchange  on  May  17,
2009  was  $1,320  for  bid  and  $1,325  for  ask.       Source - London Metal
Exchange

There are 433 above-surface mine enterprises in China, distributing in 24 provinces, cities and autonomous regions all over the country, including 37 enterprises whose respective annual output of zinc concentrate is more than 10 thousand tons and the total output of which takes up 45% of the nation's total. In the first half of year 2008, zinc concentrate output of China was 1,430,700 tons and zinc output was 1,920,200 tons, increasing 6.11% and 21.13% respectively compared to those of 2007.

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


World lead usage has increased from 4 Million Tons in 1985 to 5 1/2 Million Tons in 2001. The forecasts are for increased usage up to approximately 6 Million tons. Usage slowed slightly from 1999 to 2004 as lawsuits in the U. S. over lead based paints and emissions forced closures and damages. Exide, a U.S. lead acid battery producer, was forced into bankruptcy and the Lead Industries Association in the U. S. ceased its operations. Both cited the lawsuits as the primary factor.


In 2007 China  ranked   the  first  in  the  production  of lead with the total
output   Of  2,757,400  tons  which accounted for 34% of the global  output.The
Worldwide demand is expected to be stable in the future several years.

In the first half of 2008, the lead output of China reached 1,453,500 ton, slightly increasing 7.42% comparing those of 2007.


The average closing prices for lead on the London Metals exchange are as follows:

LONDON METAL EXCHANGE FOR LEAD


             2006                       2007                      2008
            $1,355                     $2,375                    $2,175

(ANNUAL AVERAGE SETTLEMENT PRICES, (US DOLLARS PER TON)

Though the average settlement prices in 2008 still stayed above $ 2,000 per ton, actually the price at the end of 2008 has lower than $1,000, and fluctuate between $950 and $ 1,300 during the first quarter of 2009. The settlement price is $1,230 at march 12,2009.

The bid/ask price for 15 months lead on the London Metals Exchange on May 17, 2009 was $1,312 for bid and $1,317 for ask. Source - london Metal Exchange.

Gold

In 2008, the gross industrial output value realized by gold enterprises over the country was 282 ton, with a growth of 4.26% compared to the same period of last year; and the gross production had growed for 2005,2006 and 2007, with the grow rate of 5.51%,7.15% and 12.67%.

Gold is the rare metal, which makes it impossible to fluctuate much higher or lower in supply. The market forcasts the slight increase of supply in the near future.

It is estimated that gold consumption in China will increase from previous 200 tons per year to 400-500 tons over the next several years, which may influence the international gold market price to a certain extent.

Despite the recession of the global economy in 2008, the gold price increased from $833 per ounce in the beginning year to $880 per ounce at year end, with the higest Price of $1,032 per ounce. Going with the economy depression, more and more investors choose the gold as the priority.

LONDON METAL EXCHANGE FOR GOLD

	2004	2005	2006	2007	2008
	$435    $513    $632    $833	$880





Competition


Our competitors in the nonferrous metals markets are expected to be local and regional mining enterprise. Other companies in China that mine lead and zinc include Dongshengmiao Mining Industry Co, Ltd, Wancheng Trading & Mining Co., Ltd., Xinjiang Wuqia Tianzhen Mining Co., Ltd., and Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. These competitors have more experience in the operation of mines and mining activities and have superior financial resources than we do. China is still a net importer of lead and zinc along with the markets for many other non-ferrous metals. Since supply in general cannot meet demand we do not expect that we will have difficulty selling our ore for the near future. The gold market on a worldwide basis has seen large increases in demand since 2001, resulting in more than threefold increase in prices per ounce, from $435 in 2004 to $872 in 2008, according to the London Metals Exchange.China has traditionally protected its metallurgy industry with high tariffs,import quotas and restrictions on foreign ownership. These tariffs and import quotas were adopted to provide protections to companies such as ours that were part of the domestic industry in China. Due to WTO membership, China will lower tariffs, eliminate import quotas and permit more foreign competition, resulting in reduced protection for Chinese companies against foreign competitors. To maintain its WTO membership, China must gradually reduce these tariffs and quotas and commitments and permit foreign enterprises opportunities to sell and distribute in China. Eventually they will be eliminated altogether. This is expected to increase the effect of foreign competition and the importation of foreign products. We are unable to predict the effect these changes may have on our business, earnings, financial condition or the value of our properties and securities.

Government Regulation

We are subject to strict regulations imposed on mining companies in China. Regulations are issued or implemented by the Ministry of Land and Resources, a division of the China State Council, and similar land use offices at the local level. These regulations cover virtually all aspects of exploration and mining of natural resources in China.

Chinese mining companies must obtain two separate permits from the land resource divisions of the Provincial government. The first permit must be obtained before a mining enterprise can conduct exploring activities. The Company has obtained this license. The regulations also require a second mining license for extraction activities. We have obtained the first license for zinc, lead and gold.To maintain the licenses the Company must follow prescribed procedures in its exploring or mining activities.


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

The Company has applied for excavation licenses in area for gold zinc and lead mining within the land use area. The geographical locations for these sites are:

Eastern longitude: 109* 26' 30'' - 109* 38' 30''
Northern latitude: 32* 55' 45''  -  33 * 01 ' 00 ''


We expect to make application for the final required permits of gold by and expect to obtain final approval during 2009. Upon approval, we will have the right to mine the specified areas. We expect to apply for additional extraction licenses within the land use area that have yielded positive results upon the conclusion of the exploration.

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

    Minimum Industrial Grade 1.2 g / t

    The average grade of ore deposit 1.6 g / t

    The Minimum Mining Thickness  *0.8 M

    Thickness of the Interlayer to be Eliminated  *2.0 M

     When   the   ore   body   thickness  is smaller than  the  Minimum  Mining
Thickness, using m {multiply} g / t.

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

Employees

        As of March 31, 2009, we have 16 full-time employees. This includes 2 people in marketing, 1 in manufacturing, 4 in research and development and quality control, 2 in financial and accounting, and 7 in general management.
A breakdown of employees by subsidiary is below.




            Full-time	Marketing	Research and    Financial and   Manufacturing	Management
					development	accounting

CHANG JIANG        10       	2                  0                2               0		 6
DONG FANG           6           0                  4                0		    1            1
TAI PIN YANG        0           0                  0                0               0		 0
WAHBON              0           0                  0                0		    0            0
TOTAL              16           2                  4                2		    1            7




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

OUR INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have noted that there is substantial doubt that we can continue as a going concern As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,352,228 at December 31, 2008 which includes a net loss of $1,557,424 for the year ended December 31, 2007. The Company's current liabilities exceed its current assets by $7,713,247 and the Company used cash in operation of $922,059. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


The second permit is for exploitation, which permits excavation and sale of extracted minerals. The Company are ready to apply for the gold exploitation permit, but has not yet obtained. While government officials have informally suggested that the permit will be approved, there can be no assurance that the Company will successfully obtain the required permit. In that event, the value of our interest in the properties would be seriously impaired and would like result in a significant loss of value for the Company's assets as well as its securities.


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


The Company, through its subsidiaries, obtained a permit to begin exploratory efforts in 2003 and has not yet commenced actual mining of the land. We intend to commence gold extractions in 2009. We therefore have a very limited operating history upon which to base an evaluation of our business and prospects.


We have had no revenues and do not anticipate revenues until the exploitation permits are obtained, the mine infrastructure has been completed and the extraction of minerals has begun. As of December 31, 2008 and December 31, 2007, we had operating losses of $1,231,537 and $746,461 respectively. Net losses at December 31, 2008 and December 31, 2007 were $1,557,424 and $8,959,472, respectively. As of December 31, 2008 and December 31, 2007, we had comprehensive losses of $492,512 and $7,788,802, respectively.


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


In addition, the Company's largest asset is the net land use rights which was valued at $17,508,609. If we do not successfully develop the theme park segment, there is a risk that the value of our land use rights would be impaired or possibly even forfeited.


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

15
WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.



As of December 31, 2008 and December 31, 2007, we had current assets of $2,008,108 and $1,685,789 respectively. The remainder of our assets consists of land use rights that are illiquid. As we begin to implement our strategies to excavate the property and exploit the minerals, we will likely experience cash flow deficits and increased capital needs that may exceed our available capital. We may need to fund our future operations with additional funding. Our capital needs will depend on numerous factors affecting our profitability, including (i) the time and expense of ramp up of the extraction activities,
(ii) the amount and quality of minerals extracted, (iii) our ability to contain expenditures, especially for administrative and transportation costs, and (iv) the amount of our expenditures. We cannot assure you that we will be able to obtain funding in the future to meet our needs.

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


OUR  SENIOR MANAGEMENT TEAM  DOES NOT HAVE  ENOUGH   EXPERIENCE  IN  RUNNING  A
PUBLIC COMPANY AND WILL NEED TO PROCURE ASSISTANCE FROM PROFESSIONAL ADVISERS AND THIRD PARTIES AT ADDITIONAL EXPENSE.


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

MARKET PRICES FOR NON-FERROUS METALS FLUCTUATE AND COULD ADVERSELY AFFECT THE VALUE OF OUR COMPANY AND OUR SECURITIES.

Market prices for lead, zinc and gold, the metals we primarily intend to mine experience significant fluctuations in price. We are entering the business at a time that the prices of lead and zinc are extraordinarily low, and just one year ago the price were still on the extraordinarily high level, which means the value of the lead and zinc shrank 2/3 in a year. The profitability of our operations will be directly related to the prices we will be able to obtain in the marketplace. The market prices of lead, zinc, gold and non-ferrous metals are subject to factors beyond our control. These factors include changes in legal and regulatory requirements, changes in the exchange rates of the Renminbi and other currencies, worldwide economic recession, political and economic factors and variations in production costs among a number of other factors. A reduction in the price or demand for our metals would adversely impact our expected revenues.



THE CHINESE GOVERNMENT OWNS ALL LANDS IN CHINA, AND CHINA ISSUES LAND USE RIGHTS INSTEAD OF LEGAL TITLE TO THE PROPERTIES. THERE IS NO ASSURANCE THAT OUR RIGHTS TO THE PROPERTIES WILL NOT BE SUBJECT TO IMPAIRMENT OR LOSS.

Despite modernization efforts in many areas, China still adheres to a communist scheme for ownership of property that essentially vests title to the entire country in the Central Government. Rather than deeds or other evidence of ownership, land use rights are always subject to fixed periods of permitted land use. These periods are frequently 50 years and may be renewable under some circumstances. Our land use right is 50 years and is amortized over its life. We recorded accumulated amortization expense of $1,638,232 and $1,148,124 at December 31 2008 and 2007 respectively.

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

CHINA'S GROWTH HAD BEEN RAPIDLY ACCELERATING FOR THE PAST SEVERAL YEARS AND THE FINANCIAL CRISIS DIRECTLY DEPRESS THE ECONOMY CURRENTLY, WHICH IMPLYS THE COMING OF CONTRACTION BUSINESS CYCLE.

Essentially all of our business is located in China and will be conducted in China. We expect to sell all of our extracted minerals in China. The need for these minerals throughout the world is affected by the increasing demand in China. We are therefore depending on the continuation of the economic growth in China to maintain demand for our lead and zinc and, to a lesser extent, gold. The financial crisis abruptly and sharply slow down China's growth pace. The economy Contraction has adversely affected the non-ferrous metals industry. The stock price Came down with a great extent in a short time. Many Company in the industry had to Stock up the metals in order to lessen the impact.

Though the Chinese central government has recently stimulated the economy in all means, which may counteract some adverse effect. But the majority expected that the lower growth is unavoidable and the bottom of the economy has not yet reached. If the economic growth in China continue to slows or even reverses it would likely have an adverse effect on our business, its revenues and financial condition, and the value of our properties and securities. We cannot assure you when the economic turning point will come.


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


For more than a decade the exchange rate for the Renminbi ("RMB") was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2008, the rate was 6.8346 RMB for 1 US Dollar. Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.


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

17

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

The Company has issued 500,000 shares of Series C Convertible Preferred Stock in the exchange of securities that acquired our current assets and operations. Each share of Series C Preferred Stock carries the right to 1,218 votes per share. If each share is converted, the Series C Convertible Preferred Stock will be convertible into common stock at a rate sufficient to yield an aggregate of approximately 609Million common shares. Future conversion and sales of shares of our common stock or securities that are convertible into our common stock, could adversely affect the market price of our common stock. If any of our principal stockholders sells a large number of shares or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our principal stockholders might sell shares of common stock could further depress the market for our common stock.


THERE IS  A  LARGE  NUMBER  OF  PREFERRED  SHARES OUTSTANDING THAT WILL RECEIVE
PREFERENCES OVER THE COMMON STOCK IN THE DISTRIBUTION OF DIVIDENDS OR LIQUIDATED ASSETS AND VOTING RIGHTS, WHICH WILL LIMIT THE ABILITY OF THE COMMON STOCKHOLDERS TO HAVE AN EFFECTIVE VOICE IN THE MANAGEMENT OF THE COMPANY.


 The Company has 500,000 shares of Series C Convertible Preferred stock outstanding at the year end. Each of the preferred shares is entitled to receive preferential treatment in connection with the payment of dividends, distributions upon liquidation and voting rights. Each preferred share carries the right to vote the equivalent of 1,218 votes of common shares. Each preferred share will be automatically converted into 1,218 common shares upon approval and an amendment to the Certificate of Incorporation to increase the number of authorized shares. This effectively eliminates the ability of the common stock holders to participate in the management of the Company, such as the election of directors and corporate changes or conversions.


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

CORPORATE HEADQUARTERS Because of the maturity of the old lease, Our corporate headquarters removed to the the opposite mansion. The new location consists of 554 square meters located at Seventeen Floor, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, Postcode:710075. Our Telephone number Still is (86) 29-88331685 and our fax number of (86)29-88332335 has not changed. The headquarters are leased from Feb 30, 2009 to Jan 31, 2011 at a rental rate $11,029 per year.

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

20
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


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


CALENDAR YEARS         BY QUARTER          BID PRICE
--------------         ----------       --------------
                                         HIGH     LOW
                                        ------   -----

2008                     First          $0.035    0.01
                         Second           0.07    0.01
                         Third            0.14    0.05
                         Fourth           0.09   0.015


2007                     First          $0.023    0.08
                         Second          0.023    0.48
                         Third            0.03    0.10
                         Fourth           0.02   0.065

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 10-K.


                                   OVERVIEW

We are an exploration stage mining company and we have had no revenues and do not expect revenues until we begin the process of extracting minerals which will not start until 2009, if at all. We have sustained considerable losses from our exploration and other activities to date.

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

22
                                      2008		2007		2006
                                      -----------     -----------   -----------

Revenues                              		      $         -   $         -
                                      -----------     -----------   -----------
Net loss                              $(1,557,424)    $(9,247,007)  $(1,676,333)
                                      -----------     -----------   -----------
Net  loss per share - basic           $     (0.06)    $         -   $	      -
                                      -----------     -----------   -----------
Net loss  per  share  -  diluted                      $     (0.02)  $	      -
                                      -----------     -----------   -----------


     In accordance with SFAS No. 142 "Goodwill and other intangible assets", goodwill is not amortized but is tested for impairment. The Company are going to perform an assessment on goodwill arising from the acquisition of Dongfang Mining as the price of non-ferrous metals are going down and the whole industry are stagnant. We can not concluded that there was no impairment to the carrying value of the goodwill in this reporting period.

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

    The following is a summary of land use rights at December 31, 2008:


Cost                            $        19,146,841
Less: accumulated amortization           (1,638,232)
                                -------------------
Land use rights, net            $        17,508,609
                                ===================


The land use rights are amortized over fifty years of the term of leases. The amortization expense for the year ended December 31, 2008 and December 31, 2007 was $490,108 and $367,480 respectively.


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

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,352,228 at December 31, 2008 which includes a net loss of $1,557,424 for the year ended December 31, 2008. The Company's current liabilities exceed its current assets by $5,958,661 and the Company used cash of $916,535 in operations. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Theme Park Segment

We planned to become a shareholder of a theme park business before the first half year of 2009, but the theme park business shall not occupy much of our resources for it shall not be controlled by us. The Huanghe, a related Company, is one of our target enterprise. After about 4 years construction on the theme park located in the wetland of Huanghe River, the Company was expected to generate revenue in 2009.



                              PLAN OF OPERATIONS


Our efforts over the next twelve months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain that license before the end of 2009 and expect to commence extraction operations shortly thereafter.

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

Our plan for 2009 is to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration, in addition, enter in to new energy industry by acquisition ,such as electric power. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with drilling and tunnel exploration.

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

  -  Finish the rough survey of lead and zinc over the 6.8 square meter area;

  - Complete the particular survey of gold and obtain the exploitation licence Before year end.

     Enter into electric power industry by controlling the Changjiang electric Power & new emerge Co., ltd.


We believe we can find adequate skilled mining personnel in the region. We are also exploring possible joint venture or similar arrangements with one of the existing, competitive mining companies that are already operating in the mining area near our parcel. If so, we would reduce our need for the initial expenditures and the delay in commencing mining operations may be shortened.


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

        The Company is an exploration stage company and has not yet generated any revenue and consequently has also not generated any gross profit.

       OPERATING EXPENSES. Total operating expenses for the year ended December 31, 2008 increased to $1,231,537,from $746,461 for the year ended December 31, 2007. Overall expenses before taxes and minority interests, for the year ended December 31, 2008 was $1,616,198 as compared to the year ended December 31, 2007, of $988,673. The difference of $625,186 or approximately 67% over the prior period, the overall increase in expenses is due to the following increases in:


   . A reduction of general and administrative expenses from $349,269 for the year ended December 21, 2007 to $260,590 for the year ended December 31, 2008.

      A $539,224 increase of Legal and professional for 2008 comparing with that of 2007.

   .  other  expense,   which   increased  from  $242,212  for the year ended
      December 31, 2007 to $384,661 for the year ended December 31, 2008.

   . an increase in imputed interest expense from $243,337 to $353,951 which is reflected in the increase in other expenses. Total imputed interest recorded as additional paid-in capital amounted to $353,951 and $243,337 for the years ended December 31, 2008 and 2007.

   . Depreciation increased slightly from $29,712 for the year ended December 31, 2007 to $35,779 for the year ended December 31, 2008

   . Amortization of land use rights increased from $367,480 for the year ended December 31, 2007 to $395,944 for the year ended December 31, 2008.

       NET LOSS. Our net loss for the year ended December 31, 2008 decreased to $1,557,424 from $8,959,472 for the year ended December 31, 2007. The overall decrease in net loss of $7,402,048, almost a five fold decrease, over the prior year period, is primarily due to $8,027,234 loss on disposal of subsidiary occurred in 2007.

       COMPREHENSIVE LOSS. Our comprehensive loss for the year ended December 31, 2008 decreased to $492,516 from $7,788,802 As the $ 1,064,909 foreign currency Translation gains of 2008 just slightly decreased comparing with $1,170,802 of 2007 The reason for great decrease of comprehensive loss came to the same reason for the net loss.

    STOCKHOLDERS' EQUITY. Stockholders' equity increased by $ 716,072 to $14,849,562 as of December 31, 2008, or approximately 5.1% from $14,133,490 as of December 31, 2007. The increase was primarily due to a $489,258 repurchasing of common stock during the year ended December 31, 2007.In addition, the $353,951 imputed interest was adjusted to the paid-in capital, which also help to increase the stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

       GENERAL. Overall, we had an increase in net loss of $1,557,424 for the year ended December 31, 2008 Net cash used in operating activities of $388,012, net used in investing activities of $1,379,396 and net cash provided by financing activities of $ 872,762. At December 31, 2008, our cash balance was $23,961 as compared to $ 479,241 for the prior year, a decline of $ 455,280 or approximately 95%.

        CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $388,012 for the year ended December 31, 2008 was primarily attributable to a net loss from the operations. The adjustments to reconcile the net loss to net cash, including depreciation expense of $35,779, amortization of land use rights of $395,944, imputed interest expense of $353,951, adjustment for minority interests of $(58,773),an decrease in current assets and prepayments of $ 303,023 and other payables of $49,489.

       CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities of $1,512,396 for the year ended December 31, 2008 was primarily attributable to:

          -   Net  cash  outflow from  the  acquisition  of  a  subsidiary  of
	      $292,629
          -   $1,213,622 from related parties;and
          -   Purchase of furniture and equipment of $6,145.

       CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $ 1,445,908 provided by financing activities in the year ended December 31, 2008 was primarily due to 538,343 and 935,268 increase of due to shareholder and due to related parties respectively

       FINANCING. We have not generated any revenues as of December 31, 2008 and so are considered an exploration stage company. We ended 2008 with $23,961 of cash and equivalents on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. Our auditors have expressed substantial concern as to our ability to continue as a going concern.

       We have historically been able to issue shares, preferred stock or stock options to pay for certain operating expenses. We believe that our pro-forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, will provide us with the capital we need through year end 2009. In addition, our directors have indicated a willingness to make loans to the Company to cover expenses, although there is no assurance that they will do so. However, we believe that our ability to operate beyond the end of 2009 will require us to raise additional capital, of which there can be no assurance. We are, therefore, actively seeking additional debt or equity financing until we become cash flow positive.

       INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations, if and when they commence, will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

26
       EXTERNAL SOURCES OF LIQUIDITY. We intend to pursue all potential financing options in 2009 as we look to secure additional funds to both stabilize and grow our business operations and begin extraction. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us or our existing shareholders.

       INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2009.

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


Financial Condition

We had total assets of $ 23,379,269 and $21,797,756 as of December 31, 2008 and December 31, 2007. Most of this reduction was the result of an adjustment for discontinued operations and disposal of a subsidiary.


The largest part of our assets is the Land Use Rights we hold. Net land use rights were $17,508,609 as of December 31, 2008, increased from $16,743,482 for the year ended December 31, 2007. The reason for this increase was that the appreciation of RMB contributed more to the balance than the depreciation of the Land Use Right did.

In order to carry out the Corporate Strategy of developing the Petroleuem and New Energy, the Company invested RMB 2,000,000($293,328) to establish a new company named Shaanxi Changjiang mining and New Energy Co., Ltd in
September, 2008, with Shaanxi Changfa Industry Stock Co.,Ltd (the "Changfa"), The registered capital totals RMB 10,000,000(USD 293,328), in which the Company owns 20%.,and Changfa the other 80% share. The Company has significant influence on the new Company as it assigned finance and Other directors in the new Company,and has recorded the investment under the equity method. The new Company had no income for the year ended December 30,2008 and as the expense was not material, no adjustment has been made .

Our current liabilities were $8,400,906 as of December 31, 2008. $3,446,160 and $ 434,137 are Notes payable and owed to related companies respectivley, along with $2,396,560 due to stockholders. Our other payables and accrued expenses were $2,124,050.

27
Tax Liabilities

Neither North American Gaming nor Wah Bon had income for income tax purposes in 2008 and 2007. Wah Bon is a Hong Kong corporation and therefore is subject to Hong Kong profits tax. All of the subsidiaries of Wah Bon are incorporated in the PRC and therefore are subject to income tax in China. The current applicable tax rate has been 25% and no tax benefit is expected from the tax credits in the future. There is no provision for income tax expense for the years ended December 31, 2008 and December 31, 2007.


The Company has deferred tax assets at December 31, 2008 which consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, realization of its net deferred tax assets is unlikely. Consequently, the Company did not record the deferred tax asset at the year end of 2007 & 2008 in the balance sheet. According to the China Tax Regulations, the operating loss carryforwards can be deducted in the taxable profit within 5 years.


The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the year ended December 31, 2008 is as follows:



North American
        Income tax computed at the federal statutory rate               34%
        State income taxes, net of federal tax benefit                   0%
                                                                        ---
        Valuation allowance                                            (34%)
                                                                        ===
Wah Bon
        Profits tax computed at the applicable tax rate                 17%
                                                                        ---
        Valuation allowance                                            (17%)
                                                                        ===
Tai Ping Yang, Chang Jiang and Dongfang Mining
        Income tax computed at the applicable tax rate                  25%
                                                                        ---
        Valuation allowance                                            (25%)
                                                                        ===
Total deferred tax asset                                                 0%
                                                                        ===


    Other payables and accrued liabilities at December 31, 2008 consist of the following:

Other payables                                                  $       159,440
Consideration payable to a former owner of Dongfang Mining    	      1,827,898
Accrued wages								  1,990
Statutory staff welfare                                                   1,876
Other tax payable							     58
Accrued expense								 45,000
                                                                ---------------
                                                                $     2,124,050
                                                                ===============

Lease

The Company moved to a new office located in Floor 17,Block B, Xinhui Building, #33 Gaoxin Road, Gaoxin District, Xi'an in Feb, 2009. The new office consists of 554 square meters, bears RMB75,000($10,974) per year from Feb 1, 2009 to Jan 31,2011

As of December 31, 2009 and 2010, the Company had outstanding commitments of $13,717 and $10,974 with respect to above operating leases.



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

                        OFF BALANCE SHEET ARRANGEMENTS


        None.



Item 7.      FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 begin on F-1 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Previous Principal Independent Accountants


Began from the second quarter, we dismissed Jimmy C.H. Cheung & Co.as our principal independent accountants, and engaged BROCK,SCHECHTER & POLAKOFF,LLP as our new principal independent accountants to perform procedures related to our financial statements for the fiscal year ending December 31, 2008, to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange Act of 1934, as amended, and for the fiscal quarterly reports. As described below, the change in our principal independent accountants was not the result of any disagreement with Jimmy C.H. Cheung & Co In July 2008, pursuant to approval by management and the Board of Directors, we dismissed Sartain Fischbein & Company, CPA as our principal independent accounting firm. Management and the Board of Directors at that time participated in and approved the decision to change principal independent accounts. Our financial statements for as of December 31, 2007,were prepared by Jimmy C.H. Cheung & Co. And that as of December 31,2006, 2005, 2004 and 2003 were prepared by Sartain Fischbein & Company, CPA.


Jimmy C.H. Cheung & Co's reports on the financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except that the reports contained an explanatory paragraph indicating that substantial doubt exists about our ability to continue as a going concern.


We have had no disagreements with Jimmy C.H. Cheung & Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Jimmy C.H. Cheung & Co would have caused it to make reference to the subject matter of any such disagreements in their reports on the financial statement for the periods ended December 31, 2007. We requested that Jimmy C.H. Cheung & Co furnish a letter addressed to the Securities and Exchange Commission stating that it is not in a position to agree or disagree with the above statements.


New Principal Independent Accountants


Effective as of the closing date of August 11, 2008, our Board of Directors engaged BROCK,SCHECHTER & POLAKOFF,LLP as our new independent registered public accounting firm. The Company had not consulted with BROCK,SCHECHTER & POLAKOFF,LLP prior to that time regarding (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any written or oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement.

ITEM 8A.

See below.

ITEM 8B. OTHER INFORMATION.

      None.


32

Item 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the existing officers and directors of the Company.


DIRECTOR        AGE             POSITION AND OFFICE TO BE HELD WITH THE COMPANY
NAME OF PERSON
--------------	---		-----------------------------------------------
Chen Wei Dong   39              President, Chief Executive Officer and Chairman
                                of the Board
Xu Wei          33              Financial Supervisor
Zhang Hong Jun  42              Director
Wang Sheng Li   42              Director
Li Pin          33              Director and Chief Financial Officer
Tian Hai Long   36              Director


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

CHEN WEI DONG - President and Chief Executive Officer

Mr. Chen serves as our President and Chief Executive Officer and as a Director. Mr. Chen was named as Chairman of Changjiang mining & new energy in March 2006. Prior to that, he was General Manager of Du Kang Trading Company from 2001 to 2006 and was a Bank Director of Branch Bank of China Agriculture Bank from May 1991 to January 2001. He served in the army of the People's Republic of China from October 1985 to March 1990. Mr. Chen studied in Northern West University Management School, majoring in Enterprise Management.

XU WEI - Financial Supervisor

Ms. Wei was named as CFO of Changjiang mining & new energy Energy Development Stock Co.Ltd. in March 2006. From 1900 to 1998, she was deputy section chief of the accounting department of Shaanxi Weinan Textile Factory. In 1999, she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of the accounting department. She passed the Adult Self Study Examination in Shaanxi Province in 1990 with a major in Accounting.

ZHANG HONG JUN - Director

Mr. Zhang was named as a director of Changjiang mining & new energy in April 2006. Prior to that, he was Chairman and CEO of Shaanxi Baishui Dukang Liquor Co. since 2002-2005. He is the Executive Commissioner of Shaanxi Federation of Industry & Commerce, an academician of the China Academy of Management of Science, the Shaanxi Deputy of the National People's Congress, Shaanxi Executive Commission of the Political Consultation Committee, the Vice Chairman of Wei Nan Federation of Industry & Commerce, the Vice Chairman of Beijing Federation of Shaanxi Commerce and the Chairman of Shaanxi Du Kang Alcohol Co.Ltd. Education.

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

WANG SHENG LI - Director

Mr. Wang was named a director of Changjiang mining & new energy in March 2006. Prior to that, he was the manager of Xi Deng Hui Alcohol Co. Ltd. from 1998 to 2006. He studied in Xi'an Petroleum University Electron Construction School from 1995 to 1998, majoring in computers.

LI PIN - Director

Mr. Li was named a director and Chief Financial Officer of Changjiang mining & new energy in March 2006. He was an officer of Wei Nan branch company of China
1.   Life Insurance Company  from 2000 to Mr. Li studied in the Shaanxi Finance
2.   and  Economics  from 1994  to  1996, majoring  in  Finance  and  Economics
     Management.

TIAN HAI LONG - Director

Mr. Tian was named as director of Changjiang mining & new energy in March 2006. He was the sales manager of Xi Deng Hui Alcohol Co. Ltd. from
1998 to 2006. He studied in the West Industry University Electronic Information School, majoring in e-commerce.

Item 10.     EXECUTIVE COMPENSATION

No compensation was awarded to, earned by, or paid to any executive officer or director of the Company during the years 2008* 2007, 2006, and 2005.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.


SUMMARY COMPENSATION TABLE


Name and                             Year   Salary  Bonus  Other           Restricted     Securities         LTIP     Other
Principal Position                                  (5)    Annual          Stock Award(s) Underlying Options Payouts
                                            ($)     ($)    Compensation ($)($)            (#)                ($)        ($)

`
Chen  Wei Dong                        2006    675       0   	      0               0			   0       0      0
(Chariman  of  board  &  CEO)         2007      0       0    	      0               0			   0       0      0
                                      2008    585       0    	      0               0                    0       0

Xu  Wei, Financial officer            2006    257       0     	      0               0			   0       0      0
                                      2007      0       0    	      0               0			   0       0      0
                                      2008    298       0    	      0               0			   0       0      0

Yang  Yi  Jun                         2006      0       0    	      0               0			   0       0      0
                                      2007    406       0     	      0               0			   0       0      0
                                      2008    439       0    	      0               0			   0       0      0

E.  H.  Hawes                         2006      0       0     	      0               0			   0       0      0
                                      2007      0       0     	      0               0			   0       0      0
                                      2008      0       0    	      0               0			   0       0      0

Richard  Crane                        2006      0       0     	      0               0			   0       0      0
                                      2007              0             0          28,000           	   0       0      0
                                      2008      0       0     	      0               0			   0       0      0



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

NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE          PERCENTAGE
(1)                                      OF BENEFICIAL OWNERSHIP
                                         (2)(3)

(Class Series C Preferred Stock )
CHEN WEI DONG                                  608,549                     1%
ZHANG HONG JUN                              35,174,152                  57.8%
WANG SHENG LI                                7,442,558                 12.23%
LI PIN                                       6,079,408                  9.99%
TIAN HAI LONG                                6,079,408                  9.99%
XU WEI                                      	     0                     0
CHEN MIN                                     5,470,859                  8.99%
OFFICERS AND DIRECTORS AS A GROUP (6PERSONS)60,854,934                   100%

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


To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The related parties owed the Company $1,754,586 as of December 31, 2008 including nine related companies and four related persons owed the Company amounts totaling $1,355,694 and $398,892 respectively for advances made on an unsecured basis, repayable on demand and interest free.


The Company owed $2,396,560 to two former stockholders of Chang Jiang as of December 31, 2008 for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 7% per annum on the amounts due.

38

The Company owed $3,446,160 to seven related parties as of December 31, 2008 including six related companies and one related person owed the Company amounts totaling $2,086,486 and $1,359,674 respectively for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 7% per annum on the amount due.


Total imputed interest recorded as additional paid-in capital amounted to $353,951 and $243,337 for the years ended December 31, 2008 and 2007.


Consulting Fees. E.H. Hawes, II is the former Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hawes has provided consulting services to the Company and was paid $-0- in consulting fees during 2008,2007, 2006 and $-0- in 2005. He did not receive a salary from the Company and had been owed a maximum of $50,000 for consulting services and expense reimbursements.

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



Item 13.        EXHIBITS

Exhibit		Exhibit Description					Footnote Reference
-------         -------------------                                     ------------------
3.1.3           Articles of Amendment to Articles of Incorporation      	(1)

4.1             Certificate of Designation                              	(1)

10.1            Plan of Exchange dated May 30, 2008 by and among North
                American Gaming and Entertainment Company, and SHAANXI
                CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG  YOU XIAN
                GONG SI                                                 	(1)

10.2            Lock Up Agreement among  North American Gaming and
                Entertainment Company,  Steven Case and James Bowyer    	(1)

10.3            Lock-up Agreement                                        	 *

10.4            Mining Exploration Certificate                          	(1)

10.5            Land Use Right                                         		(1)

10.6            Lease Agreement                                         	(1)

21              Subsidiaries                                             	 *


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


Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 12, 2008, the Company filed a Form 8-K which, in part, disclosed a change in auditors as of the closing date. The Company intended to replace its previous auditors, Jimmy C.H. Cheung & Co. and engage BROCK, SCHECHTER & POLAKOFF,LLP as our new principal independent accountants to perform procedures related to our financial statements for the fiscal year ending December 31, 2008, to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange Act.


Jimmy C.H. Cheung & Co's reports on the financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except that the reports contained an explanatory paragraph indicating that substantial doubt exists about our ability to continue as a going concern.


We have had no disagreements with Jimmy C.H. Cheung & Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Jimmy C.H. Cheung & Co would have caused it to make reference to the subject matter of any such disagreements in their reports on the financial statement for the periods ended December 31, 2007.

Jimmy C.H. Cheung & Co furnish a letter addressed to the Securities and Exchange Commission stating that it is not in a position to agree or disagree with the above statements, dated September 12, 2008. Jimmy C.H. Cheung & Co took issue with the following disclosures in the 8-K A as follows:

The report of Cheung on NAGM's consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2007 dated March 22, 2008 noted  that  the  accompanying  consolidated  financial  statements  have  been
prepared   assuming  that  the  Company  will  continue  as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company had a net loss of $8,959,472, an accumulated deficit during the exploration stage of $11,794,802 and a working capital deficiency of $5,358,730 and used cash in operations of $442,727. These factors raise substantial doubt about its ability to continue as a going concern. Except as stated, the report did not contain any other adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Additionally, Cheung's review of our interim periods ending March31, 2007 and first quarter ended March 31, 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except as stated.


Jimmy C.H. Cheung & Co billed the Company $30,000 for 2007 audit. Our Board of Directors engaged Jimmy C.H. Cheung & Co. as our new independent registered public accounting firm. The Company had not consulted with Jimmy C.H. Cheung & Co. prior to that time regarding (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any written or oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement. The Company has paid Brock, Schechter & Polakoff, LLP fees totaling $37,000 for its services for audit work of the fiscal year 2008, report of internal control over financial reporting and the review of the 2nd and 3rd quarters.

42
SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac t of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009
                North American Gaming and Entertainment Company



By:
/s/ Chen Weidong
----------------
Chen Weidong,
President and Chief Executive Officer



        Pursuant to the requirements  of the Securities Exchange Act  of  1934,
this report has been  signed  by  the   following  persons  on  behalf  of  the
Registrant and in the following capacities on the dates indicated.

Name & Title                                    Date

/s/  Chen Weidong
-----------------
Chief Executive Officer (Principal
Executive Officer), President, and Director     April 15, 2009

/s/  Li Pin
-----------
Chief Financial Officer (Principal
Financial Officer)                              April  15, 2009

















































MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


We are responsible for establishing and maintaining adequate internal control over financial reporting for North American Gaming and Entertainment (an exploration company) and subsidiaries ("we" and "our"), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2008 based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial Reporting is effective as of December 31, 2008.

Brock, Schechter & Polakoff, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. Their reports follow this statement.



Chen Weidong                            Li Pin
------------				------
President and Chief Executive Officer   Chief Financial Officer
April 15, 2009                          April 15, 2009












REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
North American Gaming and Entertainment Corporation
(An Exploration Stage Company)

We have audited North American Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North American Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2008, and our report dated April __, 2009 expressed a qualified opinion on those consolidated financial statements.



Brock, Schechter & Polakoff, LLP
Certified Public Accountants
Buffalo, New York
April __, 2009

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












                   NORTH AMERICAN GAMING AND ENTERTAINMENT
                         CORPORATION AND SUBSIDIARIES
                        (An Exploration Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2008

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
_____________________________________________________________________________





Brock, Schechter & Polakoff, LLP
Certified Public Accountants
Registered with the Public Company Accounting Oversight Board


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
North American Gaming and Entertainment Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of North American Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North American Gaming and Entertainment Corporation and its subsidiaries for the year ended December 31, 2007 were audited by other auditors whose report thereon, dated March 22, 2008, expressed an unqualified opinion.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

We were unable to obtain sufficient evidential matter in connection with the balance of the Company's goodwill as of December 31, 2008, and we were unable to satisfy ourselves of the balance by performing other audit procedures. Any impairment of this balance would effect the results of operations for the year ended December 31, 2008.

In our opinion, except for the effects of such adjustments discussed in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries, as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company had a net loss of $1,467,426, an accumulated deficit during the exploration stage of $13,262,228 and a working capital deficiency of $7,713,248 and used cash in operations of $388,011. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 19. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated April __, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Brock, Schechter & Polakoff, LLP
Certified Public Accountants



New York

Date: April 15, 2009


             726 Exchange Street Suit 822 Buffalo, New York 14210
             Tel:  (716) 854-5034   Fax:  (716) 854-7195
             Email:     rs@bspcpa.com
                  Website:









NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

            ASSETS                                           2008		2007
							  -----------	    -----------
CURRENT ASSETS
Cash and cash equivalents                                      23,961		479,241
Note receivable                                                     -		133,000
Other current assets and prepayments                          229,560		532,584
Due from related companies                                          -		540,964
							  -----------	    -----------
          Total Current Assets                                253,521	      1,685,789

FURNITURE AND EQUIPMENT, NET                                  235,800		252,941
LONG TERM INVESTMENTS                   		      292,629        	      -
LAND USE RIGHTS, NET                                       17,508,609	     16,743,482
GOODWILL                                                    3,334,124	      3,115,544
LONG TERM RECEIVABLE                                        1,754,586		      -
							  -----------	    -----------
TOTAL ASSETS                                               23,379,269	     21,797,756
							  ===========	    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables and accrued expenses                         2,124,049	      2,074,561

Notes payable                                                 434,137		573,146
Due to stockholders                                         2,396,560	      1,858,217
Due to related companies                                    3,446,160	      2,510,892
Preferred stock debenture                                           -		 12,700
Preferred stock dividends payable                                   -		 15,003
							  -----------	    -----------
	  Total Current Liabilities                         8,400,906	      7,044,519
							  -----------	    -----------
COMMITMENTS AND CONTINGENCIES                                       -		      -
							  -----------	    -----------
MINORITY INTERESTS                                            562,938		619,747
							  -----------	    -----------
STOCKHOLDERS' EQUITY
  Series C convertible preferred stock ($0.01 par value,
  10,000,000 shares authorized, 500,000 shares
  issued and outstanding as of December 31, 2008)     		5,000		      -

  Preferential treatment in distributions upon  liquidation
  Common stock ($0.01 par value, 200,000,000 shares
  authorized, 24,216,058 shares issued,  24,216,058 shares
  outstanding as of both December 31, 2008 and December
  31, 2007)               				      417,886		417,886

  Additional paid-in capital                               24,208,127	     23,528,678
  Treasury stock                                             (489,258)	       (489,258)
  Accumulated deficits during the exploration stage       *13,262,228*	    (11,794,802)
  Accumulated other comprehensive income                    3,535,898	      2,470,986
							  -----------	    -----------
           Total Stockholders' Equity                      14,415,425	     14,133,490
							  -----------	    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 23,379,269	     21,797,756
							  ===========	    ===========


   The accompanying notes are an integral part of these financial statements







NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                       2008             2007               Accumulated
                                                   ------------     ------------           -----------
OPERATING EXPENSES
   General and administrative expenses          	260,590          349,269               609,859
   Legal and professional fee                    	449,224                -               449,224
   Depreciation                                      	 35,779           29,712                65,491
   Amortization of land use rights               	395,944          367,480               763,424
                                                   ------------     ------------           -----------
        Total Operating Expenses                      1,141,537          746,461             1,887,998
                                                   ------------     ------------           -----------
LOSS FROM OPERATIONS                                 (1,141,537)        (746,461)           (1,887,998)

OTHER INCOME (EXPENSES)
   Interest income                                       2,229             2,692                 4,921
   Interest expenses                                    (1,357)                -                (1,357)
   Imputed interest expenses                          (353,951)         (243,337)             (597,288)
   Other expenses                                      (31,583)           (1,567)              (33,150)
                                                   -----------      ------------           -----------
        Total Other Expenses                          (384,662)         (242,212)             (626,874)
                                                   -----------      ------------           -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   EXPENSE AND MINORITY INTERESTS                   (1,526,199)         (988,673)           (2,514,872)

INCOME TAX EXPENSE                                           -                 -                     -

MINORITY INTERESTS                                      58,773            56,435               115,208
                                                   -----------      ------------           -----------
LOSS FROM CONTINUING OPERATIONS                     (1,467,426)         (932,238)           (2,399,664)

DISCONTINUED OPERATIONS

   Loss on disposal of subsidiary                   	     -        (8,027,234)           (8,027,234)
                                                   -----------      ------------           -----------
NET LOSS                                            (1,467,426)       (8,959,472)          (10,426,898)

OTHER COMPREHENSIVE INCOME
        Foreign currency translation gain            1,064,912         1,170,670             2,235,582
                                                   -----------      ------------           -----------
COMPREHENSIVE LOSS                                 $  (402,514)     $ (7,788,802)           (8,191,316)
                                                   ===========      ============           ===========
Net loss per share-basic                           $    (0.061)     $	   (0.37)          $	(0.434)
                                                   ===========      ============           ===========
Net loss per share-diluted                         $  	     -      $	       -           $  	     -
                                                   ===========      ============           ===========
Weighted average number of shares outstanding
   during the year-basic                            24,216,058        24,216,058            24,216,058
                                                   ===========      ============           ===========
Weighted average number of shares outstanding
   during the year-diluted                         609,000,000       609,000,000           609,000,000
                                                   ===========      ============           ===========


   The accompanying notes are an integral part of these financial statements








NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                          	   Treasury stock               Series C
                                                               Convertible
                                                            Preferred Stock		     Common Stock
                          	Share        Amount      Shares		Amount	 	 Shares       Amount
			   ----------	   --------	 ------		------	     ----------	      --------
Balance at
January 1,2007                      -	     $    -	      -         $    -		      -       $      -

Imputed interest
expenses on due
to stockholders and
related  companies                  -	     $    -	      -         $    -		      -       $      -

Stock issued in
recapitalization           17,572,494      (489,258)          -         $    -	     24,216,058        417,886

Foreign currency
translation gain		    -	     $    -	      -         $    -		      -       $      -

Comprehensive income
			   ----------	   --------	 ------		------	     ----------	      --------
Balance at
December 31, 2007          17,572,494      (489,258)          -         $    -	     24,216,058        417,886

Contribution by
stockholders			    -	     $    -	      -         $    -		      -       $      -

Stock issued in
recapitalization                                        500,000          5,000		      -       $	     -

Imputed interest
expenses on due
to stockholders and
related companies		    -	     $    -	      -         $    -		      -       $    -
Comprehensive income
			   ----------	   --------	 ------		------	     ----------	      --------
Balance at
December 31, 2008   	   17,572,494      (489,258)    500,000         $5,000	     24,216,058       $417,886
			   ==========	   ========	=======		======	     ==========	      ========
   The accompanying notes are an integral part of these financial statements





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(CONTINUED)


										Accumulated
                                       	Additional				other
                                       	paid-in		 Accumulated		comprehensive
                                       	capital          deficits		income			Total
					-----------	 ------------		-------------		-----------

Balance at January 1, 2007         	$23,633,613      $ (2,835,330)     	$   1,300,316		$22,098,599

Contribution by stockholders        	    128,205                 -                 	    -		    128,205

Stock issued in recapitalization    	    522,214          (998,691)               	    -		   (547,849)

Recapitalization                     	   (998,691)          998,691                	    -			  -

Imputed interest expenses on
due to stockholders and
related companies                           243,337                 -			    -               243,337

Foreign currency translation gain       	  -                 -               1,170,670		  1,170,670

Net loss for the year                                      (8,959,472)					 (8,959,472)
					-----------	 ------------		-------------		-----------
Balance at December 31, 2007        	 23,528,678       (11,794,802)        	    2,470,986		 14,133,490
					===========	 ============		=============		===========
Contribution by stockholders          	    325,498                 -                       -		    325,498

Stock issued in recapitalization									      5,000

Imputed interest expenses on
due to stockholders and
related companies                                             353,951					    353,951

Net loss for the year                                      (1,467,426)					 (1,467,426)

Foreign currency translation gain                 -                 -		    1,064,912             1,064,912
					-----------	 ------------		-------------		-----------
Balance at December 31, 2008       	$24,208,127      $(13,262,228)    	$   3,535,898		$14,415,425
					===========	 ============		=============		===========

   The accompanying notes are an integral part of these financial statements






NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                       2008             2007            Accumulated
                                                                   -----------     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                       	   $(1,467,424)    $  (932,238)          (2,399,662)
   Net loss from discontinued operations                                     -      (8,027,234)          (8,027,234)
                                                                   -----------     -----------          -----------
        Total net loss                                              (1,467,424)     (8,959,472)         (10,426,896)

   Adjusted to reconcile net loss to cash used
   in operating activities:
    Loss on disposal of subsidiary                                     	     -       8,027,234            8,027,234

    Depreciation                                                        35,779          29,712               65,491
    Amortization of land use rights                                    395,944         367,480              763,424
    Imputed interest expense                                           353,951         243,337              597,288
    Minority interests                                                 (58,773)        (56,435)            (115,208)
   Changes in operating assets and liabilities
    (Increase) decrease in:
    Other current assets and prepayments                               303,024        (254,098)              48,924
    Increase (decrease) in:
    Other payables and accrued expenses                            	49,488         159,515              209,003
    Discontinued operations, net                                             -               -
                                                                   -----------     -----------          -----------
        Net cash used in operating activities                         (388,011)       (442,727)            (830,738)
                                                                   -----------     -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of note receivable                                               -        (133,000)            (133,000)
   Purchases of furniture and equipment                           	(6,145)        (42,954)             (49,099)
   Due from stockholder                                                      -          25,584               25,584
   Due from related parties                                           (888,124)       (537,126)          (1,425,250)
   Payment for acquisition of long-term investment             	      (292,629)     (1,017,903)          (1,310,532)
   Net cash outflow from disposal of discontinued
 operations                                                                  -      (1,406,430)          (1,406,430)
   Discontinued operations, net                                              -               -                    -
                                                                   -----------     -----------          -----------
        Net cash used in investing activities                  	    (1,186,898)     (3,111,829)      	 (4,298,727)
                                                                   -----------     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution by stockholders                               (325,498)         128,205             197,293
   Proceeds from notes payable                                        	     -         573,146              573,146
   Proceeds from (repayments of) preferred stock debenture   	       (12,700)         12,700
   Proceeds from (repayments of) preferred stock dividends
   payable                                                             (15,003)         15,003                    -
   Payments for recapitalization                                      	     -         (71,372)             (71,372)
   Additional paid-in capital                                          	     -        (481,477)            (481,477)
   Advances from (payments to) stockholders                            538,343        (249,189)             289,154
   Advances from related parties                                       935,268       2,146,708            3,081,976
   Investment from minority stockholders                           	     -        (619,747)            (619,747)
   Discontinued operations, net                                              -               -                    -
                                                                   -----------     -----------          -----------
        Net cash provided by financing activities             	     1,120,410       1,453,977            2,574,387
                                                                   -----------     -----------          -----------
EFFECT OF EXCHANGE RATES ON CASH                                      	  (781)        513,842              513,061
                                                                   -----------     -----------          -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      	      (455,280)     (1,586,737)          (2,042,017)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         479,241       2,065,978            2,545,219
                                                                   -----------     -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       	   $    23,961     $   479,241              503,202
								   ===========	   ===========		===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest expenses                                               $	 1,357     $         -                1,357
								   ===========	   ===========		===========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In Feburay, 2008 the Company offset the $ 133,000 notes receivable against the Notes payable.

   The accompanying notes are an integral part of these financial statements






NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS


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

Hongkong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shaanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 as an investment holding company.

Chang Jiang Si You Neng Yuan Fa Zhang Gu Feng You Xiang Gong Si ("Chang Jiang") (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. Chang Jiang became a joint stock company in January 2006 with its business activities in mining and new energy development in Shaanxi PRC. In July, 2008, Chang Jiang change its name to Shaanxi Chang Jiang Mining & New Energy Stock Company Ltd.

In August 2005, Chang Jiang contributed a piece of land valued at $7,928,532 in lieu of cash to the registered capital of Shaanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shaanxi Chang Jiang Mining and New Energy Co., Limited and is engaged in the development of a theme park in Xian, PRC.

On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") at a consideration of $3,117,267 payable in cash. Dongfang Mining is engaged in the exploration of lead, zinc and gold for mining in Xian, PRC.

On March 22, 2007, Chang Jiang entered into an agreement with the majority stockholder of Chang Jiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining, which is owned by this Related party.

On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed of their ownership in Chang Jiang to Tai Ping Yang for 98% of the ownership in Tai Ping Yang and cash of $1,328, 940, payable on or before December 31, 2007.

On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang for a cash consideration of $128,205.

The acquisitions of Tai Ping Yang and Chang Jiang were accounted for as a reorganization of entities under common control. Accordingly, the operations of Wah Bon, Tai Ping Yang and Chang Jiang for the year ended December 31, 2007 were included in the consolidated financial statements as if the transactions had occurred retroactively.

On May 30, 2007, amended to July 5, 2007, North American entered into a Material Definitive Agreement, pursuant to which the shareholders of Chang Jiang exchanged all their shares in Chang Jiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American, which carries the right of 1,218 votes per share and is convertible to 609,000,000 (pre a one for ten reverse split) common shares. North American will affect a one for ten reverse stock splits after the closing of this transaction and upon obtaining regulatory approval and approval of the North American shareholders. The holders will not convert its series C convertible preferred stock until after the completion of the reverse stock split. In connection with the exchange, Chang Jiang will also deliver $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock with a par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding shares of series C preferred stock shall automatically be converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining and New Energy Company Limited and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon became a wholly owned subsidiary of North American.

The members have limited liability for the obligations or debts of the entity.

The merger of North American and Wah Bon was treated for accounting purposes as a capital transaction and recapitalization by Wah Bon ("the accounting acquirer") and re-organization by North American ("the accounting acquiree"). The consolidated financial statements have been prepared as if the reorganization had occurred retroactively.

         Accordingly,   the   consolidated  financial  statements  include  the
following:

       (1) The balance sheets consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

       (2) The statements of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as (the "Company").

The Company is considered to be an exploration stage company. This requires that information is presented to show the cumulative results of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers itself to have become an exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the consolidated statements of operations and comprehensive loss and the consolidated statements cash flows have been provided to show cumulative balances from March 22, 2007 through December 31, 2008.


(B)Use of estimates

The preparation of the consolidated financial statements in Conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(C)Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2008 and 2007 consolidate the financial statements of North American and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% shares of the results of Chang Jiang and Dongfang Mining, respectively.

All significant inter-company balances and transactions have been eliminated in consolidation.

(D) Business combinations between entities under common control

On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and a cash consideration of $1,328,940, payable on or before December 31, 2007. On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang at a consideration of $128,205, payable entirely in cash. All the entities were either under common ownership or shared common management.

These transactions were accounted for as a reorganization of entities under common control. Accordingly, the operations of Tai Ping Yang for the period from inception to December 31, 2008 and the operations of Chang Jiang for the years ended December 31, 2008 and 2007 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, with each account stated at its historical cost. In this regard, the prior year's consolidated financial statements and financial information have been adjusted retroactively to combine the previously separate entities to furnish comparative financial information.

(E)Cash and cash equivalents

For purpose of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.



(F)Furniture and equipment

Furniture and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided  on  a  straight-line basis,  less  estimated residual
value, over the assets' estimated   useful   lives.  The estimated useful lives
are as follows:

       Buildings                                           10 Years
       Motor vehicles                                      10 Years
       Furniture and office equipment                       5 Years

Land  use  rights  are stated at cost less accumulated   amortization  and  are
amortized  over the term of the relevant land-use rights.

(G)Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The Company believes that no impairment of furniture and equipment or land use rights existed at December 31, 2008 and 2007.

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

The Company's major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars ("US$") and the Chinese Renminbi ("RMB"). At December 31, 2008, the new RMB rate against the US$ was approximately 6.8346. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

(I)Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

In addition, we account for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109", ("FIN 48") which was issued in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as de-recognition, interest, penalties and disclosures required. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

(J)Foreign currency translation

North  American,  Wah  Bon, Tai Ping Yang, Chang  Jiang  and  Dongfang   Mining
maintain their accounting records in their functional currencies of US$ and RMB respectively.

Foreign   currency  transactions   during   the  year  are  translated  to  the
functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.
The consolidated financial statements of Wah Bon (whose functional  currency is
RMB), Tai Ping Yang, Chang Jiang and Dongfang mining (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The translation gain recorded for the years ended December 31, 2008 and 2007 was $1,064,912 and $1,170,670 respectively.

(K)Comprehensive loss

The foreign currency translation gain or loss resulting from translation of the consolidated financial statements expressed in RMB to US$ is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders' equity. The foreign currency translation gain for the years ended December 31, 2008 and 2007 was $1,064,912 and $1,170,670 respectively.

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

(M)Segments

As of December 31, 2008, the Company operates in only one reportable segment, mining for mineral ores, which is still at an exploration stage. As of December 31, 2007, the Company operated in two reportable segments, theme parks and mining for mineral ores.

Currently, and in the near future, the Company is and will be engaged in the mining. But the Company also tried to develop other business, for example, the new energy business. The Company invested in the Changjiang Electric in September,2008.

All of the assets and business is located in China, and all of the operating losses have come from the foreign operations*outside United States*.

(N) Recent Accounting Pronouncements

   In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect the implementation of this
guidance  to  have  a  material  impact  on  the  consolidated   financial
statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the consolidated financial statements.

In September 2006, FASB issued Statement 157, "Fair Value Measurements". This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have an impact on the Company's results of operations or financial condition.


In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. The Company did not elect the fair value option under SFAS 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. The Company will consider applying the fair value option to future transactions as provided by the standard. The Company does not expect SFAS 159 to have a material impact on the consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), "Business Combinations". This standard revises and enhances the guidance set forth in SFAS No. 141(R) by establishing a definition for the "acquirer," providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the current consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.


In December 2007, the FASB released SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on the consolidated financial statements.

2.  BUSINESS COMBINATION

On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining at a consideration of $3,117,267 payable in cash. On March 22, 2007, Chang Jiang entered into an agreement with a related party of the Company to exchange Chang Jiang's 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining, which is owned by the related party.

Dongfang Mining is principally engaged in the exploration, development, mining and processing of lead, zinc and gold in Xian, PRC. Dongfang Mining was granted rights to explore for lead, zinc and gold at mines located at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, from December 31, 2006 to October 31, 2008, subject to further renewal upon expiration. The Company engaged the Geology and Mineral Bureau of Shaanxi to conduct a preliminary survey from which it was reported that there are gold, lead and zinc deposits in the mines.

    The following is a detail of the acquisition  of  Dongfang  Mining by Chang
Jiang made during the year ended December      31, 2007:

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
								   ===========

     Analysis of the net outflow of cash and cash equivalents with respect to the business combination is as follows:

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
                                                        ===========

The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining have been included in the consolidated statements of operations and comprehensive loss after the effective date of the acquisition of February 5, 2007.

In accordance with SFAS No. 142 "Goodwill and other intangible assets", goodwill is not amortized but is tested for impairment. The Company is going to perform an assessment on goodwill arising from the acquisition of Dongfang Mining as the price of non-ferrous metals are going down and the whole industry is stagnant. We cannot concluded that there was no impairment to the carrying value of the goodwill in this reporting period.

There was no change for the goodwill at the year end of 2008, comparing with that at the year end of 2007, whose balance was RMB 22,787,401. The $218,579 increase is due to the exchange gain when translating the financial report from RMB to USD.

3.  DISCONTINUED OPERATIONS

On March 22, 2007, the Company disposed a subsidiary Huanghe in exchange of 20% interest in Dongfang Mining. The operations of Huanghe were reclassified as discontinued operations in the consolidated statements of operations for the year ended December 31, 2006 and were summarized as follows:

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
                                                               ===========



5.  NOTE RECEIVABLE

The Company had a note receivable at December 31, 2007 of $133,000. This note bore interest at 9% per annum and was secured by membership interests.

6.  OTHER CURRENT ASSETS AND PREPAID EXPENSES

    Other current assets and prepaid expenses consisted of the following:


December 31,
                                           2008       	2007
Rental and other deposits                  $  11,756	$  8,231
Short-term advances to third parties          82,697	 276,179
Prepaid consulting fee for reverse merger          -	 115,591
Interest receivable from note receivable           -	  45,560
Prepaid expense                              115,800	  80,694
Advances to staff                             19,307	   6,329
                                           ---------	--------

                                           $ 229,560	$532,584
                                           =========	========

7.  FURNITURE AND EQUIPMENT

    The following is a summary of furniture and equipment:


                                                            December 31,
                                			2008      	2007

        Motor vehicles                                $277,988        $259,764
        Furniture and office equipment                  55,066          50,717
        Building                                         5,244               -
        Construction in progress                             -           3,913
                                                      --------        --------
                                                       338,298         314,394
        Less: accumulated depreciation                (102,498)        (61,453)
                                                      --------        --------
        Furniture and equipment, net                  $235,800         252,941
                                                      ========        ========


Depreciation expense for the years ended December 31, 2008 and 2007 was $35,779 and $29,712, respectively .

8. LONG TERM INVESTMENT

In September 2008, the Company, along with Shaanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named Shaanxi Changjiang Mining & New Energy Co., Ltd.("Shaanxi"). The Company owns a 20% share of the registered capital of Shaanxi while Changfa owns the remaining 80% share. The Company has significant influence on Shaanxi as it has assigned finance and other directors in Shaanxi. The Company has recorded this investment under the equity method. Shaanxi had no income for the year ended December 31,2008 and since the expense was not material, no adjustment has been made. As of December 31, 2008, the balance of this investment was $292,628.

9.  LAND USE RIGHTS

    The following is a summary  of land use rights:


				    		         December 31,

                                                    2008             2007
        Cost                                    $19,146,841      $17,891,607
        Less: accumulated amortization           (1,638,232)      (1,148,125)
                                                -----------      -----------
        Land use rights, net                    $17,508,609      $16,743,482
                                                ===========      ===========


    The land use rights are being amortized over the lease term of fifty years. Amortization expense for the years ended December 31, 2008 and 2007 was $395,943 and $367,480, respectively.

     Amortization expense for the next five years ending December 31 is as follows:

                2009 $1,638,232
                2010  1,638,232
                2011  1,638,232
                2012  1,638,232
                2013  1,638,232




10. OTHER PAYABLES AND ACCRUED EXPENSES


    Other payables and accrued liabilities consist of the following:

							      December 31,
							2008		    2007

     Other payables                                 $   247,228		$    65,432
Consideration payable to a former owner
   of Dongfang Mining     			      1,827,898		  1,872,131
Accrued wages                                             1,990		   	  -
Statutory staff welfare                                   1,876		      5,884
Other tax payable                                            57
Accrued interest payable				      -		     75,434
Other accrued expenses                                   45,000              55,680
                                                    -----------     	-----------
                                                    $ 2,124,049		$ 2,074,561
                                                    ===========         ===========


11.  NOTES PAYABLE

  The balance of notes payable at December 31, 2008 & 2007 consisted of the following:

                                                             2008      2007

        Note payable to a third party, interest rate of
        12% per annum, guaranteed by a stockholder, due
        February 2008                                           0      $114,634

        Note payable to a related party, interest rate of
        8% per annum, collateralized by note receivable
        from a third party.                               434,137       458,512
                                                          -------      --------
        Current maturities at year end                    434,137      $573,146
                                                          =======      ========





12.   INCOME TAXES

    a. North American was incorporated in the United States and has incurred net operating losses as for income tax purposes for the years ended December 31, 2008 and 2007. Wah Bon was incorporated in Hong Kong and subject to Hong Kong profits tax. No provision for income tax expense was made for the years ended December 31, 2008 and 2007 as Wah Bon incurred net operating losses.

Tai Ping Yang , Chang Jiang and Dongfang Mining were incorporated in the PRC and subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expense for the years ended December 31, 2008 and 2007 was made as Tai Ping Yang, Chang Jiang and Dongfang Mining incurred net operating losses during those years.

    b. The Company's deferred tax asset at December 31, 2008 consisted of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its deferred tax asset is currently judged to be unlikely. Consequently, the Company recorded a valuation allowance for the entire balance of the deferred tax asset at December 31, 2008 and 2007. According to the China Tax Regulations, the operating loss carryforwards can be deducted in the taxable profit within 5 years.

    c. The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31 is as follows:

        North American                                          2008   2007

        Income tax computed at the federal statutory rate        34%	34%
        State income taxes, net of federal tax benefit            0%	 0%
                                                                ----   ----
        Valuation allowance                                     (34%)  (34%)
                                                                ====   ====
        Wah Bon
        Profits tax computed at the applicable tax rate          17%	17%
                                                                ----   ----
        Valuation allowance                                     (17%)  (17%)
                                                                ====   ====
        Tai Ping Yang, Chang Jiang and Dongfang Mining
        Income tax computed at the applicable tax rate           25%	33%
                                                                ----   ----
        Valuation allowance                                     (25%)  (33%)
                                                                ====   ====
        Total deferred tax asset                                  0%	 0%
                                                                ----   ----

13. NET LOSS PER SHARE

    The following is net loss per share information at December 31:

                                                                   2008                2007
                                                               ------------       ------------

        Net loss - basic and diluted                           $ (1,467,424)      $  (8,959,472)
                                                               ------------       -------------
        Basic weighted-average common stock outstanding          24,216,058          24,216,058
        Effect of dilutive securities
        Series C convertible preferred stock                    609,000,000         609,000,000
                                                               ------------       -------------
        Diluted weighted-average common stock outstanding       609,000,000         609,000,000
                                                               ------------       -------------
        Net loss per share - basic                             $     (0.061)      $       (0.37)
                                                               ------------       -------------
        Net loss per share - diluted                           $                  $
                                                               ------------       -------------


14. COMMITMENTS AND CONTINGENCIES

(A)Capital commitments

The Company's cash balances with financial institutions in the U.S are insured up to FDIC limits.

As of December 31, 2007,the Company had capital commitments of $2,190,630 with two suppliers for contracts in respect to the exploration of lead, zinc and gold for mining in Xian, PRC. As the permit of mining for gold, lead and zinc has not yet been obtained as of December 31, 2008, the contract was not implemented in 2008 but will still be effective in 2009.

In August 2008, The Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shaanxi Province. The total amount of the project at December 31, 2008 is $323,018, which is to be paid in full during the year ended December 31, 2009.

(B)Operating lease commitments

The prior headquarters, formerly located in the 5th floor of High-Tech Mansion, Gaoxin Road,High-Tech Zone,Xi'An, had a rental lease of approximately $3,500 (RMB25,000) per month, from June, 2006 to January, 2009. The new headquarters office is removed to the Xinhui Mansion, Gaoxin Road, High-Tech Zone, Xi'An,PRC with the rental lease from February, 2009 to January, 2011 at a rental rate $11,029 per year.

The rental expense of headquarters for the years ended December 31,2008 and 2007 was $42,568 and $48,481, respectively.

For the years ended December   31,  2009  and 2010, the Company has outstanding
commitments of approximately $13,717 and $10,974, respectively, with regards to the operating leases of its facilities.

15.  STOCKHOLDERS' EQUITY

Stock issuances

On May 30, 2007, amended to July 5, 2007, North American entered into a Material Definitive Agreement to acquire 97.2% of Chang Jiang equity through the acquisition of Wah Bon. The Company issued 500,000 shares of series C convertible preferred stock which was convertible to 609,000,000 (prior to a one for ten reverse stock split) common shares, in exchange for 100% of Wah Bon's outstanding shares.

In order to complete the merger, the Company has authorized up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock can be issued from time to time in one or more series. As of December 31, 2008, there are 500,000 shares of preferred stock issued and outstanding.

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

There are no preferred dividends in arrears at the year end of 2008.

No called or redeemed conditions prescribed for the preferred stock.


16. RELATED PARTY TRANSACTIONS


The related parties owed the Company $1,754,586 as of December 31, 2008, which consisted of nine related companies and four related persons, each owing the Company amounts totaling $1,355,694 and $398,892, respectively, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,396,560 to two former stockholders of Chang Jiang as of December 31, 2008, for advances made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 7% per annum on the amounts due.

The Company owed a total of $3,446,160 to six related parties as of December 31, 2008. This consisted of five related companies and one related person, each of whom owed the Company amounts totaling $2,086,486 and $1,359,674, respectively, for the advances that were made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 7% per annum on the amount due.


Seven related parties owed the Company $540,964 as of December 31, 2007, which consisted of five related companies and two related persons, each owing the Company amounts totaling $417,914 and $123,050, respectively, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $1,858,217 to two former stockholders of Chang Jiang as of December 31, 2007 for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 6% per annum on the amounts due.

The Company owed $2,510,892 to five related parties as of December 31, 2007,which consisted of four related companies and one related person, each owing the Company amounts totaling $1,640,134 and $870,758, respectively , for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 6% per annum on the amount due.


Total imputed interest recorded as additional paid-in capital amounted to $353,951 and $243,337 for the years ended December 31, 2008 and 2007, respectively.

17. SEGMENTS REPORTING


The Company operates in two reportable segments, theme park and mining, before March 22,2007, the date exchanging 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. For the whole year of 2008, only one reportable segment, the mining, operated, whose Financial information can be showed as follows, comparative to 2007:

							Theme park        Mining          Total
                                                        -----------     -----------     -----------
2008
Loss from continuing operations before income
  tax expense and minority interests               	$  	  0     $ 1,526,199     $ 1,526,199
Depreciation of fixed assets                           		  0          35,779          35,779
Amortization of intangible assets                     		  0         395,944         395,944
Imputed interest expense                               		  0         353,951         353,951
Interest income                                           	  0          (2,229)         (2,229)
Loss on disposal of discontinued operations         		  0               0               0
Additions to long-lived assets                         		  0           6,145           6,145
Land use rights                                           	  0      17,508,609      17,508,609
Total identifiable assets                            	$	  0     $23,379,269     $23,379,269

2007
Loss from continuing operations before income
  tax expense and minority interests               	$   945,055     $    43,618     $   988,673
Depreciation of fixed assets                         	     28,825             887          29,712
Amortization of intangible assets                   	    367,480               -         367,480
Imputed interest expense                            	    243,337               -         243,337
Interest income                                        	     (1,514)         (1,178)         (2,692)
Loss on disposal of discontinued operations       	  8,027,234               -       8,027,234
Additions to long-lived assets                      	     36,415           6,539          42,954
Land use rights                                    	 16,743,482               -      16,743,482
Total identifiable assets                         	$21,556,605     $   241,151     $21,797,756


All of the Company's long-lived assets are located in the PRC. Accordingly, no geographic information is presented.



18. CONCENTRATIONS AND RISKS

As of December 31, 2008 and 2007, 99% and 1% of the Company's assets were located in China and United States, respectively.


19. GOING CONCERN


As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,262,228 at December 31, 2008, which included a net loss of $1,467,426 for the year ended December 31, 2008. The Company's current liabilities exceed its current assets by $7,713,248 and the Company used cash in operations of $388,011. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investments. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.