Form 10-Q
period 2009-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2009-05-15
CIK 29952

Form 10-Q

NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM

Filed: May 15, 2009 (period: March 31, 2009)

Quarterly report which provides a continuing view of a company's financial position





		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended March 31, 2009

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of  each  of  the  issuer's  classes  of
common  equity,  as  of   the  latest  practicable  date:  March 31,  2009:
24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]






                                  Table of Contents

      10-Q - NORTH AMERICAN GAMING AND ENTERAINMENT CORPORATION FORM 10-Q


PART I

ITEM 1. FINANCIAL STATEMENTS                                            1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      20
ITEM 4T.CONTROLS AND PROCEDURES                                         21


PART II

Items 1 through 5 not applicable.
ITEM 6. EXHIBITS                                                        23

SIGNATURES                                                              24

EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)











ITEM 1. FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION






NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                                                                   2009            2008
        ASSETS                                                  unaudited         audited
                                                                ----------      -----------

CURRENT ASSETS
   Cash and cash equivalents                                        60,231           23,961
   Other current asset and prepayment                              270,345          229,560
                                                                ----------      -----------
TOTAL CURRENT ASSETS                                               330,576          253,521
                                                                ----------      -----------
FURNITURE AND EQUIPMENT, NET                                       228,027          235,800
                                                                ----------      -----------
LONG TERM INVESTMENT                                               292,573          292,629
                                                                ----------      -----------
LAND USE RIGHT                                                  17,402,909       17,508,609
                                                                ----------      -----------
GOODWILL                                                         3,333,490        3,334,124
                                                                ----------      -----------
LONG TERM RECEIVABLE                                             1,765,595        1,754,586
                                                                ----------      -----------
TOTAL ASSETS                                                    23,353,170       23,379,269
                                                                ==========      ===========

        LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Other payable and accrual expense                             2,019,867        2,124,049
   Notes payable                                                   434,137          434,137
   Due to stockholder                                            2,401,590        2,396,560
   Due to related company                                        3,672,754        3,446,160
                                                                ----------      -----------
TOTAL CURRENT LIABILITIES                                        8,528,348        8,400,906
                                                                ----------      -----------
MINORITY INTEREST                                                  553,890          562,938
                                                                ----------      -----------
STOCKHOLDERS' EQUITY
Series C convertible preferred stock ($0.01 par value)
     10,000,000 shares authorized, 500,000 shares issued      	     5,000            5,000
     and outstanding as of March 31, 2009
Common stock($0.01 par value, 200,000,000 shares
authorized, 24,216,058 shares issued and
     outstanding as of March 31, 2009                        	   417,886          417,886

Additional paid-in capital                                   	24,291,462       24,208,127
   Treasury stock, 17,572,494 shares, at cost                     (489,258)        (489,258)
   Accumulated deficits during the exploration stage           (13,507,166)     (13,262,228)
   Accumulated other comprehensive income                     	 3,553,008        3,535,898
                                                                ----------      -----------
TOTAL EQUITY                                                    14,270,932       14,415,425
                                                                ----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                         	23,353,170       23,379,269
                                                                ==========      ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.







NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)



                                                Three months ended March 31,   	 Accumulated
                                                    2009            2008
                                           	------------     -----------     -----------

OPERATING EXPENSES
   General and administrative expenses   	      31,306          78,771         641,165
   Legal and professional fees              	      11,007         645,727         460,231
   Depreciation                               	       9,464           8,918          74,955
   Amortization of land use rights        	     102,379          97,523         865,803
                                           	------------     -----------     -----------

Total Operating Expenses                  	     154,156         830,939       2,042,154
                                           	------------     -----------     -----------

LOSS FROM OPERATIONS                       	    (154,156)       (830,939)     (2,042,154)
                                           	------------     -----------     -----------

OTHER INCOME (EXPENSES)
   Interest income                               	  27             434           4,948
   Interest expense                               	   -         (11,421)         (1,357)
   Imputed interest expense              	    (100,220)        (57,797)       (697,508)
   Other expense                                 	(271)              -         (33,421)
                                           	------------     -----------     -----------

Total Other Expenses                       	    (100,464)        (68,784)       (727,338)
                                           	------------     -----------     -----------

LOSS BEFORE MINORITY INTEREST            	    (254,620)       (899,723)     (2,769,492)

MINORITY INTEREST                          	       9,682          16,728         124,890
   Loss on disposal of subsidiary             		   -               -      (8,027,234)
                                           	------------     -----------     -----------

NET LOSS                                     	    (244,938)       (882,995)    (10,671,836)
                                           	------------     -----------     -----------

OTHER COMPREHENSIVE INCOME                 	      17,110         610,858       2,252,692
                                           	------------     -----------     -----------

COMPREHENSIVE LOSS                         	    (227,828)       (272,137)     (8,419,144)
NET LOSS PER SHARE
   Basic                                      	    (0.01011)          (0.04)       (0.44069)
   Diluted                                          	   -               -
Weighted average number of shares
outstanding
   during the period - basic             	  24,216,058      19,717,750      24,216,058
   during the period - diluted          	 633,216,058     628,717,750




The accompanying notes are an integral part of these condensed consolidated financial statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
AND SUBSIDIARIES (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHES ENDED MARCH 31, 2009


                          Treasury stock                    Series C
                                                           Convertible
                                                         Preferred Stock                       Common Stock
                        Share         Amount          Shares          Amount               Shares         Amount
                       	----------    ---------       -------         ------               ----------     --------
Balance at
January 1, 2008      	17,572,494    $(489,258)    	    -         $    -               24,216,058  	  $417,886

Imputed interest
expenses on due
to stockholders and
related companies                             -       		      $	   -                        -     $	 -

Stock issued in
recapitalization                                      500,000  	      $5,000                        -            -

Foreign currency
translation gain                              -             -         $    -               	    -     $	 -
Comprehensive income
                       	----------    ---------       -------         ------               ----------     --------
Balance at
December 31, 2008       17,572,494     (489,258)      500,000         $5,000               24,216,058     $417,886

Contribution by
stockholders                                  -             -         $                             -     $	 -

Stock issued in
recapitalization                                                                               	    -     $	 -

Imputed interest
expenses on due
to stockholders and
related companies                             -             -         $                             -     $	 -
Comprehensive income
                       	----------    ---------       -------         ------               ----------     --------
Balance at
March 31, 2009          17,572,494     (489,258)      500,000         $5,000               24,216,058     $417,886
                        ==========    =========       =======         ======           	   ==========     ========



The accompanying notes are an integral part of these condensed consolidated financial statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
AND SUBSIDIARIES (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHES ENDED MARCH 31, 2009
(CONTINUED)


                                                                        Accumulated
                                        Additional                      other
                                        paid-in         Accumulated     comprehensive
                                        capital         deficits        income                  Total
                                        -----------     ------------    -------------           -----------
Balance at January 1, 2008         	$23,528,678     $(11,794,802)   $   2,470,986           $14,133,490

Contribution by stockholders        	    325,498                -                -               325,498

Stock issued in recapitalization       		  -                -                -                 5,000

Imputed interest expenses on
due to stockholders and
related companies                      	    353,951                -                -               353,951


Foreign currency translation gain       	  -                -        1,064,912             1,064,912

Net loss for the year                                     (1,467,426)                            (1,467,426)
                                        -----------     ------------    -------------           -----------
Balance at December 31, 2008        	 24,208,127      (13,262,228)       3,535,898            14,415,425

Contribution by stockholders              	  -                -                -                     -

Stock issued in recapitalization                                                                      	  -

Imputed interest expenses on
due to stockholders and
related companies                            83,335                                                  83,335

Net loss for the year                                       (244,938)                              (244,938)

Foreign currency translation gain                 -                -           17,110                17,110


                                        -----------     ------------    -------------           -----------
Balance at March 31, 2009         	$24,291,462     $(13,507,166)   $   3,553,008         	$14,270,932
                                        ===========     ============    =============         	===========



The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Three months ended March 31,     Accumulated
                                                                           2009            2008
                                                                        ----------      ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  (244,938)       (882,995)      (10,671,836)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Loss on disposal of discontinued operations                                                             8,027,234
   Stock issued for services                                                                90,000                 -
   Depreciation                                                              9,464           8,918            74,955
   Amortization of land use rights                                     	   102,379          97,523           865,803
   Imputed interest expenses                                               100,220          57,797           697,508
   Minority interest                                                        (9,682)        (16,728)         (124,890)
Changes in operating assets and liabilities
(Increase) decrease in:
   Other current assets and prepayments                               	   (40,833)         (2,893)            8,093
   Other payables and accrued expense                                 	  (103,770)       (141,260)          105,233
                                                                        ----------      ----------       -----------
Net cash (used in) operating activities               			  (187,160)       (789,638)       (1,017,900)
                                                                        ----------      ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment of note receivable                                               	 -         133,000          (133,000)
   Purchase of furniture and equipment                                      (2,016)         (6,054)          (51,115)
   Due from shareholder                                                                                       25,584
Due from related parties                                               	   (11,343)        (61,534)       (1,436,593)
Net cash outflow from acquisition                                                                     	  (1,310,532)
Net cash outflow from disposal of discontinued operations                                          	  (1,406,430)
                                                                        ----------      ----------       -----------
Net cash provided by (used in) investing activities                  	   (13,359)        188,480        (4,312,086)
                                                                        ----------      ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution by shareholders                                                                     (197,293)
   Proceeds from notes payable                                                                               573,146
Proceeds from recapitalization                                                                               (71,372)
Additional paid-in capital                                                                                  (481,477)
Due to stockholders                                                          5,486         352,000           294,640
   Due to related parties                                                  227,270         (11,286)        3,309,246
   Investment from minority stockholders                                                                    (619,747)
                                                                        ----------      ----------       -----------
Net cash provided by financing activities                                  232,756         340,714         2,807,143
                                                                        ----------      ----------       -----------
EFFECT OF EXCHANGE RATES ON CASH                                             4,033          35,417           517,096
                                                                        ----------      ----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        36,270        (225,027)    	  (2,005,747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       	    23,961         479,241     	   2,065,978
                                                                        ----------      ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  60,231         254,214            60,231
									==========	==========	 ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company owed $2,401,590 to two former stockholders of Chang Jiang and a total of $3,672,754 to seven related parties as of March 31, 2009, for advances made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 7% per annum on the amounts due. As a result, the interest imputed for the quarter was $83,335 (RMB 685,032) which increased the additional paid-in capital without cash flow.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF March 31, 2009
                                  (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and
Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies and methods of computation followed in these condensed consolidated financial statements are the same as those applied in the consolidated financial statements for the year ended December 31, 2008.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

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

Chang Jiang Mining &*New energy Co.Ltd ("Chang Jiang") (formerly Chang Jiang Shi You Neng Yuan Fa Zhang Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xian,PRC.

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

            North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as the "Company".

The Company is considered to be an exploration stage company. This requires that information is presented to show the cumulative results of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers itself to have become an exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the consolidated statements of operations and comprehensive loss and the consolidated statements cash flows have been provided to show cumulative balances from March 22, 2007 through March 31, 2009.

NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and 2008 include the unaudited financial statements of North American, its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Chang Jiang and
Dongfang   Mining, respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4    COMMITMENTS AND CONTINGENCIES

(A)Capital commitments

The Company's cash balances with financial institutions in the U.S are insured up to
FDIC limits.

As of December 31, 2007,the Company had capital commitments of $2,190,630 with two suppliers for contracts in respect to the exploration of lead, zinc and gold for mining in Xian, PRC. As the permit of mining for gold, lead and zinc has not yet been obtained as of March 31, 2009, the contract was not implemented before the end of March 2009, but will still be effective throughout 2009.

In August 2008, The Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shaanxi Province. The total amount of the project at March 31, 2009 is $323,018, which is supposed to be paid in full during the next nine months ending December 31, 2009.

(B)Operating lease commitments

The prior headquarters, formerly located in the 5th floor of High-Tech Mansion, Gaoxin Road,High-Tech Zone,Xi'An, had a rental lease of approximately $3,500 (RMB25,000) per month, from June, 2006 to January, 2009. The new headquarters office is removed to the Xinhui Mansion, Gaoxin Road, High-Tech Zone, Xi'An,PRC with the rental lease from February, 2009 to January, 2011 at a rental rate of $11,029 per year.

The rental expense of headquarters for the three months ended March 31,2009 and 2008 was $5,338 and $6,968, respectively.

For the next nine months of 2009 and the whole year of 2010, the Company has outstanding commitments of approximately $8,272 and $11,029, respectively, with regards to the operating leases of its facilities.



NOTE 5    STOCKHOLDERS' EQUITY

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

There are no preferred dividends in arrears as of March 31, 2009.

No called or redeemed conditions prescribed for the preferred stock.

NOTE 6    RELATED PARTY TRANSACTIONS

The related parties owed the Company $1,765,595 as of March 31, 2009, which consisted of six related companies and three related persons, each owing the Company amounts totaling $1,317,497 and $448,098, respectively, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,401,590 to two former stockholders of Chang Jiang as of March 31, 2009, for advances made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 7% per annum on the amounts due.

The Company owed a total of $3,672,754 to seven related parties as of March 31, 2009. This consisted of six related companies and one related person, each of whom owed the Company amounts totaling $2,312,165 and $1,360,589, respectively, for the advances that were made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 7% per annum on the amount due.

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


Total imputed interest recorded  as additional  paid-in  capital  amounted   to
$100,220 and $57,797 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7   SEGMENTS REPORTING

The Company operates in only one reportable segment, mining for mineral ores, which is still at an exploration stage. Though the land use rights account for most of the assets owned by the Company, the Company has targeted mining now and new energy in the near future. All of the Company's long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8   CONCENTRATIONS AND RISKS

During  the  three  months  ended   March  31,  2009  and  2008,  100%  of  the
Company's business and assets were located in the PRC.

NOTE 9    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect the implementation of this guidance to have a material impact on the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the condensed consolidated financial statements.

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


In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. The Company did not elect the fair value option under SFAS 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. The Company will consider applying the fair value option to future transactions as provided by the standard. The Company does not expect SFAS 159 to have a material impact on the condensed consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), "Business Combinations". This standard revises and enhances the guidance set forth in SFAS No. 141(R) by establishing a definition for the "acquirer," providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the current condensed consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.


NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,507,166 at March 31, 2009 which includes a net loss of $244,938 for the three months ended March 31, 2009. The Company's current liabilities exceed its current assets by $8,197,772. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the 2009 fiscal year.

NOTE 11  THE INVESTMENT

In order to carry out the Corporate Strategy of developing the Mining and New Energy, the Company, along with Shaanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named Shaanxi Changjiang Mining & New Energy
Co., Ltd.("Shaanxi").The Company owns a 20% share of the registered capital of Shaanxi while Changfa owns the remaining 80% share. The Company has significant influence on Shaanxi as it has assigned finance and other directors in Shaanxi. The Company has recorded this investment under the equity method. Shaanxi had no income for the three months ended March 31,2009 and since the expense was not material, no adjustment has been made. As of March 31, 2009, the balance of this investment was $292,573.

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

                                   OVERVIEW
We are an exploration stage mining company and we have had no revenues and do not expect revenues until we begin the process of extracting minerals which will not start until the end of 2009, if at all. We have sustained considerable losses from our exploration and other activities to date.

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

On February 4, 2008, (the "Closing Date") we acquired HONGKONG WAH BON ENTERPRISE LIMITED ("Wah Bon") and its three subsidiaries: SHAANXI TAI PING YANG XIN NENG YUAN DEVELOPMENT COMPANY LIMITED ("Tai Ping Yang"); SHAANXI CHANG JIANG SI YOU NENG YUAN FA ZHANG GU FENG YOU XIANG GONG SI ("Chang Jiang") and DONGFANG MINING COMPANY LIMITED ("Dongfang"). Wah Bon owns 100% of Tai Ping Yang. Tai Ping Yang owns 97.2% of Chang Jiang; and Chang Jiang owns 60% of Dongfang. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Chang Jiang and Dongfang Mining respectively.


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



                                     2008            2007            2006
                                 -----------     -----------     -----------
Revenues                         $	   -     $     	   -   	 $         -
                                 ===========     ===========     ===========
Net loss                         *1,467,426*     $(8,959,472)    $(1,676,333)
                                 ===========     ===========     ===========
Net loss per share - basic    	      *0*06*     $      (.37)    $         -
                                 ===========     ===========     ===========
Net loss per share - diluted  	 $  	   -     $    	   -     $         -
                                 ===========     ===========     ===========

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

The following is a summary of land use rights at March 31, 2009:


Cost                                    $     19,143,200
Less: accumulated amortization                (1,740,291)
                                        ----------------
Land use rights, net                    $     17,402,909
                                        ================


The  land use rights are amortized over fifty years of the term of  leases. The
amortization  expense  for   the  three  months  ended March 31, 2009  and 2008
was $102,379 and $97,523, respectively.

From 2003 until the present, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of the People's Republic of China. Dongfang Mining was granted an exploration right to the lead, zinc and gold mines located at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006. The Company engaged Geology and Mineral Bureau of Shaanxi to conduct a preliminary survey which reported preliminary positive findings for gold, lead and zinc deposits in the mines.


                              PLAN OF OPERATIONS


Our efforts over the next nine months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain the gold mining license before the end of 2009 and expect to commence extraction operations shortly thereafter.

To date we have financed our activities from loans received from related parties. Until we begin to generate revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans for the next nine 9 months or until the Company begins to generate revenues, whichever first occurs. Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next nine months.

Our  plan  over the next nine months  is:    1.   to  obtain  the  gold  mining
license at the end of 2009 and then to obtain the lead & zinc mining license; 2. to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with Specific implementation methods which are as follows:

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

 -   Complete the particular survey of gold and obtain the exploitation licence
before  year  end.-    Enter  into  electric  power industry by controlling the
Changjiang Electric Power & new emerge Co., ltd.

We believe we can find adequate skilled mining personnel in the region. We are also exploring possible joint venture or similar arrangements with one of the existing, competitive mining companies that are already operating in the mining area near our parcel. If so, we would reduce our need for the initial expenditures and the delay in commencing mining operations may be shortened.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had an increase in net loss of $ 244,938 for the three months ended March 31, 2009. During the three months ended March 31, 2009, we had net cash used in operating activities of $187,160, net cash used in investing activities of $ 13,359 and net cash provided by financing activities of $ 232,756. At March 31, 2009, our cash balance was $60,231, as compared to $ 23,961 at the end of December 2008. This was an increase of $ 36,270, or approximately 151%.

        CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $187,160 for the three months ended March 31, 2009 was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash, included depreciation expense of
$9,464, amortization of land use rights of $102,379, imputed interest expense of $100,220, adjustment for minority interests of $9,682,an increase in other current assets and prepayments of $ 40,833 and an decrease in other payables of $103,770.

       CASH  FLOWS FROM  INVESTING  ACTIVITIES.  Net  cash  used  in  investing
activities  of   $13,359   for   the   three  months ended March 31,  2009  was
primarily attributable to the $ 11,343 from related parties.

       CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $ 232,756 provided by financing activities in the three months ended March 31, 2009 was primarily due to the $5,486 and $227,270 increases of due to shareholder and due to related parties, respectively

       FINANCING. We have not generated any revenues as of March 31, 2009 and so are considered an exploration stage company. We ended March 2009 with $60,231 of cash and equivalents on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. Our auditors have expressed substantial concern as to our ability to continue as a going concern.

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

       OFF-BALANCE  SHEET  ARRANGEMENTS.  We  do not have any off-balance sheet



RESULTS OF OPERATIONS

Comparison   of   the   three   months  ended  March  31,  2009,  to  the three
months ended March 31, 2008.

Operating Expense

The Company recorded  an  operating  loss  of  $154,156  compared  to   a  loss
of  $830,939    at   March   31,  2008.  The  loss  was  comprised  of  general
and administrative costs of $31,306 during the three months ended March 31, 2009, compared to general and administrative costs of $78,771 for the three months ended March 31, 2008. Legal and professional fees decreased to $11,007 for the three months ended March 31, 2009, which was the costs of the audit. Depreciation was $9,464 for the three months ended March 31, 2009 as compared to $ 8,918 for the three months ended March 31, 2008. Land use rights amortization was $102,379 for the three month sended March 31, 2009. The operating loss decrease was largely associated with
the   decrease of expenses  for the legal and professional fees.


Other Income (Expense)

Other income increased from $68,784 for the three months ended March 31, 2008 to $100,464 for the three months ended March 31, 2009. The Company incurred interest expense of zero for the three months ended March 31,
2009, compared to $11,421 for the three months ended March 31, 2008. Imputed interest expense increased from $ 57,797 for the three months ended March 31,2008 to $100,220 for the three months ended March 31, 2009. The increase in interest expense is due to additional borrowings from related and unrelated parties. The Company recorded interest income of $27 for the three months ended March 31, 2009.


Net Loss
The net loss for the three months ended March 31, 2009 was $244,938 as compared to a net loss of $882,995 for the three months ended March 31,
2008. The decrease of loss for the three months ended March 31, 2009 mainly came from the decrease of $634,720 in legal and professional fees compared with the quarter ended March 31, 2008.

Other Comprehensive Income

The exchange rate was stable during the first quarter of 2009, and only $ 17,110 of foreign exchange gain was recorded in the booke for the quarter. We converted the report in RMB to that in USD by the exchange rate at March 31, 2009 (i.e. 6.8359 for the balance sheet) and by average exchange rate of Quarter 1 (i.e. 6.8353 for the income statement).

As a result, the difference  after  the   translation   was   concluded  to  be
recorded as foreign exchange translation gains in the balance sheet.

Comprehensive Loss

The   comprehensive  loss  for  the  three   months   ended   March  31,   2009
was $227,828  as  compared   to    a  comprehensive  loss  of $ 272,137 for the
three months  ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.


CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ending March 31 , 2009, Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ending March 31 , 2009. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

Brock, Schechter & Polakoff, LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. In the firm's opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.


CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 32.1, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a- 14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule
13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a- 14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

              NORTH AMERICAN GAMING ANDENTERTAINMENT CORPORATION


May 15, 2009

/s/ Chen Weidong, President

---------------------------
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)