Form 10-Q
period 2009-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2009-08-14
CIK 29952

Form 10-Q

NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM

Filed: August 15, 2009 (period: June 30, 2009)

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

Check whether   the  registrant  filed  all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution ofsecurities under a plan confirmed by a court.
                         [ ] YES    [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's
classes  of common  equity,   as   of    the   latest   practicable  date:
June 30  2009: 24,216,058

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

EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)






ITEM 1. FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,       December 31,
                                                                  2009             2008
        ASSETS
                                                               ----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                                       68,571           23,961
   Prepaid expenses                                                42,743          115,801
   Other current assets                                           109,185          113,759
                                                               ----------      -----------
TOTAL CURRENT ASSETS                                              220,499          253,521
                                                               ----------      -----------
FURNITURE AND EQUIPMENT, NET                                      218,991          235,800
                                                               ----------      -----------
LONG TERM INVESTMENT                                              292,744          292,629
                                                               ----------      -----------
LAND USE RIGHTS                                                17,310,668       17,508,609
                                                               ----------      -----------
GOODWILL                                                        3,335,441        3,334,124
                                                               ----------      -----------
LONG TERM RECEIVABLE (related parties)                          1,768,479        1,754,586
                                                               ----------      -----------
TOTAL ASSETS                                                   23,146,822       23,379,269
                                                               ==========      ===========

        LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Other payables and accrued expenses                          1,882,538        2,124,049
   Notes payable                                                  434,137          434,137
   Due to stockholders                                          2,402,996        2,396,560
   Due to related companies                                     3,916,234        3,446,160

                                                               ----------      -----------
TOTAL CURRENT LIABILITIES                                       8,635,905        8,400,906
                                                               ----------      -----------
MINORITY INTEREST                                                 495,359          562,938
                                                               ----------      -----------
STOCKHOLDERS' EQUITY
Series C convertible preferred stock ($0.01 par value)
     10,000,000 shares authorized, 500,000 shares issued
     and outstanding                                                5,000            5,000
Common stock($0.01 par value, 200,000,000 shares
authorized, 24,216,058 shares issued and
     outstanding                                                  417,886          417,886

Additional paid-in capital                                     24,356,050       24,208,127
   Treasury stock, 17,572,494 shares, at cost                    (489,258)        (489,258)
   Accumulated deficits during the exploration stage          (13,736,607)     (13,262,228)
   Accumulated other comprehensive income                       3,462,487        3,535,898
                                                               ----------      -----------
TOTAL EQUITY                                                   14,015,558       14,415,425
                                                               ----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                           23,146,822       23,379,269
                                                               ==========      ===========




The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED   CONDENSED   CONSOLIDATED    STATEMENTS   OF   OPERATIONS   AND
COMPREHENSIVE LOSS


                                            Six months ended June 30,                        Three months ended June 30,

                                              2009             2008       Accumulated          2009               2008
                                           -----------     -----------    -----------       -----------        ----------

OPERATING EXPENSES
   General and administrative expenses   	84,086         118,225        693,945            52,780            39,454
   Legal and professional fees             	57,509         672,794        506,733            46,502            27,067
   Depreciation                                 18,665          18,270         84,156             9,201             9,352
 Amortization of land use rights               204,778         198,410        968,202           102,399           100,887
                                           -----------     -----------     ----------       -----------        ----------

Total Operating Expenses                       365,038       1,007,699      2,253,036           210,882           176,760
                                           -----------     -----------     ----------       -----------        ----------

LOSS FROM OPERATIONS                          (365,038)     (1,007,699)    (2,253,036)         (210,882)         (176,760)
                                           -----------     -----------     ----------       -----------        ----------
OTHER INCOME (EXPENSES)
   Interest income                           	    77             764          4,998                50               330
   Interest expense                        	  (139)        (22,842)        (1,496)         	   (139)          (11,421)
   Imputed interest expense                   (178,406)       (145,018)      (775,693)     	(78,186)      	  (87,221)
   Other expense                                (3,197)              -        (36,347)        	 (2,926)              	-
                                           -----------     -----------     ----------       -----------        ----------

Total Other Expenses                   	      (181,665)       (167,096)      (808,538)     	(81,201)          (98,312)
                                           -----------     -----------     ----------       -----------        ----------

LOSS BEFORE MINORITY INTEREST         	      (546,703)     (1,174,795)    (3,061,574)         (292,083)      	 (275,072)

 Minority interest                        	72,324          27,576        187,533            62,642        	   10,848
                                           -----------     -----------     ----------       -----------        ----------
LOSS FROM CONTINUING OPERATIONS       	      (474,379)     (1,147,219)    (2,874,041)         (229,441)         (264,224)

Loss on disposal of subsidiary             	     -               -     (8,027,234)        	      -               	-
                                           -----------     -----------     ----------       -----------        ----------
NET LOSS                                      (474,379)     (1,147,219)   (10,901,275)         (229,441)         (264,224)

OTHER COMPREHENSIVE INCOME (LOSS)     	       (73,411)        955,649      2,162,171           (90,521)          344,791
                                           -----------     -----------     ----------       -----------        ----------
COMPREHENSIVE LOSS                     	      (547,790)       (191,570)    (8,739,104)         (319,962)           80,567
                                           ===========     ===========     ==========       ===========        ==========
NET LOSS PER SHARE
   Basic                               	       (0.0196)       (0.04335)      (0.11868)         (0.00947)      	 (0.01340)
   Diluted                                     (0.0008)       (0.00181)             -                 -          (0.00042)
Weighted average number of shares
outstanding
   during the period - basic       	    24,216,058       26,466,904    24,216,058        24,216,058        19,717,750
   during the period - diluted    	   633,216,058      633,216,058             -                 -       628,717,750



The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
AND SUBSIDIARIES (An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                          	     Treasury stock                   Series C
                                                        	    Convertible
                                                       		  Preferred Stock                     Common Stock
                        	  Share      	 Amount        Shares          	Amount            Shares         Amount
                       		----------    	---------      -------         	------		----------	--------
Balance at
January 1, 2008      		17,572,494   	$(489,258)     500,000  	$5,000          24,216,058   	$417,886

Contributed by shareholder                         		     -          $    -                   -      $      -

Stock issued in
recapitalization                                                                               		 -             -

Imputed interest expenses on
due to stockholders and
related companies

Foreign currency
translation gain                         		-            -          $    -               	 -      $

Comprehensive income
                       		----------    	---------      -------         	------		----------	--------
Balance at
December 31, 2008     		17,572,494    	 (489,258)     500,000   	$5,000          24,216,058      $417,886

Contribution by
stockholders                             		-            -     	$    -           		$      -


Imputed interest
expense on due
to stockholders and
related companies                        		-            -          $    -          		$      -

Foreign currency
translation gain                        		-            -         	$    -               -         	$


Net loss for the year
                       		----------    	---------      -------         	------		----------	--------
Balance at
June 30, 2009       		17,572,494   	 (489,258)     500,000       	$5,000             24,216,058   $417,886
                        	==========      =========      =======          ======          ==========      ========



The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
AND SUBSIDIARIES (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)


                                                                         Accumulated
                                         Additional                         other
                                          paid-in        Accumulated    comprehensive
                                          capital         deficits         income                  Total
                                        -----------     ------------    -------------           -----------
Balance at January 1, 2008         	$23,523,678     $(11,794,802)   $   2,470,986           $14,133,490

Contribution by stockholders        	    330,498                -                -               330,498

Imputed interest expense on
due to stockholders and
related companies                      	    353,951                -                -               353,951

Foreign currency translation gain       	  -                -        1,064,912             1,064,912

Net loss for the year                                     (1,467,426)                            (1,467,426)

                                        -----------     ------------    -------------            -----------
Balance at December 31, 2008        	 24,208,127      (13,262,228)       3,535,898             14,415,425

Contribution by stockholders              	  -                -                -                      -

Stock issued in recapitalization                                                                      	   -

Imputed interest expenses on
due to stockholders and
related companies                           147,923                                                  147,923

Foreign currency translation gain                            (73,411)          73,411

Net loss for the year                                       (474,379)                               (474,379)

                                        -----------     ------------    -------------         	 -----------
Balance at June 30, 2009        	$24,356,050     $(13,736,607)   $   3,462,487        	 $14,015,558

                                        ===========     ============    =============         	 ===========





The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.






NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six months ended June 30,       Accumulated
                                                                           2009             2008
                                                                        ----------      ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              	  (570,124)     (1,147,219)      (10,997,020)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Loss on disposal of discontinued operations                     		 -               -         8,027,234
   Stock issued for services                                           		 -          90,000                 -
   Depreciation                                                       	    18,665          18,270            84,156
   Amortization of land use rights                               	   204,778         198,410           968,202

   Imputed interest expense                                      	   178,406         145,018           775,694

   Minority interest                                                	   (72,324)              -          (187,532)

Decrease (increase) in operating assets                          	    77,700        (310,602)          126,624

Increase (decrease) in operating liabilities                   		  (242,257)        (34,667)          106,367
                                                                        ----------      ----------        ----------
Net cash used in   operating activities                          	  (405,156)     (1,040,790)       (1,096,275)
                                                                        ----------      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment of note receivable                                      		 -         133,000          (133,000)

   Purchase of furniture and equipment                            	    (2,050)         (6,054)          (51,149)

   Due from shareholder                                                		 -               -            25,584

Due from related parties                                            	   (13,196)       (543,758)       (1,438,446)
Net cash outflow from acquisition                                  		 -               -        (1,310,532)
Net cash outflow from disposal of discontinued operations     			 -               -        (1,406,430)
                                                                        ----------      ----------        ----------
Net cash used in investing activities                             	   (15,246)       (416,812)       (4,313,973)
                                                                        ----------      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution by shareholders                             		 -               -           197,293

   Proceeds from notes payable                                        		 -               -           573,146

Proceeds from recapitalization                                       		 -               -           (71,372)

Additional paid-in capital                                            		 -               -          (481,477)

Due to stockholders                                                   	     5,487         751,968           315,127

 Due to related parties                                          	   468,568         885,942         3,390,436

Investment from minority stockholders                            		 -               -          (619,747)
                                                                        ----------      ----------        ----------
Net cash provided by financing activities                        	   474,055       1,637,910         3,303,406

                                                                        ----------      ----------        ----------
EFFECT OF EXCHANGE RATES ON CASH                                   	    (9,043)       (466,184)          109,415

                                                                        ----------      ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            	    44,610        (285,876)       (1,997,427)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                	    23,961         479,241         2,569,180

                                                                        ----------      ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       	    68,571         193,365           571,773
                                                                        ==========      ==========        ==========


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company owed $2,403,312 to two former stockholders of Chang Jiang and a total of $3,204,352 to seven related parties as of June 30, 2009, for advances made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 5.4% per annum on the amounts due. As a result, the interest imputed for the quarter was $78,186 (RMB 534,321) which increased the additional paid-in capital without cash flow.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.
5

 NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES (An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the Company's financial position at June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008, and cash flows for the three and six month periods ended June 30, 2009 and 2008. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results
to   be  expected  for  the entire fiscal year ending December 31, 2009.

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

On May 30, 2007, amended to July 5, 2007, North American entered into a Material Definitive Agreement, pursuant to which the shareholders of Chang Jiang exchanged all their shares in Chang Jiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American which carries the right of 1,218 votes per share and is convertible to 609,000,000 (pre a one for ten reverse split) common shares. North American will effect a one for ten reverse stock split after the closing of this transaction and upon obtaining regulatory approval and approval of the North American shareholders and the holders will not convert its series C convertible preferred stock until after the completion of the reverse stock split. In connection with the exchange, Chang Jiang will also deliver $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock shall automatically be converted into that number of fully paid and non- assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining and New Energy Company Limited and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon becomes a wholly owned subsidiary of North American.

The Company was reincorporated from the state of Delaware to the state of Nevada with the intent to effect a statutory merger of the Delaware corporation "North American Gaming and Entertainment Corporation", into a recently formed Nevada corporation under the name "China Changjiang Mining & New Energy Co., Ltd.", and to swop all issued and outstanding shares in the Delaware corporation for comparable shares in the Nevada corporation and dissolve the Delaware corporation.

The said new corporation was filed on September 19, 2008 in Nevada. Up to the present, the statutory merger is in progress.

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

             North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as the "Company".

The Company is considered to be an exploration stage company. This requires that information is presented to show the cumulative results of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers itself to have become an exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the consolidated statements of operations and comprehensive loss and the consolidated statements cash flows have been provided to show cumulative balances from March 22, 2007 through June 30, 2009.

NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and 2008 include the unaudited financial statements of North American, its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of
Chang  Jiang  and   Dongfang   Mining, respectively.

All   significant   inter-company  accounts  and  transactions  have  been
eliminated in consolidation.

NOTE 4    COMMITMENTS AND CONTINGENCIES

(A)Capital commitments

The Company's cash balances with financial institutions in the U.S are insured up to
FDIC limits.

As of December 31, 2008,the Company had capital commitments of $2,190,630 with two suppliers for contracts in respect to the exploration of lead, zinc and gold for mining in Xian, PRC. As the permit of mining for gold, lead and zinc has not yet been obtained as of June 30, 2009, the contract was not implemented before the end of June 2009, but will still be effective throughout 2009.

In August 2008, the Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shanxi Province. The total amount of the project at June 30, 2009 is $323,018, which is supposed to be paid in full during the next six months ending December 31,2009.

(B)Operating lease commitments.

The prior headquarters, formerly located in the 5th floor of High-Tech Mansion, Gaoxin Road,High-Tech Zone,Xi'An, had a rental lease of approximately $3,500 (RMB25,000) per month, from June, 2006 to January, 2009. The new headquarters office is removed to the Xinhui Mansion,
Gaoxin Road, High-Tech Zone, Xi'An,PRC with the rental lease from February, 2009 to January, 2011 at a rental rate of approximately $10,975 (RMB75,000)per year.

The rental expense of headquarters for the six months ended June 30,2009 and 2008 was $8,073 and $17,781, respectively.

For  the  next six months of 2009 and the whole year of 2010, the  Company
has  outstanding   commitments   of   approximately  $5,488  and  $10,975,
respectively, with regards to the operating  leases of its facilities.

NOTE 5    STOCKHOLDERS' EQUITY

On February 4, 2008, the Company  issued   500,000   shares  of  series  C
convertible preferred stock to Wah Bon's shareholder.

Each of the preferred shares is entitled to receive preferential treatment in connection with the payment of dividends, distributions upon liquidation and voting rights. Each preferred share carries the right to vote the equivalent of 1,218 votes of common shares. Each preferred share will be automatically converted into 1,218 common shares upon approval and an amendment to the Certificate of
Incorporation to increase the number of authorized shares. According to the management, the preferred shares conversion shall go into effect next quarter.

There are no preferred dividends in arrears as of June 30, 2009.

No called or redeemed conditions prescribed for the preferred stock.

NOTE 6    RELATED PARTY TRANSACTIONS

The related parties owed the Company $1,768,479 as of June 30, 2009, which consisted of six related companies and three related persons, each owing the Company amounts totaling $1,380,593 and $387,886 respectively, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,402,996 to two former stockholders of Chang Jiang as of June 30, 2009, for advances made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 5.4% per annum on the amounts due.

The Company owed a total of $3,916,234 to ten related parties as of June 30, 2009. This consisted of seven related companies and three related person, each of whom owed the Company amounts totaling $2,373,077 and $1,543,157, respectively, for the advances that were made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 5.4% per annum on the amount due.

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

The Company owed a total of $3,446,160 to six related parties as of December 31, 2008. This consisted of five related companies and one related person, each of whom owed the Company amounts totaling $2,086,486 and $1,359,674, respectively, for the advances that were made on an unsecured basis, repayable on demand and interest free. Interest was imputed at a rate of 7% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $178,406 and $169,286 for the six months ended June 30, 2009 and 2008, respectively.

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

NOTE 8   CONCENTRATIONS AND RISKS

During the six months ended June 30, 2009 and 2008, 100% of the Company's business and assets were located in the PRC.


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

In April 2009, the FASB released FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This position provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB released FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which is intended to provide greater clarity to investors about the credit and noncredit component of an other than temporary impairment charge ("OTTI") and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the consolidated statement of income with an offset for the amount of impairment that is the noncredit component recognized in other comprehensive income. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that it does not have the intent to sell the security or it is more likely than not that it will not have to sell the security prior to its anticipated recovery. Also in accordance with FSP FAS 115-2 and 124-2, prior periods' noncredit component other than temporary impairment charges are reclassified as additions to retained earnings and reductions in accumulated other comprehensive income. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB released SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of June 30, 2009, we reviewed events occurring through the filing date of this document.

In June 2009, the FASB released SFAS No. 166, "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140," to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and removes the exception from applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," to qualifying special-purpose entities. SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.

In  June 2009,  the  FASB  released  SFAS  No. 167,  "Amendments  to  FASB
Interpretation  No. 46(R),"  which  addresses  the   effects   on  certain
provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets." It addresses concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company's involvement in a variable interest entity. This statement requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this statement requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB released SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." This document replaces SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles". This statement identifies and organizes the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the implementation of this guidance to have a material impact on the condensed consolidated financial statements.

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,736,607 at June 30, 2009 which includes a net loss of $474,379 for the six months ended June 30, 2009. The Company's current liabilities exceed its current assets by $8,415,406. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the
Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The  Company  has  successfully  replaced   the   old  license  of  mining
exploration with a new one, whose exploration period ranges from Jan 1st 2009 to Jan 1st 2011.

NOTE 11  THE INVESTMENT

In order to carry out the Corporate Strategy of developing the Mining and New Energy, the Company, along with Shanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named Shanxi Changjiang Mining & New Energy
Co., Ltd.("Shanxi").The Company owns a 20% share of the registered capital of Shanxi while Changfa owns the remaining 80% share. The
Company has significant influence on Shanxi as it has assigned finance and other directors in Shanxi. The Company has recorded this investment under the equity method. Shanxi had no income for the six months ended June 30,2009 and since the expense was not material, no adjustment has been made. As of June 30, 2009, the balance of this investment was $292,744.

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

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed in the section entitled "Risk Factors" and the following:


   - the effect of political, economic, and market conditions and geopolitical events;

   -     legislative and regulatory changes that affect our business;

   -     the availability of funds and working capital;

   -     the actions and initiatives of current and potential competitors;

   -     investor sentiment; and

   -     our reputation.


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

On February 4, 2008, (the "Closing Date") we acquired HONGKONG WAH BON ENTERPRISE LIMITED ("Wah Bon") and its three subsidiaries: SHANXI TAI PING YANG XIN NENG YUAN DEVELOPMENT COMPANY LIMITED ("Tai Ping Yang"); SHANXI CHANG JIANG SI YOU NENG YUAN FA ZHANG GU FENG YOU XIANG GONG SI ("Chang Jiang") and DONGFANG MINING COMPANY LIMITED ("Dongfang"). Wah Bon owns 100% of Tai Ping Yang. Tai Ping Yang owns 97.2% of Chang Jiang; and Chang Jiang owns 60% of Dongfang. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Chang Jiang and Dongfang Mining respectively.

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
                                                ------------------

The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining were included in the consolidated statements of operations and comprehensive income after the effective date of the acquisition of February 5, 2007.


The  following table reflects  the  unaudited  pro forma combined  results
of operations   for   the  year   ended  December 31,2008,  2007 and 2006,
assuming the acquisition had occurred at the beginning of 2006.


                                    2008          2007          2006
                                 -----------  -----------   -----------
Revenues                         $  	   -  $      -      $         -
                                  (1,467,426) $(8,959,472)  $(1,676,333)
                                 ===========  ===========   ===========
Net loss per share - basic    	       (0.06) $      (.37)  $         -
                                 ===========  ===========   ===========
Net loss per share - diluted  	 $   	   -  $    	-   $         -
                                 ===========  ===========   ===========


In    accordance   with  SFAS   No.  142 "Goodwill  and  other  intangible
assets", goodwill is not amortized but is tested for impairment. The Company are going to perform an assessment on goodwill arising from the acquisition of Dongfang Mining as the market of non-ferrous metals has changed and the whole industry are rebounding. We cannot concluded that there was no impairment to the carrying value of the goodwill in this reporting period.


On  March  22,  2007,  the Company entered  into  an  agreement   with   a
principal stockholder of the Company to exchange the Company's 92.93% interest in Shanxi Huanghe Wetland Park Company Limited ("Huanghe") for 20% equity interest in Dongfang Mining owned by the stockholder. The acquisition of 20% of Dongfang Mining from the related party was accounted for as a purchase under common control. As a result of these transactions, we recorded goodwill of $3,115,544 in the balance sheet of the Company.


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
                                                        =============

We have land use rights for a 67.82 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County in the Shanxi Province of China. Our land use rights are amortized over fifty years of the term of the leases. We have performed tests on the site, but we have not yet begun mining activity. We originally planned to construct a theme park business on the parcel, but have now directed our resources to mining opportunities. Therefore, all of our assets are recorded in the mining segment of the financial statements.

The following is a summary of land use rights at June 30, 2009:


Cost                                    $     19,154,408
Less: accumulated amortization                (1,843,740)
                                        ----------------
Land use rights, net                    $     17,310,668
                                        ================


The   land  use  rights are amortized over fifty  years  of  the  term  of leases. The amortization expense for the six months ended June 30, 2009 and 2008 was $204,778 and $198,410, respectively.

From  2003  until   the   present,   Dongfang  Mining  has  held  licenses
for the exploration of minerals and precious metals in the Shanxi Province of the People's Republic of China. Dongfang Mining was granted an exploration right to the lead, zinc and gold mines located at Gan Gou and Guan Zi Gou, Xunyang County, Shanxi Province, PRC, on December 31, 2006. The Company engaged Geology and Mineral Bureau of Shanxi to conduct a preliminary survey which reported preliminary positive findings for gold, lead and zinc deposits in the mines.


                           PLAN OF OPERATIONS


Our efforts over the next six months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain the gold mining license in the near future and expect to commence extraction operations shortly thereafter.

To date we have financed our activities from loans received from related parties. Until we begin to generate revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans for the next six months or until the Company begins to generate revenues, whichever first occurs. Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next six months.

Our plan over the next six months is: 1.to obtain the gold mining license and then to obtain the lead & zinc mining license; 2. to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with Specific implementation methods which are as follows:

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


    - Complete the particular survey of gold and obtain the exploitation license

    - Enter into electric power industry by controlling the Changjiang Electric Power & new emerge Co.,ltd.

We believe we can find adequate skilled mining personnel in the region. We are also exploring possible joint venture or similar arrangements with one of the existing, competitive mining companies that are already operating in the mining area near our parcel. If so, we would reduce our need for the initial expenditures and the delay in commencing mining operations may be shortened.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had an increase in net loss of $ 474,379 for the six months ended June 30, 2009. During the six months ended June 30, 2009, we had net cash used in operating activities of $405,156, net cash used in investing activities of $ 15,246 and net cash provided by financing activities of $ 474,055. At June 30, 2009, our cash balance was $68,571, as compared to $ 23,961 at the end of December 2008. This was an increase of $ 44,610, or approximately 186%.

        CASH  FLOWS   FROM  OPERATING  ACTIVITIES.  Net   cash   used   in
operating activities  of   $405,156  for  the  six  months  ended June 30,
2009 was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash, included depreciation expense of $18,665, amortization of land use rights of $204,778, imputed interest expense of $178,406, adjustment for minority interests of $72,324,a decrease in current assets and prepayments of $77,700 and an decrease in current liability of $242,257.

        CASH   FLOWS FROM  INVESTING  ACTIVITIES.   Net   cash   used   in
investing activities of $15,246 for the six months ended June 31, 2009 was primarily attributable to the $13,196 from related parties.

        CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $ 474,055 provided by financing activities in the six months ended June 30, 2009 was primarily due to the $5,487 and $468,568 increases of due to shareholder and due to related parties, respectively

        FINANCING. We have not generated any revenues as of June 30, 2009 and so are considered an exploration stage company. We ended June 2009 with $68,571 of cash and equivalents on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. Our auditors have expressed substantial concern as to our ability to continue as a going concern.

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


RESULTS OF OPERATIONS

Comparison   of   the   six    months  ended   June  31,  2009, to the six
months ended June 31, 2008.

Operating Expense

The Company recorded an operating loss of $474,379 for the six months ended June 30, 2009 compared to a loss of $1,147,219 for the six months ended June 30, 2008. The loss was comprised of general and administrative costs of $84,086 during the six months ended June 30, 2009, compared to general and administrative costs of $118,225 for the six months ended June 30, 2008. Legal and professional fees decreased to $57,509 for the six months ended June 30, 2009, which was the costs of the audit. Depreciation was $18,665 for the six months ended June 30, 2009 as compared to $ 18,270 for the six months ended June 30, 2008. Land use rights amortization was $204,778 for the six months ended June 30, 2009. The operating loss decrease was largely associated with the decrease of expenses for the legal and professional fees.


Other Income (Expense)

Other expense increased from $167,096 for the six months ended June 30, 2008 to $181,665 for the six months ended June 30, 2009. The Company incurred interest expense of $139 for the six months ended June 31, 2009, compared to $22,842 for the six months ended June 30, 2008. Imputed interest expense increased from $ 145,018 for the six months ended June 30,2008 to $178,406 for the six months ended June 30, 2009. The increase in interest expense is due to additional borrowings from related and unrelated parties. The Company recorded interest income of $77 for the six months ended June 30, 2009.


Net Loss
The  net  loss  for  the  six  months ended June 30, 2009 was $474,379  as compared to a net loss of $1,147,219 for the six months ended June 30, 2008. The decrease of loss for the six months ended June 30, 2009 mainly came from the decrease of $615,285 in legal and professional fees compared with the quarter ended June 30, 2008.

Other Comprehensive Income

The exchange rate was stable during the first half year of 2009, and only $73,410 of foreign exchange loss was recorded in the book for the first half year. We converted the report in RMB to that in USD by the exchange rate at June 30, 2009 (i.e. 6.8319 for the balance sheet) and by average exchange rate of Quarter 1 & 2 (i.e. 6.834 for the income statement).

As a result, the difference  after the  translation   was  concluded to be
recorded as foreign exchange translation gains in the balance sheet.

Comprehensive Loss

The   comprehensive loss for the  six   months   ended    June   30,  2009
was $73,411   as  compared   to   a  comprehensive  gain  of $ 955,649 for
the six months  ended June 31, 2008.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.


CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ending June 30 , 2009, Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ending June 30 , 2009. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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


August 15, 2009

/s/ Chen Weidong, President

---------------------------
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)