Form 10-Q
period 2009-09-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2009-11-16
CIK 29952

Form 10-Q

NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM

Filed: August 15, 2009 (period: September 30, 2009)

Quarterly report which provides a continuing view of a company's financial position





		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended September 30, 2009

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's
classes  of common  equity,   as   of    the   latest   practicable  date:
September 30,  2009: 24,216,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]


                                  Table of Contents

      10-Q - NORTH AMERICAN GAMING AND ENTERAINMENT CORPORATION FORM 10-Q


PART I

ITEM 1. FINANCIAL STATEMENTS                                            1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      18
ITEM 4T.CONTROLS AND PROCEDURES                                         18


PART II

Items 1 through 5 not applicable.
ITEM 6. EXHIBITS                                                        20

SIGNATURES                                                              21

EX-1 (EXHIBIT 31.1)
EX-2 (EXHIBIT 32.1)







ITEM 1. FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT
  CORPORATION





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,    December 31,
                                                                  2009            2008
        ASSETS
                                                               ----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                                       45,213           23,961
   Prepaid expenses                                                    62          115,801
   Other current assets                                           191,483          113,759
                                                               ----------      -----------
TOTAL CURRENT ASSETS                                              236,758          253,521
                                                               ----------      -----------
FURNITURE AND EQUIPMENT, NET                                      209,875          235,800
                                                               ----------      -----------
LONG TERM INVESTMENT                                              292,869          292,629
                                                               ----------      -----------
LAND USE RIGHTS                                                17,215,546       17,508,609
                                                               ----------      -----------
GOODWILL                                                        3,336,858        3,334,124
                                                               ----------      -----------
LONG TERM RECEIVABLE (related parties)                          1,770,868        1,754,586
                                                               ----------      -----------
TOTAL ASSETS                                                   23,062,774       23,379,269
                                                               ==========      ===========

        LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Other payables and accrued expenses                          1,883,395        2,124,049
   Notes payable                                                  434,137          434,137
   Due to stockholders                                          2,404,016        2,396,560
   Due to related companies                                     3,974,510        3,446,160

                                                               ----------      -----------
TOTAL CURRENT LIABILITIES                                       8,696,058        8,400,906
                                                               ----------      -----------
MINORITY INTEREST                                                 510,743          562,938
                                                               ----------      -----------
STOCKHOLDERS' EQUITY
Series C convertible preferred stock ($0.01 par value)
     10,000,000 shares authorized, 500,000 shares issued
     and outstanding                                                5,000            5,000
Common stock($0.01 par value, 200,000,000 shares
authorized, 24,216,058 shares issued and
     outstanding                                                  417,886          417,886

Additional paid-in capital                                     24,465,803       24,208,127
   Treasury stock, 17,572,494 shares, at cost                    (489,258)        (489,258)
   Accumulated deficits during the exploration stage          (13,970,124)     (13,262,228)
   Accumulated other comprehensive income                       3,426,666        3,535,898
                                                               ----------      -----------
TOTAL EQUITY                                                   13,855,973       14,415,425
                                                               ----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                           23,062,774       23,379,269
                                                               ==========      ===========




The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.




NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED   CONDENSED   CONSOLIDATED    STATEMENTS   OF   OPERATIONS   AND
COMPREHENSIVE LOSS


                                            Nine months ended September 30,            	   Three months ended September 30,

                                              2009             2008       Accumulated          2009               2008
                                           -----------     -----------    -----------       -----------        ----------

OPERATING EXPENSES
   General and administrative expenses         123,520         226,292        733,379            39,434           108,067

   Legal and professional fees             	80,392         672,882        529,616            22,883                88
   Depreciation                               	27,872       	27,749         93,363             9,207             9,479

 Amortization of land use rights               307,230         300,725      1,070,654           102,452           102,315
                                           -----------     -----------     ----------       -----------        ----------

Total Operating Expenses                       539,014       1,227,648      2,427,012         	173,976           219,949
                                           -----------     -----------     ----------       -----------        ----------

LOSS FROM OPERATIONS                          (539,014)     (1,227,648)    (2,427,012)         (173,976)         (219,949)

                                           -----------     -----------     ----------       -----------        ----------
OTHER INCOME (EXPENSES)
   Interest income                           	   132           1,339 		5,053 		     55 	      575
   Interest expense                          	  (139)        (23,004)        (1,496) 		      - 	     (163)
   Imputed interest expense                   (257,676)       (238,775)      (854,963)      	(79,270) 	  (93,757)
   Other expense                            	(3,324)  	     - 	      (36,474) 		   (127)		-
                                           -----------     -----------     ----------       -----------        ----------
Total Other Expenses                          (261,007)       (260,440)      (887,880)       	(79,342) 	  (93,345)
                                           -----------     -----------     ----------       -----------        ----------

LOSS BEFORE NONCONTROLLING INTEREST    	      (800,021)     (1,488,088)    (3,314,892)         (253,318)         (313,294)

NONCONTROLLING INTEREST                    	92,125 	  	42,226	      207,334 		 19,801 	   14,650
                                           -----------     -----------     ----------       -----------        ----------
LOSS FROM CONTINUING OPERATIONS        	      (707,896)	    (1,445,862)    (3,107,558)         (233,517)         (298,644)

LOSS ON DISPOSAL OF SUBSIDIARY               	     -               - 	   (8,027,234)                -                 -
                                           -----------     -----------     ----------       -----------        ----------
NET LOSS                                      (707,896)     (1,445,862)   (11,134,792) 	       (233,517)         (298,644)

OTHER COMPREHENSIVE INCOME (LOSS)      	      (109,232)	     1,051,148 	    2,126,350 		(35,821)	   95,499
                                           -----------     -----------     ----------       -----------        ----------
COMPREHENSIVE LOSS                            (817,129)       (394,714)    (9,008,442) 	       (269,338)         (203,143)
                                           ===========     ===========     ==========       ===========        ==========
NET LOSS PER SHARE
   Basic                                         (0.03) 	 (0.05) 			  (0.01) 	    (0.01)
   Diluted
Weighted average number of shares     	       (0.0012)        (0.0023) 		        (0.0004)	  (0.0004)
outstanding
   during the period - basic                24,216,058      26,466,904                       24,216,058        26,466,904
   during the period - diluted             609,000,000     635,466,904                      609,000,000



The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.





NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION
AND SUBSIDIARIES (An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                          	     Treasury stock                   Series C
                                                        	    Convertible
                                                       		  Preferred Stock                     Common Stock
                        	  Share      	 Amount        Shares          	Amount            Shares         Amount
                       		----------    	---------      -------         	------		----------	--------
Balance at
January 1, 2008      		17,572,494   	$(489,258)     500,000  	$5,000          24,216,058   	$417,886

Contributed by stockholders 		 -		-	     -               -                   -             -

Imputed interest expenses on
due to stockholders and
related companies			 -		-	     -		     -			 -	       -

Foreign currency
translation gain                         		-            -               -               	 -             -

Net loss				 -		-	     -		     -			 -	       -
                       		----------    	---------      -------         	------		----------	--------
Balance at
December 31, 2008     		17,572,494    	 (489,258)     500,000   	 5,000          24,216,058       417,886

Imputed interest
expense on due
to stockholders and
related companies                        -              -            -		     -			 -	       -

Foreign currency
translation gain                         -              -            -               -			 -	       -

Net loss				 -		-	     -		     -			 -	       -
                       		----------    	---------      -------         	------		----------	--------
Balance at
September 30, 2009       	17,572,494   	$(489,258)     500,000       	$5,000          24,216,058   	$417,886
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


                                                                         Accumulated
                                         Additional                         other
                                          paid-in        Accumulated    comprehensive
                                          capital         deficits         income                  Total
                                        -----------     ------------    -------------           -----------
Balance at January 1, 2008         	$23,523,678     $(11,794,802)   $   2,470,986           $14,133,490

Contribution by stockholders        	    330,498                -                -               330,498

Imputed interest expense on
due to stockholders and
related companies                      	    353,951                -                -               353,951

Foreign currency translation gain       	  -                -        1,064,912             1,064,912

Net loss                                      	  -	  (1,467,426)		    -            (1,467,426)

                                        -----------     ------------    -------------           -----------
Balance at December 31, 2008        	 24,208,127      (13,262,228)       3,535,898            14,415,425

Imputed interest expenses on
due to stockholders and
related companies                           257,676 		   -		    -               147,923

Foreign currency translation gain		  -		   -         (109,232)             (109,232)

Net loss                           		  -         (707,896) 		    -              (707,896)

                                        -----------     ------------    -------------         	-----------
Balance at September 30, 2009        	$24,465,803     $(13,970,124)   $   3,462,666       	$13,855,973

                                        ===========     ============    =============           ===========





The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.






NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ended September 30,    Accumulated
                                                                           2009             2008
                                                                        ----------      ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  (707,896)     (1,445,862)      (11,134,792)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Loss on discontinued operations                   				 -               -         8,027,234
   Stock issued for services                                        		 -          90,000                 -
   Depreciation                                                             27,872	    27,749            93,363
   Amortization of land use rights                                    	   307,230  	   300,725 	   1,070,654
   Imputed interest expense                                                257,676	   238,775           854,964
   Noncontrolling interest                                             	   (92,125)  	         -          (207,333)
Decrease (increase) in operating assets                             	    38,250        (323,098)           87,174
Increase (decrease) in operating liabilities                     	  (242,260) 	  (167,238)          (33,257)
                                                                        ----------      ----------        ----------
Net cash used in   operating activities                           	  (411,253)     (1,278,949)       (1,175,479)
                                                                        ----------      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable                                             	 -         133,000          (133,000)

Purchase of furniture and equipment                                	    (2,051)         (8,044)          (51,150)

Advances to stockholder                                                  	 -        (636,621)           25,584

Advances to related parties                                           	   (13,200)              -        (1,438,450)
Net cash outflow from acquisition                                     		 -               -        (1,310,532)
Net cash outflow from disposal of discontinued operations        		 -               -        (1,406,430)
                                                                        ----------      ----------        ----------
Net cash used in investing activities                              	   (15,251)       (511,665)       (4,313,978)
                                                                        ----------      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders                                      	 -               -           197,293

Proceeds from issuance of notes payable                                  	 -               -           573,146

Proceeds from recapitalization                                              	 -               -           (71,372)

Additional paid-in capital                                                   	 -               -          (481,477)

Advances from stockholders                                                   5,489         736,347           294,643

Advances from related parties                                        	   525,308       1,498,317         3,607,284

Investment from minority stockholders                                     	 -               -          (619,747)
                                                                        ----------      ----------        ----------
Net cash provided by financing activities                          	   530,797       2,234,664         3,499,770

                                                                        ----------      ----------        ----------
EFFECT OF EXCHANGE RATES ON CASH                                     	   (83,041)       (804,772)         (510,319)
                                                                        ----------      ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             	    21,252        (360,722)       (2,500,006)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 	    23,961         479,241         2,545,219
                                                                        ----------      ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         	    45,213         118,519            45,213
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and September 30, 2008, and cash flows for the three and nine month periods ended September 30, 2009 and September 30, 2008. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.


NOTE 2 ORGANIZATION

North American Gaming and Entertainment Corporation ("North American") was incorporated under the laws of the State of Delaware in 1969. North American has had no operations or significant assets from incorporation through the year ended December 31, 2006.

Hong Kong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 with its principal activity as an investment holding company.

Chang Jiang Mining & New Energy Co. Ltd. ("Chang Jiang") (formerly Chang Jiang Shi You Neng Yuan Fa Zhang Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xian,PRC.

In August 2005, Chang Jiang contributed a piece of land valued at $7,928,532 in lieu of cash to the registered capital of Shanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shanxi Chang Jiang Petroleum and Energy Development Co., Limited, and is engaged in the development of a theme park in Xian, PRC.

On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") at a consideration of $3,117,267, payable in cash. Dongfang Mining is engaged in the exploration of lead, zinc and gold for mining in Xian, PRC.

On March 22, 2007, Chang Jiang entered into an agreement with the majority stockholder of Chang Jiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by this related party.

On August 15, 2007, 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940, payable on or before December 31, 2007.

On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang for a cash consideration of $128,205.

The acquisitions of Tai Ping Yang and Chang Jiang were accounted for as a reorganization of entities under common control.

On May 30, 2007, amended to July 5, 2007, North American entered into a Material Definitive Agreement, pursuant to which the shareholders of Chang Jiang exchanged all their shares in Chang Jiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American, which carries the right of 1,218 votes per share and is convertible into 609,000,000 (pre a one for ten reverse split) common shares. North American will effect a one for ten reverse stock split after the closing of this transaction and upon obtaining regulatory approval and approval of the North American shareholders and the holders will not convert its series C convertible preferred stock until after the completion of the reverse stock split. In connection with the exchange, Chang Jiang will also deliver $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock shall automatically be converted into that number of fully paid and non- assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining & New Energy Co., Ltd. and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon becomes a wholly owned subsidiary of North American.

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

Accordingly, the financial statements include the following:

   (1)The balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

   (2)The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

     North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as the "Company".

The Company is considered to be an exploration stage company. This requires that information is presented to show the cumulative results of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers itself to have become an exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the consolidated statements of operations and comprehensive loss and the consolidated statements cash flows have been provided to show cumulative balances from March 22, 2007 through September 30, 2009.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and 2008 include the unaudited condensed consolidated financial statements of North American, its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Chang Jiang and Dongfang Mining, respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.


NOTE 4 COMMITMENTS AND CONTINGENCIES

(A)Capital commitments

The Company's cash balances with financial institutions in the U.S are insured up to FDIC limits.

As of December 31, 2008,the Company had capital commitments of $2,190,630 with two suppliers for contracts in respect to the exploration of lead, zinc and gold for mining in Xian, PRC. As the permit of mining for gold, lead and zinc has not yet been obtained as of September 30, 2009, the contract was not implemented before the end of September 2009, but will still be effective throughout 2009.

In August 2008, the Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shanxi Province. The total amount of the project at September 30, 2009 is $323,018, which is supposed to be paid in full during the next fiscal year.

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

The rental expense of headquarters for the nine months ended September 30,2009 and 2008 was $746 and $10,965, respectively.

For the next three months of 2009 and the whole year of 2010, the Company has outstanding commitments of approximately $ 2,744 and $10,975, respectively, with regards to the operating leases of its facilities.


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

There are no preferred dividends in arrears as of September 30, 2009.

No called or redeemed conditions were prescribed for the preferred stock.


NOTE 6 RELATED PARTY TRANSACTIONS

The related parties owed the Company $1,770,868 as of September 30, 2009, which consisted of eight related companies and four related persons, each owing the Company amounts totaling $ 1,383,271 and $387,597, respectively, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,404,016 to two former stockholders of Chang Jiang as of September 30, 2009, for advances with no stated interest rates, made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 5.4% per annum on the amounts due.

The Company owed a total of $3,974,510 to ten related parties as of September 30, 2009. This consisted of nine related companies and four related person, each of whom owed the Company amounts totaling $2,369,413 and $1,605,097, respectively, for the advances with no stated interest rates, that were made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 5.4% per annum on the amount due.

The related parties owed the Company $1,754,586 as of December 31, 2008, which consisted of nine related companies and four related persons, each owing the Company amounts totaling $1,355,694 and $398,892, respectively, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,396,560 to two former stockholders of Chang Jiang as of December 31, 2008, for advances with no stated interest rates, made on an unsecured basis and repayableon demand. Interest was imputed at a rate of 7% per annum on the amounts due.

The Company owed a total of $3,446,160 to six related parties as of December 31, 2008. This consisted of five related companies and one related person, each of whom owed the Company amounts totaling $2,086,486 and $1,359,674, respectively, for the advances with no stated interest rates, made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 7% per annum on the amount due.

Total imputed interest recorded as additional paid-in capital amounted to $257,676 and $238,775 for the nine months ended September 30, 2009 and 2008, respectively.


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


NOTE 8 CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2009 and 2008, 100% of the Company's business and assets were located in the PRC.


NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

Effective for the interim condensed consolidated financial statements as of September 30, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the primary source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in accordance with GAAP. Rules and interpretations of the SEC and are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards but does not change GAAP. The adoption of ASC did not have a material effect on the condensed consolidated financial statements.

In March 2008, the FASB issued ASC 815 (SFAS No. 161), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the condensed consolidated financial statements.

In December 2007, the FASB released ASC 805 (SFAS No. 141(R)), "Business Combinations". This standard revises and enhances the guidance set forth in SFAS No. 141(R) by establishing a definition for the "acquirer," providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the current condensed consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released ASC 810 (SFAS No. 160), "Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB released ASC 855 (SFAS No. 165), "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of September 30, 2009, we reviewed events occurring through the filing date of this document.

In June 2009, the FASB released ASC 860 (SFAS No. 166), "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140," to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and removes the exception from applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," to qualifying special-purpose entities. SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB released ASC 810 (SFAS No. 167), "Amendments to FASB Interpretation No. 46(R)," which addresses the effects on certain provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets." It addresses concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company's involvement in a variable interest entity. This statement requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this statement requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company does not expect the standard to have a material impact on the condensed consolidated financial statements.


NOTE 10 GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,970,124 at September 30, 2009, which includes a net loss of $707,896 for the nine months ended September 30, 2009. The Company's current liabilities exceed its current assets by $8,459,300. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has successfully replaced the old license of mining exploration with a new one, whose exploration period ranges from January 1, 2009 to January 1, 2011.


NOTE 11 THE INVESTMENT

In order to carry out the Corporate Strategy of developing the mining and new energy, the Company, along with Shanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named Shanxi Changjiang Mining & New Energy Co., Ltd.("Shanxi").The Company owns a 20% share of the registered capital of Shanxi, while Changfa owns the remaining 80% share. The Company has significant influence on Shanxi as it has assigned finance and other directors in Shanxi. The Company has recorded this investment under the equity method. Snce the income and expense was immaterial for the nine months ended September 30, 2009, no adjustment has been made. As of September 30, 2009, the balance of this investment was $292,869.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Forward Looking Statements

We make certain forward-looking statements in this report. Statements that are not historical facts included in this Form 8-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 8-K. Cautionary Disclosures include, among others: general economic conditions in China and elsewhere, the Company's ability to license, extract, refine and sell minerals and precious metals through our intended operations in China, the strength and financial resources of the Company's competitors, environmental and governmental regulation, labor relations, availability and cost of employees, material and equipment, regulatory developments and compliance, fluctuations in currency exchange rates and legal proceedings. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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


     OVERVIEW

We are an exploration stage mining company and we have had no revenues and do not expect revenues until we begin the process of extracting minerals, which will not start until the end of 2009, if at all. We have sustained considerable losses from our exploration and other activities to date.

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

The preliminary allocation of 40% of the net assets of Dongfang
Mining acquired is as follows:

Cash and cash equivalents            			$   227,233
Other receivables and prepaid expenses   		     46,309
                                     			-----------
Total current assets                    		    273,542

Fixed assets, net                         		      7,432
                                     			-----------
Total assets                            		    280,974
Less: Accounts payable and accrued liabilities		     (3,223)
     Due to a stockholder             			   (273,444)
                                     			-----------
Net assets acquired                       		      4,307
Noncontrolling interest                 		     (1,723)
Additional paid in capital                		       (861)
Less: Consideration for acquisition  			 (3,117,267)
                                     			-----------
Goodwill                             			$(3,115,544)
                                     			-----------

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:


Total cash consideration             		$3,117,267
Less: cash consideration payable     		(1,872,131)
                                     		----------
Cash consideration paid               		 1,245,136
Less: cash and cash equivalents acquired	  (227,233)
                                     		----------
Net cash outflow                     		$1,017,903
                                     		----------

The acquisition of 40% of Dongfang Mining was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the 40% of operating results of Dongfang Mining were included in the consolidated statements of operations and comprehensive income after the effective date of the acquisition of February 5, 2007.

The following table reflects the unaudited pro forma combined results of operations for the years ended December 31, 2008, 2007 and 2006, assuming the acquisition had occurred at the beginning of 2006.


                        	2008        	2007        	2006
                    		----------- 	------------ 	------------
Revenues             		$(1,467,426)	$ (8,959,472)	$ (1,676,333)
                     		=========== 	============ 	============
Net loss per share - basic	$     (0.06)	$       (.37)   $  	   -
                    		=========== 	============ 	============
Net loss per share - diluted	$ 	  -   	$ 	   -    $  	   -
                     		=========== 	============ 	============


In accordance with SFAS No. 142 "Goodwill and other intangible assets", goodwill is not amortized but is tested for impairment. The Company is going to perform an assessment on goodwill arising from the acquisition of Dongfang Mining as the market of non-ferrous metals has changed and the whole industry is rebounding. We cannot conclude that there was no impairment to the carrying value of the goodwill in this reporting period.

On March 22, 2007, the Company entered into an agreement with a principal stockholder of the Company to exchange the Company's 92.93% interest in Shanxi Huanghe Wetland Park Company Limited ("Huanghe") for 20% equity interest in Dongfang Mining, which is owned by the stockholder. The acquisition of 20% of Dongfang Mining from the related party was accounted for as a purchase under common control. As a result of these transactions, we recorded goodwill of $3,115,544 in the balance sheet of the Company.

The detailed information on the loss on disposal of Huanghe is as follows:

Cash and cash equivalents           			$1,406,430
Other current assets                     		    31,687
Fixed assets, net                       		   349,024
Land use rights                       			 8,987,826
                                     			----------
Total assets                         			10,774,967
Less: Accounts payable and accrued liabilities		  (205,800)
     Due to related parties          			(1,618,037)
     Due to a stockholder               		    (4,726)
     Noncontrolling interests         			  (918,343)
                                     			----------
Book value of net assets disposed     			 8,028,061
20% of book value of net assets of Dongfang
Mining exchanged                          		      (827)
                                     			----------
Loss on disposal of Huanghe         			$8,027,234
                                     			==========

Net cash outflow on disposal of subsidiary

Proceeds from disposal               $         -
Cash and cash equivalents disposed    (1,406,430)
                                     -----------
Net cash outflow                     $(1,406,430)
                                     ===========

We have land use rights for a 67.82 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County in the Shanxi Province of China. We have performed tests on the site, but we have not yet begun mining activity. We originally planned to construct a theme park business on the parcel, but have now directed our resources to mining opportunities. Therefore, all of our assets are recorded in the mining segment of the financial statements.
The following is a summary of land use rights at September 30, 2009:


Cost                                 $19,162,542

Less: accumulated amortization        (1,946,996)
                                     -----------
Land use rights, net                 $17,215,546
                                     ===========


The land use rights are amortized over the fifty year terms of the leases. The amortization expense for the three months ended September 30, 2009 and 2008 was $102,452 and $102,315, respectively.

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

To date we have financed our activities from loans received from related parties. Until we begin to generate revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans for the next twelve months or until the Company begins to generate revenues, whichever first occurs. Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next twelve months.

Our plan over the next twelve months is: 1.to obtain the gold mining license and then to obtain the lead & zinc mining license; 2. to finish reconnaissance and evaluation and begin prospecting the known ore bodies and controlling the trench exploration. We intend to stress deep drilling and tunnel exploration validation. We hope this will allow us to enlarge the ore body scale and prove up the anomalous regions. We expect to accomplish this primarily with Specific implementation methods which are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had an increase in net loss of $707,896 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we had net cash used in operating activities of $411,253, net cash used in investing activities of $ 15,251 and net cash provided by financing activities of $ 530,797. At September 30, 2009, our cash balance was $45,213, as compared to $ 23,961 at the end of December 2008. This was an increase of $ 21,252, or approximately 89%.

     CASH   FLOWS  FROM  OPERATING  ACTIVITIES.  Net  cash  used  in  operating activities of $411,253 for the nine months ended September 30, 2009 was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash, included depreciation expense of $27,872, amortization of land use rights of $307,230, imputed interest expense of $257,676, adjustment for noncontrolling interests of $92,125,a decrease in current assets and prepayments of $107,351 and a decrease in current liabilities of $242,260.

     CASH  FLOWS   FROM  INVESTING  ACTIVITIES.  Net  cash  used  in  investing activities of $15,251 for the nine months ended September 30, 2009 was primarily attributable to the $13,200 from related parties.

     CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $ 530,797 provided by financing activities in the nine months ended September 30, 2009 was primarily due to the $5,489 and $525,308 increases of due to shareholder and due to related parties, respectively.

     FINANCING. We have not generated any revenues as of September 30, 2009 and so are considered an exploration stage company. We ended September 2009 with $45,213 of cash and cash equivalents on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. Our auditors have expressed substantial concern as to our ability to continue as a going concern.

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


RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2009, to the nine months ended September 30, 2008:

Operating Expense

The Company recorded an operating loss of $707,896 for the nine months ended September 30, 2009 compared to a loss of $1,445,862 for the nine months ended September 30, 2008. The loss was comprised of general and administrative costs of $123,520 during the nine months ended September 30, 2009, compared to general and administrative costs of $226,292 for the nine months ended September 30, 2008. Legal and professional fees decreased to $80,392 for the nine months ended September 30, 2009, which was the costs of the audit. Depreciation was $27,872 for the nine months ended September 30, 2009 as compared to $ 27,749 for the nine months ended September 30, 2008. Land use rights amortization was $307,230 for the nine months ended September 30, 2009. The operating loss decrease was largely associated with the decrease of expenses for the legal and professional fees.

Other Income (Expense)

Other expense increased from $260,440 for the nine months ended September 30, 2008 to $261,007 for the nine months ended September 30, 2009. The Company incurred interest expense of $139 for the nine months ended September 30, 2009, compared to $23,004 for the nine months ended September 30, 2008. Imputed interest expense increased from $238,775 for the nine months ended September 30,2008 to $257,676 for the nine months ended September 30, 2009. The increase in interest expense is due to additional borrowings from related and unrelated parties. The Company recorded interest income of $132 for the nine months ended September 30, 2009.

Net Loss

The net loss for the nine months ended September 30, 2009 was $707,896 as compared to a net loss of $1,445,862 for the nine months ended September 30, 2008. The decrease of loss for the nine months ended September 30, 2009 mainly came from the decrease of $592,490 in legal and professional fees compared with the nine months ended September 30, 2008.

Other Comprehensive Income

The exchange rate was stable during the nine months ended September 30, 2009, and only $109,232 of foreign exchange loss was recorded for the nine months ended September 30, 2009. We converted the report in RMB to that in USD by the exchange rate at September 30, 2009 (i.e. 6.829 for the condensed consolidated balance sheet at September 30 ,2009) and by the average exchange rate of the nine months (i.e. 6.83045 for the condensed consolidated statement of operations and comprehensive loss for the period ended September 30 ,2009).

As a result, the difference after the translation was concluded to be recorded as foreign exchange translation losses in the balance sheets.

Comprehensive Loss

The comprehensive loss for the nine months ended September 30, 2009 was $109,232, as compared to a comprehensive gain of $ 1,051,148 for the nine months ended September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10- QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ended September 30 , 2009, Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ended September 30 , 2009. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Forward Looking Statements

Certain  statements  contained  in  this  Report  on  Form  10-QSB,   including
statements of the Company's current expectations, intentions, plans and beliefs, and statements containing the words "believes", "anticipates," "estimates," "expects," or "may," are forward- looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements.

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

November 16, 2009

/s/ Chen Weidong, President

---------------------------
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)