Form 10-K/A
period 2008-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2010-03-22
CIK 29952

Form 10KSB NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM Filed: November 14, 2009 (period: December 31, 2008) Annual report filed by small businesses

UNITED STATES

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

1 | Page

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

FORM 10-KSB ANNUAL REPORT

INDEX

PART I

Item 1.        DESCRIPTION OF BUSINESS

2

Item 2.        DESCRIPTION OF PROPERTY

20

Item 3.        LEGAL PROCEEDINGS

21

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

21

PART II

Item 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

21

                   SECURITIES

Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

21

Item 7.        FINANCIAL STATEMENTS

30

Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

30

Item 8A(T).    CONTROLS AND PROCEDURES

31

Item 8B.       OTHER INFORMATION

31

PART III

Item 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

31

Item 10.       EXECUTIVE COMPENSATION

32

Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

33

Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

35

Item 13.       EXHIBITS

36

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

37

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

The resulting corporate structure is diagrammed below:

```
                                --------------------
                                      Wah Bon
                                --------------------
                                          / 100%
                                         /
                                --------------------
                                    Tai Ping Yang
                                --------------------
                                        /  97.2%
                                       /
--------------------            --------------------
  Weinan Industrial  ___________     Changjing
    Commercial Co.   Name Change     Petroleum
--------------------            --------------------
                                 /       /Name change
                                /       /
                               /     --------------------
                              /           Changjiang
                Vent Out   /        Mining & New Energy
                           /         --------------------
                          /                 /  60%
                         /                 /
                        /                 /
----------------                --------------------
      Huanghe     ______________       DongFang
      Weland      Share Exchange        Mining
----------------                --------------------
```

2 | Page

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

Province During the year, three valuable gold mines, located in the Jiao shan zhai have been identified. The design of the particular survey on these 3 gold mines has been prepared and the company commenced the gold lode exploration before the year end.

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

3 | Page

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

4 | Page

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

The  bid/ask  price for 15 months zinc the London Metals Exchange on May 17, 2009

was $1,320 for bid and $1,325 for ask.       Source – London Metal Exchange

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

5 | Page

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

In 2007 China  ranked  the first in the production of lead with the total output

Of 2,757,400 tons which accounted for 34% of the global output.  The Worldwide demand is expected to be stable in the future several years.

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

6 | Page

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

Metals Exchange.  China has traditionally  protected  its  metallurgy industry with high tariffs, import quotas and restrictions on foreign ownership.

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

7 | Page

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

Company has obtained this license. The regulations also require a second mining license for extraction activities. We have obtained the first license for zinc,

lead and gold.  To  maintain the licenses  the  Company  must  follow prescribed procedures in its exploring  or mining activities.

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

8 | Page

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

9 | Page

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

     ESTIMATION OF RESOURCES

     Chang Jiang Shi You Neng  Yuan  Gong  Si currently owns 3 main rich mining areas with large-scale gold reserves. It is primarily estimated that there are3-5 tons of gold reserves and there are 300 - 500 million tons of lead-

     zinc reserves. The average grade is 8-15%,  with  some  ranging as high as

     45%.

10 | Page

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

     Xun Yang Guo Jia Ling- Jiao Shan Zhai lead, zinc, gold ore exploration'" by

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

11 | Page

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

OUR INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT  ABOUT  OUR

ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have noted that there is substantial doubt that we can continue  as  a  going  concern  As  reflected in the accompanying consolidated financial  statements,  the  Company has  an  accumulated  deficit  during  the exploration stage of $13,262,228 at December 31, 2008 which includes a net loss of $1,467,426 for the year ended  December  31,  2008.  The  Company's  current liabilities  exceed its current assets by $8,147,385 and the Company used  cash in operation of  $388,013.  These  factors  raise  substantial  doubt about its ability  to  continue  as  a  going  concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the  accompanying  consolidated  balance  sheet  is  dependent  upon  continued

operations  of the company, which in  turn  is  dependent  upon  the  Company's ability to raise additional capital, obtain financing and succeed in its future

operations.   The  financial statements do not include any adjustments relating to the recoverability  and  classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

12 | Page

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

13 | Page

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

2007, we had operating losses of $1,141,537 and $746,461, respectively. Net losses at  December 31, 2008 and December 31, 2007  were  $1,467,426  and  $8,959,472,

respectively.  As  of  December  31,  2008  and  December  31,  2007,  we  had

comprehensive losses of $402,514 and $7,788,802, respectively.

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

14 | Page

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

15 | Page

WE WILL  NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, AND WE MAY NOT

BE ABLE TO OBTAIN  SUFFICIENT  CAPITAL  AND MAY BE FORCED TO LIMIT THE SCOPE OF

OUR OPERATIONS.

As  of  December 31, 2008 and December 31,  2007,  we  had  current  assets  of

$253,521 and $1,685,789, respectively. The remainder of our assets consists of land use  rights  that are illiquid. As we begin to implement our strategies to excavate the property  and exploit the minerals, we will likely experience cash flow  deficits and increased  capital  needs  that  may  exceed  our  available capital. We may need to fund our future operations with additional funding. Our capital  needs  will  depend  on  numerous factors affecting our profitability,

including (i) the time and expense  of  ramp  up  of the extraction activities,

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

16 | Page

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

17 | Page

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

18 | Page

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

We  recorded  accumulated  amortization  expense  of  $1,638,232  and $1,148,125 at

December 31, 2008 and 2007, respectively.

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

The financial crisis abruptly and sharply slow down China’s growth pace. The economy

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

Some  of  the  measures  of  The  People's Republic of China are anticipated to negatively affect on us. For example,  the  government  maintains  control over capital investments in the mining of various precious metals, including  gold.

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

WE MAY BE AFFECTED  BY  RECENT  CHANGES  TO  CHINA'S FOREIGN INVESTMENT POLICY,

WHICH WILL CHANGE THE INCOME TAX RATE FOR FOREIGN ENTERPRISES.

On January 1, 2008, a new Enterprise Income Tax  Law  took  effect.  The new law revises  income tax policy and sets a unified income tax rate for domestic  and foreign companies  at  25  percent.  It  also abolishes favorable treatment for foreign invested enterprises. When the new  law  takes effect, foreign invested

enterprises will no longer receive favorable tax treatment.   Any  earnings  we

may obtain may be adversely affected by the new law.

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

Stock will be convertible into common stock at a rate sufficient  to  yield  an aggregate  of  approximately  609 Million  common  shares. Future conversion and sales of shares of our common stock or securities that are convertible into our common stock, could adversely affect the market price  of  our common stock. If any of our principal stockholders sells a large number of shares or if we issue a  large  number of  shares,  the  market  price  of  our  common  stock  could significantly decline. Moreover, the perception in the public  market  that our principal stockholders might  sell shares of common stock could further depress the  market  for  our common stock.

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

19 | Page

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

The headquarters are leased from February, 2009 to January 31, 2011 at a rental rate

$11,029 per year.

20 | Page

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

21 | Page

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

22 | Page

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

23 | Page

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

    The  following table reflects the unaudited pro forma combined  results  of operations  for  the  years  ended  December 31, 2007 and 2006, assuming the acquisition had occurred at the beginning of 2007 and 2006.

24 | Page

2008

2007

2006

-----------

-----------

-----------

Revenues

$ -

$ -

$ -

-----------

-----------

Net loss

$(1,467,426)

$(8,959,472)

$(1,676,333)

-----------

-----------

Net loss per share – basic

$(0.061)

$ -

$ -

-----------

-----------

Net loss per share – diluted

$ -

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

Company.

25 | Page

    The following is a summary of land use rights at December 31, 2008:

Cost

$        19,146,841

Less: accumulated amortization

(1,638,232)

-------------------

Land use rights, net

$        17,508,609

===================

The  land use rights are amortized over fifty years of the term of leases.  The amortization expense for the year ended December 31, 2008 and December 31, 2007 was $490,108 and $367,480, respectively.

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

December 31, 2008, which includes a net loss of  $1,467,426  for  the year ended

December 31, 2008. The Company's current liabilities exceed its current  assets by  $8,147,385  and  the  Company  used  cash of $388,013 in operations. These factors  raise  substantial doubt about its ability  to  continue  as  a  going concern.  In view  of  the  matters  described above, recoverability of a major portion of the recorded asset amounts  shown  in  the accompanying consolidated balance sheet is dependent upon continued operations  of  the company, which in turn  is  dependent  upon  the  Company's ability to raise additional  capital,

obtain  financing  and  succeed  in  its   future  operations.   The  financial

statements do not include any adjustments relating  to  the  recoverability and classification  of  recorded  asset  amounts  or amounts and classification  of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

       OPERATING EXPENSES. Total operating expenses for the year ended December

31, 2008 increased to $1,141,537,from $746,461 for the year ended  December  31,

2007. Overall expenses before taxes and minority interests, for the year ended

December 31, 2008 was $1,526,199 as compared to the year ended December 31, 2007,

of $988,673.  The  difference of $537,526 or approximately 54% over the prior period, the overall increase in expenses is due to the following increases in:

   .  A reduction of general  and  administrative  expenses from  $349,269  for the year ended December 21, 2007 to $260,590 for the year ended  December

      31, 2008.

      A $449,224 increase of legal and professional for 2008 comparing with that of 2007.

   .  Other expense,  which  increased from $242,212 for the year ended December

      31, 2007 to $384,662 for the year ended December 31, 2008.

   .  An increase in imputed interest expense from $243,337 to $353,951 which is reflected  in  the  increase  in  other expenses. Total  imputed interest recorded as additional paid-in  capital  amounted to $353,951 and $243,337 for the years ended December 31, 2008 and 2007, respectively.

   .  Depreciation  increased slightly from $29,712 for the year ended December

      31, 2007 to $35,779 for the year ended December 31, 2008.

   .  Amortization of land use rights increased  from  $367,480  for  the  year ended December 31, 2007 to $395,944 for the year ended December 31, 2008.

26 | Page

       NET LOSS. Our net loss for the year ended December 31, 2008 decreased to

$1,467,426 from $8,959,472  for  the  year ended December 31, 2007. The overall decrease in net loss of $7,492,046, almost  a  five fold  decrease,  over the prior  year  period, is primarily due to $8,027,234 loss on disposal of subsidiary occurred in 2007.

       COMPREHENSIVE LOSS.  Our  comprehensive loss for the year ended December

31, 2008 decreased to $402,514 from  $7,788,802  As the $ 1,064,912 foreign currency

Translation gains of 2008 just slightly decreased comparing with $1,170,670 of 2007.

The reason for great decrease of comprehensive loss came to the same reason for the net loss.

STOCKHOLDERS'  EQUITY.  Stockholders'  equity increased by $281,935 to

$14,415,425 as of December 31, 2008, or approximately  2%  from $14,133,490 as of  December  31,  2007.  The  increase  was  primarily  due to a $489,258 repurchasing of common stock  during the year ended December 31, 2007.  In addition, the $353,951 imputed interest was adjusted to the paid-in capital, which also help to increase the stockholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES

       GENERAL.   Overall, we had an increase in net loss of $1,467,426 for the year ended December  31, 2008. Net cash used in operating activities of $388,013,

net  used in investing activities  of  $1,512,396  and  net  cash  provided  by financing  activities of $1,115,410. At December 31, 2008, our cash balance was

$23,961 as  compared to $479,241 for the prior year, a decline of $455,280 or approximately 95%.

       CASH FLOWS  FROM  OPERATING  ACTIVITIES. Net  cash  used  in  operating activities  of  $388,013 for  the  year  ended December 31, 2008 was primarily attributable to a net loss from the operations.  The  adjustments  to reconcile the  net  loss  to net cash, including depreciation  expense of $35,779,

amortization  of  land  use  rights  of  $395,944, imputed interest  expense of $353,951, adjustment for minority interests of $(58,773), a decrease in current assets and prepayments of $303,024 and other payables of $49,488.

       CASH  FLOWS FROM  INVESTING  ACTIVITIES.  Net  cash  used  in  investing activities of  $1,181,898  for  the  year ended December 31, 2008 was primarily attributable to:

          -   Net  cash  outflow from  the  acquisition of a subsidiary of $292,629

          -   $883,124 from related parties; and

          -   Purchase of furniture and equipment of $6,145.

       CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $1,445,908 provided by financing activities in the year ended December 31, 2008 was primarily due to a

$538,343 and a $935,268 increase of due to shareholder and due to related parties,

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

Financial Condition

We had total assets of $ 23,379,269 and $21,797,756 as of December 31, 2008 and

December  31, 2007, respectively. Most of this reduction was the result of an adjustment  for discontinued operations and disposal of a subsidiary.

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

September,  2008, with  Shaanxi Changfa Industry Stock Co.,Ltd  (the "Changfa"),

The registered  capital  totals    RMB  10,000,000(USD  293,328),  in which the

Company   owns  20%, and   Changfa  the  other  80%   share.  The  Company  has

significant  influence  on  the  new  Company as it assigned finance and  Other directors in the new Company, and has recorded  the investment under the  equity method. The new Company had no income for  the  year ended December 31,2008  and as the expense was not material, no adjustment has been made .

Our current liabilities were $8,400,906 as of December 31, 2008.  $3,446,160 and

$434,137 are due to related companies and notes payable, respectively, along with

$2,396,560 due to stockholders. Our other payables and accrued expenses were

$2,124,049.

27 | Page

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

Other payables

$

159,440

Consideration payable to a former owner of Dongfang Mining

1,827,898

Accrued wages

1,990

Statutory staff welfare

1,876

Other tax payable

57

Accrued expense

45,000

---------------

$      2,124,049

===============

28 | Page

Lease

The Company  moved to a new office located in Floor 17,Block B, Xinhui Building, #33

Gaoxin Road, Gaoxin District, Xi’an in Feb, 2009. The new office consists of  554 square  meters, bears RMB75,000($10,974) per year from Feb 1, 2009 to Jan 31,2011

As  of  December  31, 2009 and 2010, the Company had outstanding commitments of

$13,717 and $10,974, respectively, with  respect to above operating leases.

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

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting

Principles”. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect the implementation of this guidance to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the consolidated financial statements.

In September 2006, FASB issued Statement 157, "Fair Value Measurements”. This  statement

defines  fair  value  and  establishes  a framework for measuring   fair  value  in  generally

accepted  accounting  principles ("GAAP").  More   precisely,   this  statement  sets

forth  a  standard definition of fair value as it applies  to  assets  or  liabilities, the principal  market  (or  most  advantageous market) for determining  fair value (price), the market participants,  inputs  and  the application of the  derived fair value to those assets and liabilities.  The  effective date of  this  pronouncement is for all full fiscal and interim periods beginning after November 15, 2007.  The  Company  does  not  expect  the adoption  of

SFAS  No. 157  to  have  an impact on the Company's results of operations or financial condition.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. The Company did not elect the fair value option under SFAS 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. The Company will consider applying the fair value option to future transactions as provided by the standard. The Company does not expect SFAS 159 to have a material impact on the consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations”. This standard revises and enhances the guidance set forth in SFAS No. 141(R) by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the current consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on the consolidated financial statements.

29 | Page

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

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND

FINANCIAL DISCLOSURE

Previous Principal Independent Accountants

Began from the second quarter, we dismissed Jimmy C.H. Cheung & Co. as our principal independent accountants,  and  engaged BROCK,SCHECHTER & POLAKOFF,LLP as our new  principal independent accountants to perform  procedures  related to  our financial  statements  for  the  fiscal  year  ended  December 31, 2008,

to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange

Act of 1934, as amended, and for the fiscal quarterly reports.

As  described  below, the change in our principal independent accountants was not the result of  any  disagreement with Jimmy C.H. Cheung & Co.

In July 2008, pursuant to  approval  by management  and the Board  of  Directors,

we  dismissed  Jimmy C.H. Cheung & Co.  as  our principal independent accounting firm. Management and the Board of Directors  at  that  time participated in and approved the decision to change principal independent accounts.  Our  financial statements  for  as  of December  31,  2007,were  prepared by Jimmy C.H. Cheung & Co.

And that as of December 31,2006, 2005,  2004 and 2003 were prepared by Sartain Fischbein &

Company, CPA.

Jimmy C.H. Cheung & Co.’s reports on the financial statements did not contain an adverse opinion or disclaimer  of opinion and was not modified as to uncertainty, audit scope, or accounting principles,  except  that  the  reports contained  an  explanatory  paragraph  indicating that substantial doubt exists about our ability to continue as a going concern.

We have had no disagreements with Jimmy C.H. Cheung & Co. on  any matter  of  accounting principles or practices, financial statement disclosure, or auditing scope  or  procedure,

which  disagreements  if not resolved to the satisfaction of Jimmy C.H. Cheung & Co.  would have  caused  it to make reference  to the subject matter of any such disagreements in their reports  on the financial statement for the periods ended December 31, 2007.

We requested  that  Jimmy C.H. Cheung & Co. furnish a letter addressed to the Securities and

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

30 | Page

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

Management School, majoring in Enterprise Management.

XU WEI - Financial Supervisor

Ms. Wei was named as CFO of Changjiang Mining & New Energy  Development

Stock Co. Ltd.  in  March  2006.  From 1900 to 1998, she was deputy section chief of  the accounting department  of  Shaanxi Weinan Textile Factory.  In 1999, she

worked in Shaanxi Hui Huang Construction  and  Building Material Company as manager of the accounting department.  She passed the  Adult  Self  Study  Examination  in

Shaanxi Province in 1990 with a major in Accounting.

31 | Page

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

2005.

Life Insurance Company  from 2000 to Mr. Li studied in the Shaanxi Finance

2006.

and Economics from 1994  to  1996, majoring in Finance and Economics Management.

TIAN HAI LONG - Director

Mr.  Tian  was named as director of Changjiang mining & new energy in March 2006.  He was the sales manager  of  Xi  Deng  Hui  Alcohol  Co.  Ltd. from 1998 to 2006.  He studied in the West Industry University Electronic Information School, majoring in e-commerce.

Item 10.     EXECUTIVE COMPENSATION

No compensation was awarded to, earned by, or paid to any executive officer or director of the Company during the years 2008， 2007, 2006, and 2005.

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

32 | Page

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

499,630

96%

VOTING POWER OF SERIES C PREFERRED  STOCK  OWNERSHIP  AND  BENEFICIAL OWNERSHIP

ASSUMING FULL CONVERSION OF ALL PREFERRED SHARES AND GIVING EFFECT TO A ONE FOR

TEN REVERSE STOCK SPLIT

NAME AND ADDRESS OF BENEFICIAL OWNER

AMOUNT AND NATURE

PERCENTAGE

OF BENEFICIAL OWNERSHIP

(2)(3)

(Class Series C Preferred Stock )

CHEN WEI DONG

608,549

1%

ZHANG HONG JUN

35,174,152

57.8%

WANG SHENG LI

7,442,558

12.23%

LI PIN

6,079,408

9.99%

TIAN HAI LONG

6,079,408

9.99%

XU WEI

0

0

CHEN MIN

5,470,859

8.99%

OFFICERS AND DIRECTORS AS A GROUP (6PERSONS)

60,854,934

100%

33 | Page

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

34 | Page

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

including six  related  companies  and  one  related  person  owed the Company amounts totaling $2,086,486 and $1,359,674, respectively, for advances  made  on an unsecured  basis,  repayable  on  demand and interest free. Imputed interest is charged at 7% per annum on the amount due.

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

35 | Page

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

36 | Page

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

2008, to  be included on our Form 10-KSB under Section 13(a) or 15(d) under the

Exchange Act.

Jimmy C.H.  Cheung & Co’s reports on the financial statements did not contain an adverse  opinion  or  disclaimer  of  opinion  and  was  not modified  as to uncertainty, audit scope, or accounting principles,  except  that  the  reports contained  an  explanatory  paragraph  indicating that substantial doubt exists about our ability to continue as a going concern.

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

$5,358,730  and used cash  in  operations  of  $442,727.  These  factors  raise

substantial   doubt about its ability to continue as  a  going  concern. Except as stated, the  report  did not contain any other adverse opinion or disclaimer of opinion and  was  not qualified  or  modified as to uncertainty, audit scope or accounting principle.  Additionally, Cheung's review of  our interim periods ending  March 31,  2007  and  first quarter ended March 31, 2008 did not contain any adverse opinion or disclaimer of opinion and was  not qualified or modified as to uncertainty, audit scope or accounting principle except as stated.

Jimmy C.H. Cheung & Co billed the Company $30,000 for 2007 audit.  Our  Board  of

Directors engaged Jimmy C.H. Cheung & Co. as  our  new  independent  registered public accounting firm. The Company had not consulted with Jimmy C.H. Cheung  &

Co. prior to that time regarding (i) the application of  accounting  principles to a specific completed or contemplated transaction, the type of audit  opinion that might be rendered on our financial statements,  or  any  written  or  oral advice that was an important factor considered by us  in  reaching  a  decision as to an accounting, auditing or financial reporting issue; or (ii) any  matter that was the subject of a disagreement. Began from the second quarter, we dismissed Jimmy C.H. Cheung & Co. as our principal independent accountants, and  engaged BROCK,SCHECHTER & POLAKOFF,LLP as our new  principal independent accountants to perform  procedures  related to  our financial  statements  for  the  fiscal  year  ended  December 31, 2008,

to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange

Act of 1934, as amended, and for the fiscal quarterly reports.

As  described  below, the change in our principal independent accountants was not the result of  any  disagreement with Jimmy C.H. Cheung & Co. The Company has paid Brock, Schechter

& Polakoff, LLP fees totaling $37,000 for its services for audit work of the fiscal  year 2008, report of internal control over financial reporting, and the review of the 2nd and 3rd  quarters.

37 | Page

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for North American Gaming and Entertainment

(an exploration company) and subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December

 31, 2008 based on the framework in “Internal Control—Integrated Framework”

issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Chen Weridong	Li Pin
President and Chief Executive Officer	Chief Financial Officer
April 15, 2009	April 15, 2009

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

December 31, 2008, based on criteria established in Internal Control - Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on

 Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail,

accurately and fairly reflect the transactions and dispositions of the assets of the company;

 (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control –

 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight

 Board (United States), the consolidated balance sheet of North American

Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008, and our report dated April 15, 2009 expressed a qualified opinion on those consolidated financial statements.

/s/Brock, Schechter & Polakoff, LLP

Certified Public Accountants

Buffalo, New York
April 15, 2009

38 | Page

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

39 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

                               AND SUBSIDIARIES

                        (An Exploration Stage Company)

                                   CONTENTS

PAGES

_____________________________________________________________________________

Reports of the Independent Registered Public Accounting Firms

1

_____________________________________________________________________________

Consolidated Balance Sheets as of December 31, 2008 and 2007

3

_____________________________________________________________________________

Consolidated Statements of Operations and Comprehensive

Loss for the years ended December 31, 2008 and 2007

4

_____________________________________________________________________________

Consolidated Statements of Stockholders' Equity for

the years ended December 31, 2008 and 2007

5-6

_____________________________________________________________________________

Consolidated Statements of Cash Flows for the years

ended December 31, 2008 and 2007

7

_____________________________________________________________________________

Notes to Consolidated Financial Statements

8 - 17

_____________________________________________________________________________

Brock, Schechter & Polakoff, LLP

Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

40 | Page

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

We were unable to obtain sufficient evidential matter in connection with the balance of the Company’s goodwill as of December 31, 2008, and we were unable to satisfy ourselves of the balance by performing other audit procedures.  Any impairment of this balance would effect the results of operations for the year ended December 31, 2008.

In our opinion, except for the effects of such adjustments discussed in the previous paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and

Entertainment Corporation(an exploration stage company) and subsidiaries,

as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with

accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company had a net loss of $1,467,426 for the year ended December 31, 2008, an accumulated deficit during the exploration stage and a working capital deficiency of $13,262,228 and $8,147,385, respectively, at December 31, 2008, and used cash in operations of $388,013 during the year ended December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 19.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO), and our report dated April 15, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Brock, Schechter & Polakoff, LLP

Certified Public Accountants

Buffalo, New York

Date: April 15, 2009

726 Exchange Street, Suite 822, Buffalo, New York 14210

Tel: (716) 854-5034   Fax: (716) 854-7195

Email:  JRW@bspcpa.com

 Website:  www.bspcpa.com

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

(A member of Kreston International)

Registered with the Public Company Accounting Oversight Board


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

41 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

ASSETS

2008

2007

CURRENT ASSETS

Cash and cash equivalents

23,961

479,241

Note receivable

-

133,000

Other current assets and prepayments

229,560

532,584

Due from related companies

-

540,964

-------------------------

Total Current Assets

253,521

1,685,789

FURNITURE AND EQUIPMENT, NET

235,800

252,941

LONG TERM INVESTMENTS

292,629

-

LAND USE RIGHTS, NET

17,508,609

16,743,482

GOODWILL

3,334,124

3,115,544

LONG TERM RECEIVABLE

1,754,586

-

-----------------------------

TOTAL ASSETS

23,379,269

21,797,756

==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses

2,124,049

2,074,561

Notes payable

434,137

573,146

Due to stockholders

2,396,560

1,858,217

Due to related companies

3,446,160

2,510,892

Preferred stock debenture

-

12,700

Preferred stock dividends payable

-

15,003

-----------------------------

Total Current Liabilities

8,400,906

7,044,519

-----------------------------

COMMITMENTS AND CONTINGENCIES

-

-

---------------------------

MINORITY INTERESTS

562,938

619,747

---------------------------

STOCKHOLDERS' EQUITY

Series C convertible preferred stock ($0.01 par value,

10,000,000 shares authorized, 500,000 shares

issued and outstanding as of December 31, 2008)5,000

5,000

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

Treasury stock, 17,572,494 shares, at cost

(489,258)

(489,258)

Accumulated deficits during the exploration stage

(13,262,228）

(11,794,802)

Accumulated other comprehensive income

3,535,898

2,470,986

----------------------------

Total Stockholders' Equity

14,415,425

14,133,490

----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

23,379,269

21,797,756

============================

   The accompanying notes are an integral part of these financial statements

42 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2008

2007

Accumulated

------------

------------

------------

OPERATING EXPENSES

General and administrative expenses

260,590

349,269

609,859

Legal and professional fee

449,224

-

449,224

Depreciation

35,779

29,712

65,491

Amortization of land use rights

395,944

367,480

763,424

------------

------------

------------

Total Operating Expenses

1,141,537

746,461

1,887,998

------------

------------

------------

LOSS FROM OPERATIONS

(1,141,537)

(746,461)

(1,887,998）

OTHER INCOME (EXPENSES)

Interest income

2,229

2,692

4,921

Interest expenses

(1,357)

-

(1,357）

Imputed interest expenses

(353,951)

(243,337)

（597,288）

Other expenses

(31,583)

(1,567)

（33,150）

------------

------------

------------

Total Other Expenses

(384,662)

(242,212)

（626,874）

------------

------------

------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX

EXPENSE AND MINORITY INTERESTS

(1,526,199)

(988,673)

(2,514,872）

INCOME TAX EXPENSE

-

-

-

MINORITY INTERESTS

58,773

56,435

115,208

------------

------------

------------

LOSS FROM CONTINUING OPERATIONS

(1,467,426)

(932,238)

(2,399,664）

DISCONTINUED OPERATIONS

Loss on disposal of subsidiary

-

(8,027,234)

(8,027,234）

------------

------------

------------

NET LOSS

(1,467,426)

(8,959,472)

（10,426,898）

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain

1,064,912

1,170,670

2,235,582

------------

------------

------------

COMPREHENSIVE LOSS

$ (402,514)

$ (7,788,802)

(8,191,316）

============

============

============

Net loss per share-basic

$  (0.061)

$ -

$(0.434)

============

============

============

Net loss per share-diluted

$ (.0024)

$  (0.01)

$     -

============

============

============

Weighted average number of shares outstanding

during the year-basic

24,216,058

-

24,216,058

============

============

============

Weighted average number of shares outstanding

during the year-diluted

609,000,000

609,000,000

609,000,000

============

============

============

   The accompanying notes are an integral part of these financial statements

43 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Treasury stock

Series C

Convertible

Preferred Stock

Common Stock

Shares

Amount

Shares

Amount

Shares

Amount

-------

-------

-------

------

----------

--------

Balance at

January 1, 2007

-

$   -

500,000

$5,000

-

$  -

Imputed interest

expenses on due

to stockholders and

related companies

-

-

-

-

-

-

Stock issued in

Recapitalization

17,572,494

(489,258)

-

-

24,216,058

417,886

Foreign currency

translation gain

-

-

-

-

-

-

Comprehensive income

----------

----------

----------

--------

-----------

---------

Balance at

December 31, 2007

17,572,494

(489,258)

500,000

5,000

24,216,058

417,886

Contribution by

Stockholders

-

-

-

-

-

-

Imputed interest

expenses on due

to stockholders and

related companies

-

-

-

-

-

-

Net loss for the year

-

-

-

-

-

-

Foreign currency

translation gain

-

-

-

-

-

-

----------

-------

----------

--------

-----------

---------

Balance at

December 31, 2008

17,572,494

$(489,258)

500,000

$5,000

24,216,058

$417,886

=======

=======

=======

======

==========

========

   The accompanying notes are an integral part of these financial statements

44 | Page

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

$(2,835,330)

$1,300,316

$22,103,599

Contribution by stockholders

128,205

-

-

128,205

Stock issued in recapitalization

517,214

(998,691)

-

(552,849)

Recapitalization

(998,691)

998,691

-

-

Imputed interest expenses on

due to stockholders and

related companies

243,337

-

-

243,337

Foreign currency translation gain

-

-

1,170,670

1,170,670

Net loss for the year

-

(8,959,472)

-

(8,959,472)

-----------

------------

-------------

-----------

Balance at December 31, 2007

23,523,678

(11,794,802)

2,470,986

14,133,490

Contribution by stockholders

330,498

-

-

330,498

Imputed interest expenses on

due to stockholders and

related companies

353,951

-

-

353,951

Net loss for the year

-

(1,467,426)

-

(1,467,426)

Foreign currency translation gain

-

-

1,064,912

1,064,912

-----------

------------

-------------

-----------

Balance at December 31, 2008

$24,208,127

$(13,262,228)

$  3,535,898

$14,415,425

===========

============

=============

===========

   The accompanying notes are an integral part of these financial statements

45 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2008

2007

Accumulated

-----------

-----------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations

$(1,467,426)

$(932,238)

(2,399,664）

Net loss from discontinued operations

-

(8,027,234)

(8,027,234）

-----------

-----------

-----------

Total net loss

(1,467,426)

(8,959,472)

(10,426,898）

Adjusted to reconcile net loss to cash used

in operating activities:

Loss on disposal of subsidiary

-

8,027,234

8,027,234

Depreciation

35,779

29,712

65,491

Amortization of land use rights

395,944

367,480

763,424

Imputed interest expense

353,951

243,337

597,288

Minority interests

(58,773)

(56,435)

(115,208）

Changes in operating assets and liabilities

(Increase) decrease in:

Other current assets and prepayments

303,024

(254,098)

48,926

Increase (decrease) in:

Other payables and accrued expenses

49,488

159,515

209,003

-----------

-----------

-----------

               Net cash used in operating activities

(388,013)

(442,727)

(830,740)

-----------

-----------

-----------

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of note receivable

-

(133,000)

(133,000)

Purchases of furniture and equipment

(6,145)

(42,954)

(49,099）

Due from stockholder

-

25,584

25,584

Due from related parties

(883,124)

(537,126)

(1,420,250）

Payment for acquisition of long-term investment

(292,629)

(1,017,903)

(1,310,532）

Net cash outflow from disposal of discontinued

Operations

-

(1,406,430)

(1,406,430）

-----------

-----------

-----------

Net cash used in investing activities

(1,181,898)

(3,111,829)

(4,293,727）

-----------

-----------

-----------

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution by stockholders

-

128,205

128,205

Proceeds from notes payable

-

573,146

573,146

Proceeds from (repayments of) preferred stock debenture (12,700)

12,700

-

Proceeds from (repayments of) preferred stock dividends

Payable

(15,003)

15,003

-

Payments for recapitalization

-

(71,372)

(71,372）

Additional paid-in capital

-

(481,477)

(481,477）

Advances from (payments to) stockholders

538,343

(249,189)

289,154

Advances from related parties

935,268

2,146,708

3,081,976

Investment from minority stockholders

-

(619,747)

(619,747）

-----------

-----------

-----------

Net cash provided by financing activities

1,445,908

1,453,977

2,899,885

-----------

-----------

-----------

EFFECT OF EXCHANGE RATES ON CASH

(331,277)

513,842

182,565

-----------

-----------

-----------

NET DECREASE IN CASH AND CASH EQUIVALENTS

(455,280)

(1,586,737)

（2,042,017）

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR

479,241

2,065,978

2,065,978

-----------

-----------

-----------

CASH AND CASH EQUIVALENTS AT END OF YEAR

$  23,961

$  479,241

23,961                                                                ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest expenses

$ 1,357

$ -

1,357

===========

===========

===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In February, 2008, the Company offset the $133,000 note receivable against the notes payable.

In 2008, the Company increased additional paid-in capital by $330,498 with amounts due from related parties.

   The accompanying notes are an integral part of these financial statements

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

46 | Page

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

In addition, we account for uncertain tax positions in accordance with FASB

Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an

Interpretation of FASB Statement No. 109, FIN 48 which was issued in July

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

   (K)Comprehensive loss

       The foreign currency translation gain or loss resulting from translation of the consolidated financial statements expressed in RMB to US$ is reported as other comprehensive income in  the consolidated statements of operations and comprehensive loss and stockholders’ equity.  The foreign currency translation

       gain  for  the  years ended December 31, 2008 and 2007 was $1,064,912 and $1,170,670

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

The Company invested in the Changjiang Electric in September,2008.

All of the assets and business is located in China, and all of the operating losses have come from the foreign operations（outside United States）.

   (N)Reclassifications

       Certain reclassifications have been made to the 2007 comparative totals to conform to the 2008 presentation.

   (O) Recent Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting

Principles”. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect the implementation of this guidance to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the consolidated financial statements.

In September 2006, FASB issued Statement 157, "Fair Value Measurements”. This  statement

defines  fair  value  and  establishes  a framework for measuring   fair  value  in  generally

accepted  accounting  principles ("GAAP").  More   precisely,   this  statement  sets

forth  a  standard definition of fair value as it applies  to  assets  or  liabilities, the principal  market  (or  most  advantageous market) for determining  fair value (price), the market participants,  inputs  and  the application of the  derived fair value to those assets and liabilities.  The  effective date of  this  pronouncement is for all full fiscal and interim periods beginning after November 15, 2007.  The  Company  does  not  expect  the adoption  of

SFAS  No. 157  to  have  an impact on the Company's results of operations or financial condition.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. The Company did not elect the fair value option under SFAS 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. The Company will consider applying the fair value option to future transactions as provided by the standard. The Company does not expect SFAS 159 to have a material impact on the consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations”. This standard revises and enhances the guidance set forth in SFAS No. 141(R) by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on the current consolidated financial statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the standard to have a material impact on the consolidated financial statements.

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

--------

--------

$229,560

$532,584

========

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

 Co., Ltd.(“Shaanxi”).  The Company  owns  a 20% share of the registered capital of

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

$65,432

Consideration payable to a former owner of Dongfang Mining

1,827,898

1,872,131

Accrued wages

1,990

-

Statutory staff welfare

1,876

5,884

Other tax payable

57

Accrued interest payable

-

75,434

Other accrued expenses

45,000

55,680

-------------

---------------

$

2,124,049

$2,074,561

==============

===============

11.  NOTES PAYABLE

The balance of notes payable consisted of the following:

December 31,

2008

 2007

Note payable to a third party, interest rate of

12% per annum, guaranteed by a stockholder, due

February 2008

-

$114,634

Note payable to a related party, interest rate of

8% per annum, collateralized by note receivable

from a third party.

434,137

458,512

--------

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

At December 31, 2008, the Company has available net operating loss carryforwards of approximately $13,000,000.  According to the China Tax Regulations, the operating loss carryforwards can be deducted in the taxable profit within 5 years.

    c. The reconciliation  of income taxes computed at the statutory income tax rates to total income  taxes for the years ended December 31 is as follows:

North American

2008

2007

Income tax computed at the federal statutory rate

34%

34%

State income taxes, net of federal tax benefit

0%

0%

----

Valuation allowance

(34%)

(34%)

====

Wah Bon

Profits tax computed at the applicable tax rate

17%

17%

----

Valuation allowance

(17%)

(17%)

====

Tai Ping Yang, Chang Jiang and Dongfang Mining

Income tax computed at the applicable tax rate

25%

33%

----

Valuation allowance

(25%)

(33%)

====

Total deferred tax asset

0%

0%

----

13. NET LOSS PER SHARE

    The following is net loss per share information at December 31:

2008

 2007

-------------

------------

Net loss - basic and diluted

$ (1,467,426)

$  (8,959,472)

-------------

------------

Basic weighted-average common stock outstanding

24,216,058

-

Effect of dilutive securities

Series C convertible preferred stock

609,000,000

609,000,000

-------------

------------

Diluted weighted-average common stock outstanding

609,000,000

609,000,000

-------------

------------

Net loss per share – basic

$   (0.061)

$     -

-------------

------------

Net loss per share – diluted

$   (.0024)

$ (0.01)

--------------

------------

14. COMMITMENTS AND CONTINGENCIES

    (A)Capital commitments

      The Company’s cash balances with financial institutions in the U.S are insured up to

      FDIC limits.

As of December 31, 2007,the Company had capital commitments of $2,190,630 with two suppliers for contracts in respect to the exploration of lead, zinc and gold for mining in Xian, PRC. As the permit of mining for gold, lead and zinc has not yet been obtained as of December 31, 2008,

the contract was not implemented in 2008, but will still be effective in 2009.

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

(B)Operating lease commitments

The prior headquarters, formerly located in the 5th floor of High-Tech Mansion, Gaoxin Road,High-Tech

      Zone,Xi’An, had a rental lease of approximately $3,500 (RMB25,000) per month, from June, 2006 to January, 2009.

      The new headquarters office is removed to the Xinhui Mansion, Gaoxin Road, High-Tech Zone, Xi’An,PRC

      with the rental lease from February, 2009 to January, 2011 at a rental rate $11,029 per year.

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

----------

-----------

2008

Loss from continuing operations before income

  tax expense and minority interests

$0

$1,526,199

$1,526,199

Depreciation of fixed assets

0

35,779

35,779

Amortization of intangible assets

0

395,944

395,944

Imputed interest expense

0

353,951

353,951

Interest income

0

(2,229)

(2,229)

Loss on disposal of discontinued operations

0

0

0

Additions to long-lived assets

0

6,145

6,145

Land use rights

0

17,508,609

17,508,609

Total identifiable assets

$0

$23,379,269

$23,379,269

2007

Loss from continuing operations before income

  tax expense and minority interests

$945,055

$43,618

$988,673

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

$241,151

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

    $13,262,228 at December 31, 2008, which included a net  loss  of  $1,467,426 for  the  year  ended  December 31, 2008. The Company's current liabilities exceeded its current assets  by  $8,147,385  and  the  Company  used  cash in operations  of  $388,013.  These  factors raise substantial doubt about its

    ability to continue as a going concern.   In  view of the matters described

    above,  recoverability  of a major portion of the  recorded  asset  amounts shown in the accompanying  consolidated  balance  sheets  is  dependent upon continued  operations of the Company, which in turn is dependent  upon  the

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

47 | Page