Form 10-K
period 2009-12-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2010-04-16
CIK 29952

Form 10-K NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM Filed: April 16, 2010 (period: December 31, 2009) Annual report filed by small businesses

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).   Yes [ ]No [X]

The issuer's revenues for its most recent fiscal year were:  $1,097,872.

The aggregate market value of the voting common stock held by non-affiliates of the  issuer,  based  on  the  average  bid  and asked price of such stock,  was

$484,321 at December 31, 2009 and the number of voting series C preferred stock issued was 500,000.

At December 31, 2009, the registrant had outstanding  24,216,058  shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

FORM 10-KSB ANNUAL REPORT

INDEX

PART I

Item 1.

DESCRIPTION OF BUSINESS

1

Item 2.

DESCRIPTION OF PROPERTY

15

Item 3.

LEGAL PROCEEDINGS

16

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY                        17

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

17

Item 7.

FINANCIAL STATEMENTS

22

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                      32

Item 8A(T).

CONTROLS AND PROCEDURES

32

Item 8B.

OTHER INFORMATION

32

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

33

Item 10.

EXECUTIVE COMPENSATION

33

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                          35

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

36

Item  13.

EXIBIT

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

36

SIGNATURES

36

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

92.93% of the equity of Huanghe.  Later this interest was swapped for a 20% interest in Dongfeng Mining.

The Company also leases a portion of the land to Huanghe Wet Land Park Co. Ltd which is substantively occupied for the development and operation of a theme park. The Huanghe Wet Land Park Co. Ltd is a related company. Rental income was derived from this lease of $1,097,872 (rmb 7,500,000) for the year ended December 31, 2009, which represents all of the revenues of the Company for the year ended December 31, 2009. The said lease only cover the 2009, The lease payment will be completed in 2010.

Shaanxi Changjiang Mining & New Energy Co., Ltd. (Changjiang) holds Land use right on 5,706,666.67㎡(57,066.67acre) of the land in Huanghe Nantan,Heyang County, Shaanxi province. Land use right certification No.Heyang State owned(2006) 3240001.

After the first-stage construction of Biopark Projectcompleted and puts into operation in May, another lease for 2010 and afterwaod with price, duration will be fixed by both parties according to the lease marketing and the actual land using square.

The company did not owed the Huanghe Wet Land Park Co. Ltd, and also had no equity relationship with Huanghe, the

Leasing of Land use right is the only business with Huanghe.

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

As a result of  these  various  transactions,  the  resulting company as of 31/12/2009 is as follows:

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
```

In addttion, the sharelders of NAGM set up a new Company, name China Changjiang Mining & New energy Co.Ltd (China Chiangjiang),

in the State of Nevada on September 19, 2008.China Changjiang shall be mergerred with NAGM,and replace the name of “NAGM”

in the future. There is no asset or liability for China Changjiang so far.

1 | Page

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

On September 19, 2008, the Company reincorporated to the state of Nevada under the name “China Changjiang Mining and New Energy Company, Ltd.” The Company authorized 100,000,000 shares at a par value of $0.001 in anticipation of the 10 for 1 reverse split following the conversion of its Series C Preferred stock, which shall yield a net fully diluted amount of 60,900,000 new common shares. In December, 2009 an application was made on behalf of the Company to FINRA for approval of corporate changes, including the corporate name, the symbol, the recapitalization of the reverse split and the conversion of the Series C Preferred Shares. The Company has received two letters of comment from FINRA, to which it has responded, but the corporate changes have not yet been approved as of this filing.

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

Mining Industry

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

Mineral Deposits

Mining area:Guo Jia Ling---Jiao Shan Zhai mining area is located in eastern Xunyang county, under the jurisdiction of Gouyuan villiage, Guankou town and Shuhe town. It covers an area of 61.27 square kilometres. Its length from east to west is 15.4 kilometers, and its width from south to north is 2.3 kilometers.

The mineral deposits within this area are mainly including: Si Ren Gou, Da Ni Gou, Huo Shao Gou, Guan Zi Gou, Nan Sha Gou, Xiao Shui He mineral deposit.

Traffic condition: the mining area is 19.5 kilometers far away from the county town. The Xiang-yu Railway and 316 State Highway along the Hanjing pass through the southern side of this area. In addition, Xunyang—Shuhe—Xiaohe North Ring Road passes through the southern side and eastern margin. We have simply-built highway within our working area which is closely linked with 316 State Highway. Accordingly, the transportation here is convenient.

Industry within the area: There are cash crops such as yellow ginger, pepper, cured tobacoo,etc, abundant water resources electric power resources and labour resources, as well as various crop varieties, which is favourable to develop the economies with distinct characteristics.

Previous working situation within mining area:

From Fifties to the beginning of Eighties, Shaanxi Regional Geological Survey Team, Geology & Mineral Bureau, the first geological team and other exploration units have successively carried out a lot of exploration work in this area. The results and materials achieved have been used for fundamental material in company’s mining and development. Since the mid- Eighties, the first geological team of Shaanxi Provincial Geology & Mineral Bureau have begun to conduct the geophysical prospecting and geochemical prospecting in this area. By this way, they have found the distribution of various minerals such as lead, zinc and gold, and have fixed distribution characteristics of tens of lead-zinc ore body, which provide the direction for company’s prospecting.

Especially in the mid- Eighties, the first geological team of Shaanxi Provincial Geology & Mineral Bureau have conducted the general investigation for Si Ren Gou—Nan Sha Gou area and have found:

Si Ren Gou: 19 lead and zinc ore bodies. They have ascertained 186,600 tons of lead-zinc metal D+E reserves, and 4,235,500 tons of mineral reserves in total. These ore bodies are shown in the -200 meters below in this mining area, and the general zinc grade is 1.56%——3.80%.

Lan Tan Gou: 5 lead-zinc ore bodies, the grade of zinc is 2.75%——11.60%, the grade of lead is 0.00——7.27%. These ore bodies are shown in 400 meters elevation below in this mining area.

Huo Shao Gou: 5 lead-zinc ore bodies, the grade of zinc is 4.65%——9.51%, the grade of lead is 2.32——6.04% accompanied by 5——70g/t silver. They have ascertained 44,400 tons of lead-zinc metal 333+334 resources, and 300,000 tons of mineral reserves in total. These ore bodies are shown in 500 meters elevation below in this mining area.

There are more ore bodies found in Guan Zi Gou. The K4—K8 ore body in the 200 meters below in deep part are the main mineral deposit in this area. They have ascertained 180,000 tons of lead-zinc metal 333+334 resources, and 2,540,000 tons of mineral reserves in total. These ore bodies are shown in 100 meters elevation ablve in this mining area.

They have found three ore bodies in Nan Sha Gou, that is K1、K2、K4. The grade of zinc is 9.99%——11.59%, the grade of lead is 1.70——5.96%. The mining elevation is 300 meters above in sea level. They have ascertained 290,000 tons of lead-zinc metal 333+334 resources, and 2,330,000 tons of mineral reserves in total. These ore bodies are shown in 0 meter elevation in this mining area.

Until the end of 2008, the company has found 15 gold ore bodies within area of gold mine in Jiao Shan Zhai and 7 gold mineralized bodies. According to the investigation on thickness and grade of K1、K2、K3 ore bodies, we speculated that the gold metal resources we can obtain is 1150.64 kilogram, and its value will be$33,700,000(230,000,000 RMB). The speculated lead-zinc resources in deep part of Si Ren Gou and Lan Tan Gou is 100, 000 tons, the speculated lead-zinc resources in Huo Shao Gou—Guan Zi Gou and Xiao Shui He—Nan Sha Gou is both 100,000 tons. In addition, the speculated resources in exploration area is 300,000 tons, and its potential value is$ 702,000,000(4,800,000,000 RMB). The potential value of gold, lead-zinc resources in the mining area is over$ 730,000,000(5,000,000,000 RMB).

All of these miners will be the guarantee of generating benefit and basis of building the energy base of the company.

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

2 | Page

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

Actually, the price of zinc has increase in a large range during 2009.

Average settlement prices for high grade zinc are listed below.

LONDON METAL EXCHANGE FOR HIGH GRADE ZINC  (ANNUAL  AVERAGE  SETTLEMENT  PRICES

2007

$3250.00

2008

$1925.00

2009

$2596.00

(US DOLLARS PER TON)

The 3 months zinc closing price of London metal exchange in April 4, 2010 has reached

$2,400 per ton, decreasing 8%, comparing that of 2009.

The  bid/ask  price for 15 months zinc the London Metals Exchange on April 4, 2010

was $2,438 for bid and $2,433 for ask.       Source – London Metal Exchange

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

In 2009, the price of zinc in China increase rapidaly. The range of increase rank the top 3 among Nonferrous Metals.

We expected that the price of zinc shall go up for 2010, because the demand of zince increase

In the world, especially in USA and Europ and the economic are recovering from the 2008

Financial crisis.

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

2007

2008

2009

$2,375

$2,175

$2,595

(ANNUAL AVERAGE SETTLEMENT PRICES, (US DOLLARS PER TON)

Though the average settlement prices in 2009 still stayed above $ 2,000 per ton, actually the price at the end of 2008 has lower than $1,000, and fluctuate between $950 and $ 1,300 during the first quarter of 2009. The settlement price is $1,230 at March 12,2009.

The bid/ask price for 15 months lead on the London Metals Exchange on April  4,  2010 was $2,228 for bid and $2,223 for ask.  Source - london Metal Exchange.

As the tele industry is still booming in the future 10 year, the demand of lead shall be push up, but the supply of lead can not catch the demand, which may support the price in the future 3 year.

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

More and more investor consider the gold as a stable investment in the inflation.

The demand is expected to be further increase.

In 2009, the price of gold continue to increase, reache $1,096 per ounce, abount 25%

Increase comparing that of 2008. the price still keep slightly increase in the 1 quarter

Of 2010.

LONDON METAL EXCHANGE FOR GOLD

2007

2008

2009

$833

$880

$1096

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

3 | Page

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

Company has obtained this license. The regulations also require a second mining license for extraction activities. We have obtained the first license for zinc,

lead and gold.  To  maintain the licenses  the  Company  must  follow prescribed procedures in its exploring  or mining activities. During the period of obtaining mining license,we can also gain the revenues from the sales of ores deriving from exploration. Mining license will guarantee for our extraction activities.

On Dec. 31, 2009,The Ministry of Land and Resources Ministry issues a notice” to futher regulate the management of the exploration right”. It regulates and fixed a more high level on entry conditions for the Mineral resources exploration which makes a more detailed requirements for the newly approval, continuation, Merger, division, transfer and application of mining upgrades. It requires to establish the public exploration right trading market to avoid the self-dealing to protect the benefit of the Lawful holders. Based on this requirement, the company will complete the valid applications of the lawful rights and interests to get the approval.

It is hard to predict the length of time to get the mining license,. Though it is the third year that we are in the process of obtaining the

License, we are confident of getting the license in these years because we are now performing the detail survey.

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

We expect to make application for  the  final required permits of gold by and expect to obtain final approval this year. Upon approval,  we  will  have  the right to mine the specified areas. We expect to apply for additional mining licenses within the land use area that have yielded positive results upon the conclusion of the exploration.

Summary of the Exploration Works in the Dongfang Mining

4 | Page

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

5 | Page

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

c. K3

Being controlled by two trenching structures.  The  length  are  100 meters  and  the  thickness  is  0.43-3.48 m, with an average thickness of 1.96  m. The Ore body grade  is  5.10-12.94 g / t , the average grade is  2.7 g / t and the ore body occurrence  is -310 * - 320 * {angle} 20

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

6 | Page

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

7 | Page

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

Research and Development

With  the acquisition of Dong Fang we now have land use rights in mineral exploration in  61.27  sq.km parcel  located in Xunyang County, Shaanxi Province, PRC.

Employees

        As of  December  31, 2009, we have 16 full-time employees. This includes 2 people in marketing, 1  in  manufacturing, 4  in  research  and development and quality control, 2 in financial and accounting, and 7 in general  management.

A breakdown of employees by subsidiary is below.

Full-time

Marketing

Research and

Financial and

Manufacturing

Management

development     accounting

CHANG JIANG

10

1

0

3

0

6

DONG FANG

6

0

4

0

1

1

TAI PIN YANG

0

0

0

0

0

0

WAHBON

0

0

0

0

0

0

TOTAL

16

1

4

3

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

RISKS RELATING TO OUR BUSINESS

WE  ARE  AN  EARLY STAGE EXPLORATION COMPANY FACING SIGNIFICANT  FINANCIAL  AND

OPERATING RISKS.

We operate in  two segments: real estate and an exploration

stage mining company  that has acquired land use rights and exploration permits to a tract of land in an  area  traditionally  associated  with  mining  in the

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

OUR INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT  ABOUT  OUR

ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have noted that there is doubt that we can continue  as  a  going  concern. Thouth we have generate the rental income in 2009,

and  are expecting to receive the cash in 2010  As  reflected in the accompanying consolidated financial  statements,  the  Company has  an  accumulated  deficit  during  the exploration stage of $13,366,785 at December 31, 2009 which includes a net loss of $104,557 for the year ended  December  31,  2009.  The  Company's  current liabilities  exceed its current assets by $7,787,760 and the Company used  cash in operation of  $531,480.  These  factors  raise  substantial  doubt about its ability  to  continue  as  a  going  concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the  accompanying  consolidated  balance  sheet  is  dependent  upon  continued

operations  of the company, which in  turn  is  dependent  upon  the  Company's ability to raise additional capital, obtain financing and succeed in its future operations. The  financial statements do not include any adjustments relating to the recoverability  and  classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

8 | Page

WE HAVE NOT YET OBTAINED ALL OF THE EXTRACTION LICENSE NEWLY

REQUIRED BY THE CHINA NATURAL RESOURCES MINISTRYDURING THE

PRIOD OF GAINING THE REVENUE FROM EXPLORATION

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

.

The  second  permit  is for exploitation, which permits excavation and sale  of extracted minerals. The  Company are ready to  apply for the gold exploitation permit, but has not yet obtained. While  government  officials  have  informally suggested that the permit will be approved, there can be no assurance  that the

Company will successfully obtain the required permit. In that event, the value of  our  interest  in the properties would be seriously impaired and would like result in a significant  loss  of value for the Company's assets as well as its securities. Although the revenues from the exploration would not be absolutely prevented, the  beneficial interest of the company would be obviously impaired.

We have not meet all of the conditions of getting the exploitation permit,the important

Factor of approval is the enough content of zinc, lead or gold. With the help of professional

Instruction from the team 1 of shaanxi geology exploration bureau, we are confident of geting the permit in these years.

THERE IS NO ASSURANCE THAT OUR PROPERTY  WILL  CONTAIN SUFFICIENT QUANTITIES OF

COMMERCIALLY MARKETABLE MINERALS FOR US TO BECOME  COMMERCIALLY  VIABLE OR THAT

WE WILL BE ABLE TO ECONOMICALLY EXTRACT THE MINERALS.

We  are  an  exploration  stage  Company and have not yet begun the process  of excavating minerals from our property in scale.. We have engaged in limited investigation and geologic testing. Based on our  preliminary  findings,  we believe there is sufficient mineralization to begin a commercially viable mining business. There can be no assurance however that our exploratory efforts will  prove correct or that a commercially mineable mineralization exists on our property. Even if the conclusion  that  a sufficient quantity of minerals exists proves  correct,  it still may not be economically feasible to profitably extract the minerals for a wide variety of reasons,  many  of  which  are  beyond the Company's ability to control. Therefore we can offer no assurance that  a profitable mining business will result from our efforts.

WE ARE AN EXPLORATION STAGE COMPANY AND WE HAVE HAD A LIMITED OPERATING HISTORY AND A

HISTORY OF FINANCIAL LOSSES RESULTED FROM CURRENCY AND EQUITY.

9 | Page

We  acquired  a  mining company that has begun attempts to the complete operation and revenue in the establish a mine for lead, zinc and gold in February 2008.

The Company, through its subsidiaries, obtained  a  permit to begin exploratory efforts in 2003 and has not yet commenced actual mining  of the land. We intend to  commence gold extractions in this year. We expect to obtain certain revenues in the future upon which to base an evaluation of our business and prospects.

We have had limited revenues  and do not anticipate significant revenues until the exploitation permits  are obtained, the mine  infrastructure  has  been  completed  and  the extraction  of  minerals  has  begun.  The Company leases a portion of the land to Huanghe Wet Land Park Co. Ltd, a company under the control of the same parent company, which is substantively occupied for the development and operation of a theme park.  Rental income was derived from this lease of $1,097,872 (rmb 7,500,000) for the year ended December 31, 2009, which represents all of the revenues of the Company for the year ended December 31, 2009.

During the years ended December 31, 2009 and 2008, we had an operating profit (loss) of $254,963 and ($1,141,537), respectively.  Net losses during the years ended December 31, 2009 and 2008  were  $104,557  and  $1,467,426,respectively.  During the years ended December  31,  2009 and 2008, we  had comprehensive losses of $143,508 and $402,514. respectively.

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

The company’s business contains two segments: mining and real estate. The using of the involved land is in compliance with the Land Use Rights provisions. The company is concentrating their strength and resources on the mining. Due to the impact of financial crisis, the world wide non-ferrous metal industry is in its trough in 2008 and the commodity value raising back slowly .China is a top tourism destination. One of the Eighth Wonder of the World---- terra-cotta warriors is in the province which our project lies in. The Yellow River wet land possessed by the company is the “transfer station”for Siberia migratory birds. In order to make sure that the company owns a good future prospect and can develop the business well, the company participated in the Yellow River wet land project by shares and the project is in construction stage.

The Land use right has been leased out for the Hechuan ecologic park from the end of 2008 by the Huanghe Wet land park Company.Ltd. As the wet land park is underconstruction during 2009, there is no cash flow for the rental revenue of $ 1,097,872 (rmb7,500,000) in 2009. But the Wet land park is going to open in May 2010, and the Company was promised to be paid the rental in 2010.

DUE TO OUR LIMITED OPERATING HISTORY,  WE WILL BE UNABLE TO ACCURATELY FORECAST

MINING REVENUES.

Due to our limited operating history and  our  planned growth through increased sales, we are currently unable to accurately forecast  our future mining revenues. Our current and future expense levels are largely based on our investment plans and estimates  of  future  revenues, which are expected to increase.  Revenues  and operating results generally  depend  on  the  effectiveness  of  our  marketing strategies  to  penetrate  the  market  and  the  success  of  our research and development efforts which are difficult to forecast as we are in  a  relatively new  company.  We  may  be  unable  to  adjust  spending  in a timely manner to compensate for any unexpected revenue shortfall. Accordingly,  any  significant shortfall  in  revenues  in relation to our planned expenditures would have  an immediate adverse effect on  our  business, prospects, financial condition, and results of operations. Furthermore,  as  a strategic response to changes in our competitive environment, we may from time  to  time  make  certain  pricing  or marketing  decisions that could have a material adverse effect on our business,

prospects, financial condition, or results of operations.

10 | Page

WE WILL  NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, AND WE MAY NOT

BE ABLE TO OBTAIN  SUFFICIENT  CAPITAL  AND MAY BE FORCED TO LIMIT THE SCOPE OF

OUR OPERATIONS.

As  of  December 31, 2009 and December 31,  2008,  we  had  current  assets  of

$1,159,435 and $253,521, respectively. The remainder of our assets consists of land use  rights  that are illiquid. As we begin to implement our strategies to excavate the property  and exploit the minerals, we will likely experience cash flow  deficits and increased  capital  needs  that  may  exceed  our  available capital. We may need to fund our future operations with additional funding. Our capital  needs  will  depend  on  numerous factors affecting our profitability,

including (i) the time and expense  of  ramp  up  of the extraction activities,

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

FLUCTUATION  OF  THE  CHINESE  CURRENCY  COULD  MATERIALLY AFFECT OUR FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

We have not yet commenced mining operations and do not have mining revenues. Since all of  our  revenues  are  expected  to  be derived and expenses  and  liabilities incurred are in China, by exchange rate  fluctuations  of  the Chinese currency will affect our revenues and operating results. Presently we  do  not expect to sell our products outside of China but we could sell to foreign interests  as a result of competitive forces or changes to our business plan.

11 | Page

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

12 | Page

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

RISKS ASSOCIATED WITH  THE  REAL  ESTATE  INDUSTRY

The Yellow River wet land project—Hechuan ecologic park lies in the Yellow River south beach, Heyang County, Shaanxi Province, China. Hechuan ecologic park contains six main functional areas: rural tourism & leisure resort, agricultural sightseeing demonstration plot,traditional  aquaculture area, eco wet land recreation area, wet land aquaculture area and eco wet land protection area.

Our rental income depends on the operation of the them park. And the theme park located in the wild area,whose future income is unpredictable. We can not change the usage of purpose for the land use right because it is limited in the purpose of tourism and crop farming which may increase our risk in the rental income.

13 | Page

MARKET PRICES FOR NON-FERROUS METALS FLUCTUATE AND COULD ADVERSELY  AFFECT  THE

VALUE OF OUR COMPANY AND OUR SECURITIES.

Market  prices  for lead, zinc and gold, the metals we primarily intend to mine experience significant fluctuations in price. We are entering the business at a time that the prices  of lead and zinc are going uo again, and just one year ago the price were on the extraordinarily low level, which means the value of the lead and zinc increase 1 time in a year. The profitability of our operations will be directly related  to the prices we will be able to obtain in the marketplace.

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

We  recorded  accumulated  amortization  expense  of  $2,049,710  and $1,638,232 at

December 31, 2009 and 2008, respectively.

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

FINANCIAL CRISIS DIRECTLY DEPRESS THE ECONOMY LAST YEAR, WHICH IMPLYS THE COMING

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

WE MAY BE AFFECTED  BY  CHANGES  TO  CHINA'S FOREIGN INVESTMENT POLICY,

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

For  more than a decade the exchange rate for the Renminbi ("RMB")  was  pegged against  the  United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it  would begin  pegging  the  Renminbi  exchange  rate  against  a  basket  of currencies,  instead  of  relying  solely on the U.S. dollar. This has recently caused the dollar to depreciate as against  the  RMB.  As of December 31, 2009,

the rate was 6.8282 RMB for 1 US Dollar.  Since all of our  expected operations are in China, significant fluctuations in the exchange rate may  materially and adversely affect our revenues, cash flow and overall financial condition.

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

Stock will be convertible into common stock at a rate sufficient  to  yield  an aggregate  of  approximately  609 Million  common  shares. After the pending reverse split at 1:10,

the company will issue 63,321,605.8 common shares. Future conversion and sales of shares of our common stock or securities that are convertible into our common stock, could adversely affect the market price  of  our common stock. If any of our principal stockholders sells a large number of shares or if we issue a  large  number of  shares,  the  market  price  of  our  common  stock  could significantly decline. Moreover, the perception in the public  market  that our principal stockholders might  sell shares of common stock could further depress the  market  for  our common stock.

THERE IS  A  LARGE  NUMBER  OF  PREFERRED  SHARES OUTSTANDING THAT WILL RECEIVE

PREFERENCES  OVER  THE  COMMON  STOCK  IN  THE  DISTRIBUTION  OF  DIVIDENDS  OR

LIQUIDATED ASSETS AND VOTING RIGHTS, WHICH WILL LIMIT THE ABILITY OF THE COMMON

STOCKHOLDERS TO HAVE AN EFFECTIVE VOICE IN THE MANAGEMENT OF THE COMPANY.

The  shareholders of HongKong Wah Bon and its subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd. (“CHAN JIANG”) as of February 4, 2008 acquired  500,000 shares of Series  C  Convertible  Preferred stock outstanding in exchange for all of the outstanding stock of Chang Jiang.. Each  of  the  preferred  shares  is  entitled  to  receive

preferential   treatment   in   connection   with  the  payment  of  dividends,

distributions upon liquidation and voting rights.  Each preferred share carries the  right  to  vote  the  equivalent  of  1,218 votes of common  shares.  Each preferred share will be automatically converted  into  1,218 common shares upon approval and an amendment to the Certificate of Incorporation  to  increase the number  of authorized shares.  This effectively eliminates the ability  of  the common stock  holders  to participate in the management of the Company, such as the election of directors and corporate changes or conversions.

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

14 | Page

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

15 | Page

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

Our  subsidiary  Dongfang Mining,  obtained the mining rights to a 61.27  sq.km parcel in the Jiao  Shan  Zhai  Mining  Area, located in Xunyang County-Guo Jia

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

67.82 sq.km. Longitude, 109*26*30*--109*38*30*, and North Latitude, 32*55*45*--

33*01*00*.

The government was authorized the Exploration Right for the appved mining area that the company applied for in September 19, 2003. At the same year The First Geological Team of Shaanxi Provincial Bureau of Geology and Mineral Resources took commission from the company and started preliminary survey (1:10,000), geographical  profile survey and trenching in 1.15 square kilometers. They found lead-zinc orebody in the survied area and evalueated.  Yunnan Nonferrous Geological Institute Physical Branch was also committed to make survey by geophysical transient electromagnetic method. There are 12 TEM abnormalisms, 3 A class abnormalisms, 7 B class abnormalisms and 2 C class abnormalisms. A class abnormalism: located in the orebody known and its extension; B class abnormalisms: abnormalism shows great chance to find mineral deposite; C class abnormalisms: unkown its characteristcs and needs more research.

The First Geological Team of Shaanxi Provincial Bureau of Geology and Mineral Resources did mineral exploration in 2005. Changan University send a geographical research group did the field work on range of reconnaissance and remotesensing and geochemistry for gold exploitation in Jiaoshan Zhai. The group evaluated mining deposite in the synclinal basin, contains high percentage of Au、Ag、Cu、Pb、Zn、As、Sb、Bi、Hg. The group also pointing out 3 lead-zinc orebodes and 5 gold orebodies and evaluated the rough survey and the known orebodies.

The company bored drilling in Jiaojia Shan which named ZK1 and ZK2in Jan. 2007 and 2006. There are lead orebody and the orebody is partly rich in Ferrum、Sillicon and gypsum. Siluric layer through drillings.  3 lead orebodies were found. At the same year, the company found 5 gold orebidies, more than 30m for each of them, after the 60m for exploratory tunnel excavating and 24 cube trenching. The possibility of bigger gold orebody still exists.

The company did rough survey in Guojia Ling ---Jiaojia Shan gold field during 2007,2008 and 2009. At the end of Augest, 2007, they found 3 lead---zinc deposits and one gold deposit. 3 lead---zinc deposits in Weijia Shan, 15gold deposits in Jiaojia Zhai. K1、K2、K3 deposits contain 1150.64kg worthing $ 33,700,000（230,000,000RMB）. Lead---zinc deposit in Siren Gou indicates 10,000t ore, Huoshao Gou---Guanzi Gou deposit indicates 10,000t ore and Xiaoshui He---Nansha Gou 10,000t ore for indication and all of their potential value will reach $702,000,000（4,800,000,000RMB）.The potencial value of the gold and lead-zinc resource in the mining area is more than $730,000,000(5,000,000,000RMB). Lead---zinc 679.39t estimated, including 371.84t zinc and 162.52t Lead.

The company finished rough survey over 6.8 sq KM. In 2010 the company planned to do further survey and gets ready for mining.

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

16 | Page

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

CALENDAR YEARS

BY QUARTER

BID PRICE

--------------

----------

--------------

HIGH

LOW

-----

-----

2009

First

$0.035

0.01

Second

0.07

0.01

Third

0.14

0.02

Fourth

0.03

0.018

2008

First

$0.035

0.01

Second

0.07

0.01

Third

0.014

0.05

Fourth

0.09

0.015

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

We  make  certain  forward-looking statements in this report. Statements   that

are  not  historical   facts   included  in  this Form 10-K are "forward-looking

statements"  within the meaning  of  the  Private  Securities Litigation Reform

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

Factors  that could cause actual  results  to  differ  materially  ("Cautionary

Disclosures")  are  described  throughout this Form 10-K. Cautionary Disclosures

include, among  others:  general   economic  conditions in China and elsewhere,

the  Company's  ability  to  license, extract, refine  and  sell  minerals  and precious metals through our intended  operations  in  China,  the  strength and

financial   resources   of   the   Company's   competitors,  environmental  and

governmental regulation,  labor relations,  availability and cost of employees,

material    and    equipment,   regulatory   developments    and    compliance,

fluctuations  in  currency  exchange  rates and legal  proceedings.  Statements concerning our future operations, prospects,  strategies,  financial condition,

future  economic performance (including growth and earnings),  demand  for  our services,  and  other  statements  of  our  plans,  beliefs,  or  expectations,

including   the   statements  contained  under  the  captions  "Risk  Factors,"

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

17 | Page

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

OVERVIEW

We operate in two segments. We are an exploration stage mining company although we have had no mining revenues  and  do not  expect  mining revenues  until  we begin the process of extracting minerals which will not start until 2010, if at  all.  We  have sustained considerable losses from our exploration and other activities to date.

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

Mining respectively.

18 | Page

Goodwill  is  not  amortized  but  is  supposed to be tested  for impairment. The  Company is going to perform an assessment on goodwill arising from  the  acquisition  of

Dongfang Mining as the price of non-ferrous metals are going down and the whole industry are stagnant. We cannot conclude that there was no impairment to the carrying value of the goodwill in this reporting period.

We have exploration rights for a 61.27 sq.km parcel in the  Jiao  Shan Zhai Mining

Area, located in Xunyang County in the Shaanxi Province of China.  Our land use

rights  are  amortized  over  fifty years of the term of the leases.   We  have

performed  tests  on the site but  we  have  not  begun  mining  activity. Weoriginally planned  to  participating in constructing  a theme park business on the parcel but have delayed those plans while we direct  our resources on the mining opportunities.

Nowaday, we decided to lease out our Land use right to Huanghe wet land park

Co.Ltd.Therefore we can focue our management in the mining segment.

    The following is a summary of land use rights at December 31, 2009:

Cost

$        19,146,841

Less: accumulated amortization

(2,049,710)

-------------------

Land use rights, net

$        17,115,077

===================

The  land use rights are amortized over fifty years of the term of leases. The amortization expense for the year ended December 31, 2009 and December 31,2008 was $409,750 and 395,944, respectively.

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

As reflected in the accompanying consolidated financial statements, the Company has  an  accumulated  deficit  during  the  exploration stage of $13,366,785 at

December 31, 2009, which includes a net loss of  $104,557  for  the year ended

December 31, 2009. The Company's current liabilities exceed its current  assets by  $7,787,760  and  the  Company  used  cash of $531,480 in operations. These factors  raise  substantial doubt about its ability  to  continue  as  a  going concern.  In view  of  the  matters  described above, recoverability of a major portion of the recorded asset amounts  shown  in  the accompanying consolidated balance sheet is dependent upon continued operations  of  the company, which in turn  is  dependent  upon  the  Company's ability to raise additional  capital,

obtain  financing  and  succeed  in  its   future  operations.   The  financial

statements do not include any adjustments relating  to  the  recoverability and classification  of  recorded  asset  amounts  or amounts and classification  of liabilities that might be necessary should the Company be unable to continue as a going concern.

PLAN OF OPERATIONS

Our efforts over the next twelve months will be directed towards completing the licensure  process  to  begin  the  extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained,  an additional license that will permit the excavation and extraction of the parcel.  We  expect to obtain that license before the end of 2010 and expect to commence extraction operations shortly thereafter.

To  date  we  have  financed our activities from loans  received  from  related parties. Until we begin  to  generate revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans  for  the next twelve (12) months, although we have made revenue of $1,097,872 in 2009.other than the oral assurances given by the directors,

we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or  obtain sufficient capital to complete its plan of operations for  the  next twelve (12) months.

Our  plan  for  2010  is  to finish reconnaissance  and  evaluation  and  begin prospecting the known ore bodies  and  controlling  the  trench exploration, in addition, enter in to new energy industry by acquisition ,such as electric power. We intend to stress deep drilling and tunnel exploration validation.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

The Company is an exploration stage company and  has  not yet generated mining revenue.

As the Land use right was substantively occupied by the Huanghe wet land park Co. Ltd for 2009.

The rental income of $1,097,872 (rmb 7,500,000) was produced for 2009 compairing zero for 2008.

The amortization of the land use right was $409,750, compairing

$395,944 of 2008, both of which have been showed in the operating expense. The business tax and addition of $57,089 was also calculated in 2009 compairing zero for 2008.

OPERATING EXPENSES. Total operating expenses for the year ended December

31, 2009 decreased to $842,909 from $1,141,537 for the year ended  December  31,

2008. Overall expenses ,before taxes and non-controlling interests for the year ended

December 31, 2009 was $1,277,371 as compared to the year ended December 31, 2008,

of $1,526,199.  The  difference of $248,828 or approximately 16% under the prior period, the overall decrease in expenses is due to the $353,629 decrease of legal and professional for 2009 comparing with that of 2008.

       NET LOSS. Our net loss for the year ended December 31, 2009 decreased to

$104,557 from $1,467,426 for  the  year ended December 31, 2008. The overall decrease in net loss of $1,362,869,over the prior  year  period, is primarily due to $1,097,872 rental income from the Land use right.

       COMPREHENSIVE GAIN. Our  comprehensive loss for the year ended December

31, 2009 was $38,951 from  comparing with comprehensive gain of $1,064,912 in 2008.

The reason for great decrease of comprehensive gain/loss came to that the exchange rate of rmb to usd rised from  7.3 to 6.8346 in 2008, but kept stable during 2009.

STOCKHOLDERS'  EQUITY.  Stockholders'  equity increased by $171,681 to

$14,570,192 as of December 31, 2009, or approximately  1.2 %  from $14,398,511 as of  December  31,  2008.  The  increase  was  primarily  due to the rental income of the year.

LIQUIDITY AND CAPITAL RESOURCES

       GENERAL.   Overall, we had an decrease in net loss of $104,557 for the year ended December  31, 2009. Net cash used in operating activities of $531,480,

net  used in investing activities  of  $19,096  and  net  cash  provided  by financing  activities of $566,703. At December 31, 2009, our cash balance was

$27,279 as  compared to $23,961 for the prior year, in almost the same level.

       CASH FLOWS  FROM  OPERATING  ACTIVITIES. Net  cash  used  in  operating activities  of  $531,480 for  the  year  ended December 31, 2009 was primarily attributable to the rental income of $1,097,872 without cashflow. The  adjustments to reconcile the  net  loss  to net cash, including the said rental income without cash flow, depreciation  expense of $36,755, amortization  of  land  use  rights of  $409,750, imputed interest  expense of $346,453, deferred tax benefit of $3,652,

adjustment for non-controlling interests of $71,290,

a decrease in operating assets of $122,722 and a decrease in operating liability of $242,981.

       CASH  FLOWS FROM  INVESTING  ACTIVITIES.  Net  cash  used  in  investing activities of  $19,096  for  the  year ended December 31, 2009 was primarily attributable to:

          -   $17,044 due from related parties; and

          -   Purchase of furniture and equipment of $2,052.

       CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $566,703 provided by financing activities in the year ended December 31, 2009 was primarily due to

$19,980 and $546,723 advances from shareholders and related parties,

respectively.

       FINANCING.  Though we have generated the rental revenues of $1,097,872 as of  December

31, 2009, we are still considered an exploration stage company. We ended 2009 with $27,279 of  cash  and  equivalents on our balance sheet. Given our current  cash  usage rate, a risk exists  that our available cash on hand and the cash we anticipate generating  from operating  activities  will  be  insufficient  to  sustain  our

operations.   Our auditors have expressed substantial concern as to our ability to continue as a going concern.

       We have historically been able to issue shares, preferred stock or stock options to pay  for  certain  operating expenses. We believe that our pro-forma working capital on hand as of the  date  of this report, along with our rental income and ability to raise capital and meet certain operating  expense  obligations  through  the issuance  of  stock  or  stock equivalents, will provide us with the capital we need  through year end 2010.  In  addition,  our  directors  have  indicated  a willingness  to  make loans to the Company to cover expenses, although there is no assurance that  they  will  do  so.  However, we believe that our ability to operate beyond the end of 2010 will require  us to raise additional capital, of which there can be no assurance.

       INTERNAL SOURCES OF LIQUIDITY. There is no assurance that funds from our operations, such as the rental income, will meet  the requirements of our daily operations  in  the  future. In the event that funds from  our  operations  are insufficient to meet our  operating  requirements,  we  will need to seek other sources of financing to maintain liquidity.

19 | Page

       EXTERNAL  SOURCES  OF  LIQUIDITY.  We  intend  to pursue  all  potential financing  options  in  2010  as  we look to secure additional  funds  to  both stabilize and grow our business operations and begin extraction. Our management will  review  any financing options at  their  disposal  and  will  judge  each potential source  of  funds on its individual merits. We cannot assure you that we will be able to secure  additional  funds  from debt or equity financing, as and when we need to or if we can, that the terms  of  such  financing  will  be favorable to us or our existing shareholders.

       INFLATION. Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year  2010.

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

On March 18, 2010 we filed a Form 8-K and an amended Form 10-K for the period ending December 31, 2008. In consultation with Brock, Schechter and Polakoff  LLP (“Brock”), our independent registered public accounting firm, we concluded on February 22, 2010 that the financial statements for the fiscal year ended December 31, 2008, as presented in our Annual Report on Form 10-K, should no longer be relied upon due to the accounting issues set forth below.

The accounting issues relate to:

1.The report of the prior auditor (Jimmy Cheung) was not included with the first 10k.

2.Our report did not have the dates filled in properly.

3.The amounts in the going concern paragraph were changed to tie to the F/S.

4.The cash flow statement properly included the non-cash increase in additional paid in capital.

5. Various amounts in MD&A section of the 10k were changed to agree to the issued F/S.

Accordingly, the Company restated its financial statements for the fiscal year ended December 31, 2008 by disclosing the effect of these accounting issues in an amended Form 10-K for the fiscal year ended December 31, 2008.

On September 19, 2008, the Company reincorporated to the state of Nevada under the name “China Changjiang Mining and New Energy Company, Ltd.” The Company authorized 100,000,000 shares at a par value of $0.001 in anticipation of the 10 for 1 reverse split following the conversion of its Series C Preferred stock, which shall yield a net fully diluted amount of 60,900,000 new common shares. In December, 2009 an application was made on behalf of the Company to FINRA for approval of corporate changes, including the corporate name, the symbol, the recapitalization of the reverse split and the conversion of the Series C Preferred Shares. The Company has received two letters of comment from FINRA, to which it has responded, but the corporate changes have not yet been approved as of this filing.

Financial Condition

We had total assets of $ 23,517,387 and $22,799,417 as of December 31, 2009 and

December  31, 2008, respectively.

The largest part of our assets is the Land Use Rights  we  hold.  Net land use rights were $17,115,077 as of December 31, 2009, decreased from $17,508,609 for the year  ended  December 31, 2008.  The reason for this decrease was amortization of 2009.

In order to carry out the Corporate  Strategy  of developing the Petroleuem and

New  Energy, the Company invested RMB 2,000,000($293,328)  to  establish  a new

company   named  Shaanxi  Changjiang  power  and  New  Energy  Co.,  Ltd  in

September,  2008, with  Shaanxi Changfa Industry Stock Co.,Ltd  (the "Changfa"),

The registered  capital  totals    RMB  10,000,000(USD  293,328),  in which the

Company   owns  20%, and   Changfa  the  other  80%   share when all the capital

Was contributed. According to the contract The changfa shall contribute it’s last capital till the end of 2011, at the end of current year, the net asset was rmb

6,586,417 ($964,591), which means the company held 31% shares of the changjiang electricity. Practically, The  Company  has significant  influence  on  the  new

Company as it assigned finance and  Other directors in the new Company, and has recorded  the investment under the  equity method. The new Company had no income for the  year ended December 31,2009  and as the expense of rmb41,000 was immaterial,

no adjustment has been made .

Our current liability was $8,947,195 as of December 31, 2009. $3,996,369 and

$434,137 are due to related companies and notes payable, respectively, along with

$2,418,796 due to stockholders. Our other payables and accrued expenses were

$1,882,945.

Tax Liabilities

Neither North American nor Wah Bon had income for income tax purposes in the years ended December 31,

2009 and 2008. Wah Bon is a Hong Kong corporation and  therefore  is subject to

Hong  Kong profits tax. All of the subsidiaries of Wah Bon are incorporated  in the PRC  and  therefore  are  subject  to  income  tax law in  China.

The Company has deferred tax assets at  December  31, 2009 which consist of net operating loss carry forwards calculated using statutory  effective  tax rates.

As the rental income has been recognized and it is expected to generate rental income in the future which may recover the loss carryforwards. The  Company recorded the deferred tax asset at the year ended December 31, 2009 in the balance sheet. According to the China Tax

Regulations. The operating loss carryforwards can be deducted in the taxable profit within 5 years.

The reconciliation  of  income taxes computed at the statutory income tax rates to total income taxes for the year ended December 31, 2009 is as follows:

North American

Income tax computed at the federal statutory rate

34%

State income taxes, net of federal tax benefit

0%

---

        Valuation allowance

(34%)

===

Wah Bon

        Profits tax computed at the applicable tax rate

17%

---

        Valuation allowance

(17%)

===

Tai Ping Yang, Chang Jiang and Dongfang Mining

        Income tax computed at the applicable tax rate

25%

---

        Valuation allowance

(25%)

===

===

    Other  payables and accrued liabilities at December 31, 2009 consist of the following:

Other payables

$

6,126

Consideration payable to a former owner of Dongfang Mining

1,829,611

Accrued wages

1,674

Statutory staff welfare

506

Other tax payable

28

Accrued expense

45,000

---------------

$      1,882,945

===============

20 | Page

Lease

The Company  moved to a new office located in Floor 17,Block B, Xinhui Building, #33

Gaoxin Road, Gaoxin District, Xi’an in Feb, 2009. The new office consists of  554 square  meters, bears RMB75,000($11,029) per year from Feb 1, 2009 to Jan 31,2011

By December 31,2010, the Company had outstanding commitments of $11,029, with respect to above operating leases.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 7A

We do not employ derivative financial instruments and have no foreign exchange contracts. Our financial instruments are primarily cash and cash equivalents, but also include receivables, payables, long term debts, and short term notes. We do not try to manage risk of foreign exchange rates or engage in hedging activities.

Foreign Exchange Rates

All of our sales are in the Chinese currency, Remnimbi (RMB) but our financial reporting is in U. S. dollars. We are therefore subject to the fluctuations in foreign exchange rates in our reporting requirements. While exchange rates between RMB and USD have been relatively stable, there can be no assurance that changes in foreign exchange rates will not have a material adverse impact on our financial reporting. The impact could express itself in reduced revenues and reduced or eliminated earnings, which could have a negative effect on the prices for our securities.

At December 31, 2009, the new RMB rate against the US$ was approximately 6.8282. The foreign currency translation gain or loss resulting from translation of the consolidated financial statements expressed in RMB to US$ is reported as other comprehensive income in  the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation  gain (loss) recorded for the years ended December 31, 2009 and 2008 was ($ 38,951) and $1,064,912 respectively. The equity accounts were stated at their historical rate.

21 | Page

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

NORTH AMERICAN GAMING AND ENTERTAINMENT

CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and 2008

22 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES

(An Exploration Stage Company)

CONTENTS

PAGES

_____________________________________________________________________________

Report of the Independent Registered Public Accounting Firm

1

_____________________________________________________________________________

Consolidated Balance Sheets as of December 31, 2009 and 2008

2

_____________________________________________________________________________

Consolidated Statements of Operations and Comprehensive Loss

for the years ended December 31, 2009 and 2008

3

_____________________________________________________________________________

Consolidated Statements of Stockholders' Equity for

the years ended December 31, 2009 and 2008

4-5

_____________________________________________________________________________

Consolidated Statements of Cash Flows for the years

ended December 31, 2009 and 2008

6

_____________________________________________________________________________

Notes to Consolidated Financial Statements

7 - 16

_____________________________________________________________________________

Brock, Schechter & Polakoff, LLP

Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

23 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

North American Gaming and Entertainment Corporation

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of North American Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits of the consolidated financial statements provide a reasonable basis for our opinion.

We were unable to obtain sufficient evidential matter in connection with the balances of the Company’s goodwill as of December 31, 2009 and December 31, 2008, and we were unable to satisfy ourselves of the balances by performing other audit procedures.  Any impairment of these balances would affect the results of operations for the years ended December 31, 2009 and December 31, 2008.

We were unable to obtain sufficient evidential matter in connection with the Company’s common stock as of December 31, 2009 and December 31, 2008, and we were unable to satisfy ourselves as to the balances or amounts of shares authorized, issued,and outstanding by performing other audit procedures.

In our opinion, except for the effects of any adjustments and additional disclosures that might have resulted had we been able to obtain sufficient audit evidence in connection with the Company’s goodwill and common stock, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Gaming and Entertainment Corporation (an exploration stage company) and subsidiaries as of December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company had a net loss of $104,557 for the year ended December 31, 2009, an accumulated deficit during the exploration stage and a working capital deficiency of $13,366,785 and $7,787,760, respectively, at December 31, 2009, and used cash in operations of $531,480 during the year ended December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 16.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Brock, Schechter & Polakoff, LLP

Certified Public Accountants

Buffalo, New York

Date: April 16, 2010

726 Exchange Street, Suite 822, Buffalo, New York 14210

Tel: (716) 854-5034   Fax: (716) 854-7195

Email:  JRW@bspcpa.com

Website:  www.bspcpa.com

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

ASSETS

2009

2008

CURRENT ASSETS

Cash and cash equivalents

27,279

23,961

Note receivable

1,098,386

-

Other current assets and prepayments

33,770

229,560

---------------------

Total Current Assets

1,159,435

253,521

PROPERTY AND EQUIPMENT, NET

200,690

235,800

LONG TERM INVESTMENTS

292,903

292,629

LAND USE RIGHTS, NET

17,115,077

17,508,609

GOODWILL

3,337,249

3,334,124

LONG TERM RECEIVABLE

1,193,431

1,174,734

DEFERRED TAX ASSET

218,602

-

-----------------------------

TOTAL ASSETS

23,517,387

22,799,417

==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses

1,882,945

2,124,049

Notes payable – related party

434,137

434,137

Due to related Parties

3,996,369

3,446,160

Due to stockholders

2,418,796

2,396,560

Deferred tax liability

214,948

-

-----------------------------

Total Current Liabilities

8,947,195

8,400,906

-----------------------------

COMMITMENTS AND CONTINGENCIES

-

-

---------------------------

STOCKHOLDERS' EQUITY

Series C convertible preferred stock ($0.01 par value,

10,000,000 shares authorized, 500,000 shares

issued and outstanding as of December 31, 2008)5,000

5,000

Common stock ($0.01 par value, 200,000,000 shares

         authorized, 41,788,552 shares issued,

         24,216,058 shares outstanding as of both

         December 31, 2009 and December 31, 2008)      417,886

417,886

Additional paid-in capital

23,974,728

23,628,275

Treasury stock, 17,572,494 shares, at cost

(489,258)

(489,258)

Non-controlling interests

531,674

562,938

Accumulated deficits during the exploration stage

(13,366,785）

(13,262,228)

Accumulated other comprehensive income

3,496,947

3,535,898

----------------------------

Total Stockholders' Equity

14,570,192

14,398,511

----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

23,517,387

22,799,417

============================

   The accompanying notes are an integral part of these financial statements

24 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2009

2008

Accumulated

------------

------------

------------

REVENUE

 1,097,872

-

1,097,872

------------

------------

------------

OPERATING EXPENSES

General and administrative expenses

300,809

260,590

910,668

Legal and professional fees

95,595

449,224

544,819

Depreciation

36,755

35,779

102,246

Amortization of land use rights

409,750

395,944

1,173,174

------------

------------

------------

Total Operating Expenses

842,909

1,141,537

2,730,907

------------

------------

------------

INCOME (LOSS) FROM OPERATIONS

254,963

(1,141,537)

(1,633,035）

OTHER INCOME (EXPENSES)

Interest income

152

2,229

5,073

Interest expenses

(12,028)

(1,357)

(13,385）

Imputed interest expenses

(346,453)

(353,951)

(943,741）

Bad debt expense

(73,192)

-

(73,192)

Other expenses

(2,942)

(31,583)

（36,092）

------------

------------

------------

Total Other Expenses

(434,462)

(384,662)

(1,061,336）

------------

------------

------------

LOSS BEFORE INCOME TAX

AND NON-CONTROLLING INTERESTS

(179,499)

(1,526,199)

(2,694,371）

DEFERRED INCOME TAX BENEFIT

3,652

-

3,652

NON-CONTROLLING INTERESTS

71,290

58,773

186,498

------------

------------

------------

LOSS FROM CONTINUING OPERATIONS

(104,557)

(1,467,426)

(2,504,221）

DISCONTINUED OPERATIONS

Loss on disposal of subsidiary

-

-

(8,027,234）

------------

------------

------------

NET LOSS

(104,557)

(1,467,426)

(10,531,455）

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)

(38,951)

1,064,912

3,496,947

------------

------------

------------

COMPREHENSIVE LOSS

$(143,508)

$ (402,514)

(7,034,508）

============

============

============

Net loss per share-basic

$  (0.0043)

$(0.0606)

============

============

Net loss per share-diluted

$  (0.0002)

$ (0.0024)

============

============

Weighted average number of shares outstanding

during the year-basic

24,216,058

24,216,058

============

============

Weighted average number of shares outstanding

during the year-diluted

609,000,000

609,000,000

============

============

   The accompanying notes are an integral part of these financial statements

25 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Treasury stock

Series C

Convertible

Preferred Stock

Common Stock

Shares

Amount

Shares

Amount

Shares

Amount

-------

-------

-------

------

----------

--------

Balance at

January 1, 2008

17,572,494

$(489,258)

500,000

$5,000

41,788,552

$417,886

Imputed interest

expenses on due

to stockholders and

related companies

-

-

-

-

-

-

Net loss for year

-

-

-

-

-

-

Foreign currency

translation gain

-

-

-

-

-

-

Comprehensive income

----------

----------

----------

--------

-----------

---------

Balance at

December 31, 2007

17,572,494

(489,258)

500,000

5,000

41,788,552

417,886

Imputed interest

expenses on due

to stockholders and

related companies

-

-

-

-

-

-

Net loss for the year

-

-

-

-

-

-

Foreign currency

translation gain

-

-

-

-

-

-

----------

-------

----------

--------

-----------

---------

Balance at

December 31, 2008

17,572,494

$(489,258)

500,000

$5,000

41,788,552

417,886

=======

=======

=======

======

==========

========

During the year ended December 31, 2007, the Company recapitalized its equity.  During the recapitalization process, 41,788,552 common shares were issued for $417,886 and 17,572,494 shares were repurchased into treasury at a cost of $489,258.

The accompanying notes are an integral part of these financial statements

26 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(CONTINUED)

Accumulated

Additional

Non-

other

paid-in

Controlling

Accumulated

comprehensive

capital

Interests

deficits

income

Total

-----------

--------

------------

-------------

-----------

Balance at January 1, 2008

$23,274,324

$619,747

$(11,794,802)

$2,470,986

$14,503,883

Imputed interest expenses on

due to stockholders and

related companies

353,951

-

-

-

353,951

Net loss for the year

-

(58,773)

(1,467,426)

-

(1,526,199)

Foreign currency translation gain -

1,964

-

1,064,912

1,066,876

-----------

-----------

------------

-------------

-----------

Balance at December 31, 2008

23,628,275

562,938

(13,262,228)

3,535,898

14,398,511

Imputed interest expenses on

due to stockholders and

related companies

346,453

-

-

-

346,453

Net loss for the year

-

(71,290)

(104,557)

-

(175,847)

Foreign currency translation

gain (loss)

-

40,026

-

(38,951)

1,075

-----------

------------

------------

-------------

-----------

Balance at December 31, 2009

$23,974,728

$531,674

$(13,366,785)

$3,496,947

$14,570,192

===========

============

============

=============

===========

 The accompanying notes are an integral part of these financial statements

27 | Page

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION

AND SUBSIDIARIES (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2009

2008

Accumulated

-----------

-----------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations

$(104,557)

$(1,467,426)

(2,504,221）

Net loss from discontinued operations

-

-

(8,027,234）

-----------

-----------

-----------

Total net loss

(104,557)

(1,467,426)

(10,531,455）

Adjusted to reconcile net loss to cash used

in operating activities:

Loss on disposal of subsidiary

-

-

8,027,234

Depreciation

36,755

35,779

102,246

Amortization of land use rights

409,750

395,944

1,173,174

Imputed interest expense

346,453

353,951

943,740

Bad debt provision

73,192

-

73,192

Deferred tax benefit

(3,652)

-

(3,652)

Non-controlling interests

(71,290)

(58,773)

(186,498）

Changes in operating assets and liabilities

(Increase) decrease in:

Accounts receivable

(1,097,872)

-

(1,097,872)

Other current assets and prepayments

122,722

303,024

171,648

Increase (decrease) in:

Other payables and accrued expenses

(242,981)

49,488

(33,978)

-----------

-----------

-----------

Net cash used in operating activities

(531,480)

(388,013)

(1,362,221)

-----------

-----------

-----------

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of note receivable

-

-

(133,000)

Purchases of property and equipment

(2,052)

(6,145)

(51,151）

Due from stockholder

-

-

25,584

Due from related parties

(17,044)

(883,124)

(1,437,294）

Payment for acquisition of long-term investment

-

(292,629)

(1,310,532）

Net cash outflow from disposal of discontinued

Operations

-

-

(1,406,430）

-----------

-----------

-----------

Net cash used in investing activities

(19,096)

(1,181,898)

(4,312,823）

-----------

-----------

-----------

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution by stockholders

-

-

128,205

Proceeds from notes payable

-

-

573,146

Repayments of preferred stock debenture

-

(12,700)

-

Repayments of preferred stock dividends payable

-

(15,003)

-

Payments for recapitalization

-

-

(71,372）

Additional paid-in capital

-

-

(481,477）

Advances from stockholders

19,980

538,343

309,134

Advances from related parties

546,723

935,268

3,628,699

Investment from minority stockholders

-

-

(619,747）

-----------

-----------

-----------

Net cash provided by financing activities

566,703

1,445,908

3,466,588

-----------

-----------

-----------

EFFECT OF EXCHANGE RATES ON CASH

(12,809)

(331,277)

169,757

-----------

-----------

-----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

3,318

(455,280)

(2,038,699）

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR

23,961

479,241

2,065,978

-----------

-----------

-----------

CASH AND CASH EQUIVALENTS AT END OF YEAR

$  27,279

$  23,961

$ 27,279                                                                =                ===========  ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest

$ 12,028

$   1,357

$ 13,385

===========

===========

===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In 2009， the Company increased additional paid-in capital by $346,453 with non-cash interest.

In 2008,  the Company increased additional paid-in capital by $353,951 with non-cash interest.

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

The Company has operations in the real estate and mining segments.  All revenues have been generated from the Company’s real estate operations in the Peoples

Republic of China (“PRC”).

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

The accumulated columns shown on the consolidated statements of operations and comprehensive loss and the consolidated statements cash flows have been provided to show cumulative balances from March 22, 2007 through December 31, 2009.

The sharelders of NAGM set up a new Company, name China Changjiang Mining & New Energy Co.Ltd

(China Chiangjiang),in the State of Nevada on September 19, 2008.China Changjiang shall be merged with NAGM,and replace the name of “NAGM” in the future. There is no asset or liability for China

Changjiang so far.

   (B)Use of estimates

       The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

   (C)Principles of consolidation

       The accompanying consolidated financial statements as of December 31,

       2009 and 2008 consolidate the financial statements of North American and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang,

       97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang

       Mining. The minority interests represent the minority shareholders' 2.8%

       and 40% shares of the results of Chang Jiang and Dongfang Mining,

       respectively.

       All significant inter-company balances and transactions have been eliminated in consolidation.

   (D)Cash and cash equivalents

       For purpose of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

28 | Page

   (E)Property and equipment

       Property   and   equipment   are   stated at cost, less accumulated

       depreciation.  Ex-penditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

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

   (F)Long-lived assets

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

       The Company believes that no impairment of property and equipment or land use rights existed at December 31, 2009 and 2008.

  (G) Receivables

       Accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term absis, thus accounts receivable do not bear interest, though a finance charge may be applied to such receivables that are past due.

       The long term receivable refers to the receivable from customers or other parties that is not expected to be coolected within the next year. If the receivable bears interest according to the agreement, the long term receivable shall be stated in present value.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

   (H)Fair value of financial instruments

       The fair value  of financial  instruments  is  made  at  a specific point in time, based on relevant  information  about financial markets  and  specific  financial instruments. As these estimates  are  subjective  in  nature,  involving uncertainties  and  matters  of  significant  judgment,  they  cannot be determined  with  precision.  Changes  in  assumptions can significantly affect estimated fair values.

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

       ("US$") and the Chinese Renminbi ("RMB"). At December 31, 2009, the new RMB

       rate against the US$ was approximately 6.8282. Historically, the PRC government has  benchmarked the  RMB  exchange  ratio  against  the  US$, thereby mitigating  the associated foreign  currency exchange rate fluctuation risk. The Company does not believe that  its  foreign  currency  exchange rate fluctuation risk is  significant,  especially  if the PRC government continues  to benchmark the RMB against the US$.

29 | Page

(I) Revenue Recognition

 Revenue from mining operations is recognized when all of the following criteria are met:

-

Persuasive evidence of an arrangement exists;

-

Delivery has occurred;

-

The seller's price to the buyer is fixed or determinable; and

-

Collectability is reasonably assured. Payments have been established.

As the Company is still in the exploration stage, no mining revenue has been generated.

Our present revenues for year ended December 31, 2009 were generated from the rental of the land use right. We recognize rental revenues because the land was occupied during the year ended December 31, 2009, the fees we charged were fixed or determinable, we and our customers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.  The revenue recognized only related to the rental of the land use rights in the year ended December 31, 2009.

(J) Mining Costs

The costs of mining consists of power expense, salary and welfare of the workers, carring expense within the mining area, the depreciation of equimpment,and the expense for disposal of waste ore.  These costs are charged to expense as they are incurred.

(K)Taxes Assessed by Governmental Units

The Company presents revenue and taxes assessed by governmental units on revenue producing transactions on a gross basis in the consolidated statements of operations and comprehensive loss.

   (L)Income taxes

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

In addition, we account for uncertain tax positions

 using a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as de-recognition, interest, penalties and disclosures required. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

   (M)Foreign currency translation

       North American maintaine it’s according records in its functional curreny of US.dollars,

 Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang  Mining maintain their accounting records in their functional currency of Chinese reminbi (rmb).

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

       The consolidated financial statements of Wah Bon, Tai  Ping  Yang,  Chang

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

       The translation  gain (loss) recorded for the years ended December 31, 2009 and

       2008 was $38,951 and $1,064,912 respectively.

   (N)Comprehensive loss

       The foreign currency translation gain or loss resulting from translation of the consolidated financial statements expressed in RMB to US$ is reported as other comprehensive income in  the consolidated statements of operations and comprehensive loss and stockholders’ equity.

The foreign currency translation  gain (loss)  for  the  years ended December 31, 2009 and 2008 was $38,951 and $1,064,912 respectively.

30 | Page

   (O)Subsequent events

      The Company has evaluated for subsequent events through April 15, 2010, the date the financial statements were made available to be issued.

   (P)Loss per share

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

    (Q)Segments

       As of December 31, 2009, the Company operates in two reportable segment, mining for mineral ores,

which is still at an exploration stage, and the real estate.

All of the assets and business is located in China, and all of the operating losses have come from the foreign operations（outside United States）.

    (R) Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) released revised guidance surrounding the accounting for business combinations. This revised guidance requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at acquisition date, measured at their fair values as of that date, with limited exceptions. The revised guidance also requires that certain acquisition related costs and restructuring costs be expensed as incurred, and eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition date fair values because the effects of uncertainty about future cash flows are included in the fair value measurement of those assets. This guidance was effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, and therefore we are required to apply this guidance for any business combinations entered into during 2009 and beyond.

In May 2009, the FASB issued guidance related to subsequent events. This guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009.  The Company has implemented this guidance in the December 31, 2009 consolidated financial statements.

In June 2009, the FASB released new guidance which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. This guidance is not expected to have a material impact on our Consolidated Financial Statements

In January 2010, the FASB released new guidance requiring entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009, except for the detailed Level 3 rollforward disclosures, which is effective for fiscal years, and interim periods within those fiscal years, beginning on after December 15, 2010. Early adoption is permitted. We intend to comply with the disclosure provisions of this new guidance.

(S)Reclassifications

Reclassifications have been made to the 2008 comparative financial statements in order to conform to the 2009 presenation.

2.  Goodwill

    Goodwill is  not  amortized  but  is  tested  for  impairment on at least an annual basis. The  Company did not perform an assessment on goodwill arising from  the  acquisition  of

Dongfang Mining as of December 31, 2009 or December 31, 2008.  We cannot concluded that there was no impairment to the carrying value of the goodwill in as of December 31, 2009 and December 31, 2008.

There was no change in the balance of the goodwill as ofDecember 31, 2009, as compared with the balance at December 31, 2008.  The $3,125 increase is due to the exchange gain when translating the financial report from RMB to USD.

3.  OTHER CURRENT ASSETS AND PREPAID EXPENSES

    Other current assets and prepaid expenses consisted of

    the following:

December 31,

2009

 2008

Rental and other deposits

$ 13,23

$11,756

Short-term advances to third parties

-

82,697

Prepaid expense

-

115,800

Advances to staff

20,474

19,307

Other receivable

64

-

--------

--------

$   33,770

$229,560

========

========

4.  PROPERTY & EQUIPMENT, NET

    The following is a summary of property and equipment:

December 31,

2009

2008

Motor vehicles

$278,249

$277,988

Furniture and office equipment

52,579

55,066

Building

5,249

5,244

--------

--------

336,077

338,298

Less: accumulated depreciation

(135,387)

(102,498)

--------

--------

Property and equipment, net

$200,690

235,800

========

========

    Depreciation expense for the years ended December 31, 2009 and 2008 was

    $36,755  and  $35,779,  respectively .

5. LONG TERM INVESTMENT

In September 2008, the Company, along with Shaanxi Changfa Industry Stock Co.,Ltd.

("Changfa"),established a new company named  Shaanxi  Changjiang  Power & New Energy

 Co., Ltd.(“Changjiang power”).  The Company  owns  a 20% share of the registered capital of

Changjiang power while Changfa owns the remaining 80% share, when all the capital was contributed. According to the contract, the Changfa shall contribute it’s last capital until the end of 2011. At December 31, 2009, the net asset was rmb

6,586,417 ($964,591), which means the Company held 31% share of the Changjiang

Power. Practically, the  Company  has significant  influence  on  Changjiang Power as it has assigned finance and other directors in Changjiang Power.  The Company has recorded this investment under the equity method. Changjiang Power had no revenue for  the year ended December 31,2009 and since the expense of $6,004 was not material, no adjustment has been made.  As of December

31, 2009 and 2008, the balance of this investment was $292,903 and $292,629, respectively.

The information of Changjiang Power is showed as follows:

December 31,

2009

2008

Current assets

282,126

293,065

Non current assets

964,591

-

Current liabilities

-

5,524

Net assets

964,591

293,065

6.  LAND USE RIGHTS

    The following is a summary  of land use rights:

December 31,

2009

2008

Cost

$19,164,787

$19,146,841

Less: accumulated amortization

(2,049,710)

(1,638,232)

-----------

-----------

Land use rights, net

$17,115,077

$17,508,609

===========

===========

    The land use rights are being amortized over the lease term of fifty years.

    Amortization expense for the years ended December 31, 2009 and 2008 was

    $409,750 and $395,944, respectively.

  Amortization expense for the next five years ending December 31 is as follows:

2010

$ 409,750

2011

  409,750

2012

  409,750

2013

  409.750

2014

  409,750

7. OTHER PAYABLES AND ACCRUED EXPENSES

    Other payables and accrued liabilities consist of the

    following:

December 31,

2009

2008

Other payables

$ 6,126

$247,228

Consideration payable to a former owner of Dongfang Mining

1,829,611

1,827,898

Accrued wages

506

1,990

Statutory staff welfare

1,674

1,876

Other tax payable

28

57

Other accrued expenses

45,000

45,000

-------------

---------------

$   1,882,945

$2,124,049

=============

===============

8.  NOTES PAYABLE

The balance of notes payable consisted of the following:

                                                                                December 31,

                                                                             2009             2008

       Note payable to a related party, interest rate of

        8% per annum, collateralized by note receivable

        from a third party.                                            434,137         434,137

                                                                            =======        ========

9.   INCOME TAXES

    a. North American  was  incorporated  in the United States and has incurred net operating losses as for income tax purposes for the years ended December

       31, 2009 and 2008. Wah Bon was incorporated in  Hong Kong  and subject to

       Hong Kong profits tax. No provision for income tax expense was made for the years ended December 31, 2009 and 2008 as Wah Bon incurred net operating losses.

       Tai Ping Yang , Chang Jiang  and Dongfang Mining  were  incorporated  in the PRC and subject to PRC income tax, which is computed according to the relevant  laws  and  regulations in the PRC. No provision for income tax expense for the years ended December 31, 2009 and  2008  was  made as Tai Ping Yang,

       Chang Jiang and Dongfang Mining incurred net operating losses during those years.

    b. The Company's deferred tax asset at December  31, 2009 consisted of net operating loss carry forwards calculated using statutory effective tax rates.  Since the company began to generate rental revenue from 2009, the deferred tax asset of $218,600 from the loss carryforwards was recognized without allowance.

c. The rental income of $1,097,872 was recognized as revenue in 2009 without cash flow, which could not be confirmed as revenue by tax regulations in the current period. Thereforce,the Company had to bear the total business and EIT of $214,948,

showed as current liability in B/S, in the next period.

    d. Net operating loss carryfoward are $1,001,900 as of December 31,2009.  These consist of

       $844,431 from Chang Jiang and $ 157,469 from Dongfang.  Chang Jiang’s loss carryfoward expires in 2012, while Dongfang’s expires in 2013.

The allowance for the deferred tax asset is $221,009 at December 31, 2009.

As of December 31,2008, the allowance for the deferred tax asset was $718,778.

    e. The reconciliation  of income taxes computed at the statutory income tax rates to total income  taxes for the years ended December 31 is as follows:

North American

2009

2008

Income tax computed at the federal statutory rate

34%

34%

State income taxes, net of federal tax benefit

0%

0%

----

Valuation allowance

(34%)

(34%)

====

Wah Bon

Profits tax computed at the applicable tax rate

17%

17%

----

Valuation allowance

(17%)

(17%)

====

Tai Ping Yang, Chang Jiang and Dongfang Mining

Income tax computed at the applicable tax rate

25%

25%

----

Valuation allowance

(25%)

(25%)

====

10. NET LOSS PER SHARE

    The following is net loss per share information at December 31:

2009

 2008

-------------

------------

Net loss - basic and diluted

$ (104,557)

$  (1,467,426)

-------------

------------

Basic weighted-average common stock outstanding

24,216,058

24,216,058

Effect of dilutive securities

Series C convertible preferred stock

609,000,000

609,000,000

-------------

------------

Diluted weighted-average common stock outstanding

609,000,000

609,000,000

-------------

------------

Net loss per share – basic

$   (0.0043)

$ (0.0606)

-------------

------------

Net loss per share – diluted

$   (.0002)

$ (0.0024)

--------------

------------

11. COMMITMENTS AND CONTINGENCIES

    (A)Capital commitments

      The Company’s cash balances with financial institutions in the U.S are insured up to

      FDIC limits.

In August 2008, The Company signed the Contract of Specific Survey of Gold with The First

Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shaanxi Province.

The total amount of the project is $323,018, of which $142,480 was paid in 2009.

The remaining $180,538 is expected to be paid in 2010.

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

The rental expense of headquarters for the years ended December 31,2009 and 2008 was $15,502 and $42,568, respectively.

Future lease commitments for the years ending December 31,are as follows:

2010

$ 11,029

2011

919

12.  STOCKHOLDERS' EQUITY

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

On Jan 10th and 21st, 2010, the CEO of NAGM signed the stock issuance resolutions to Mr. Donald R. Monroe and Mr. Stanley F. Wilson, exchanging the preferred stock for

4,500,000 shares of common stock according to the agreement.

The amount of common shares shown in the consolidated financial statements differs from the amount of common shares on record with our stock transfer agent.  The records of the stock transfer agent show 900,000,000 common shares authorized and 37,716,588 common shares issued and outstanding as of December 31, 2009.  As of April 15, 2010, we have been unable to determine the accurate number of common shares authorized, issued and outstanding.  However, we believe the common share information disclosed in the consolidated financial statements to be correct.

13. RELATED PARTY TRANSACTIONS

    The  related  parties  owed  the Company $1,193,431 as  of  December  31,  2009 including five related companies  and  three  related  persons  owed  the Company amounts  totaling  $801,544 and $391,887, respectively, for advances made  on  an unsecured basis, repayable on demand and interest free.

The Company owed $2,418,796 to  two  former  stockholders of Chang Jiang as of

December 31, 2009 for advances made on an unsecured  basis, repayable on demand and interest free. Imputed interest is charged at 5.94 % per  year  on the amounts due.

The  Company  owed $3,996,369 to seven related parties as of December  31,  2009 including six  related  companies  and  three  related  person  owed the Company amounts totaling $363,369 and $3,633,000, respectively, for advances  made  on an unsecured  basis,  repayable  on  demand and interest free. Imputed interest is charged at 5.94% per year on the amount due.

    The related  parties  owed  the Company $1,174,734 as  of  December  31,  2008,

    which consisted of seven related companies  and  four  related  persons, each owing  the Company amounts  totaling  $775,842 and $398,892, respectively, for advances made  on  an

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

Total  imputed interest recorded as  additional  paid-in  capital  amounted  to

$346,453 and $353,951 for the years ended December 31, 2009 and 2008, respectively.

100% of the Company’s accounts receivable balance of $1,098,386 and revenue earned during the year ended

December 31, 2009 was from a related party.

14. SEGMENTS REPORTING

The  Company operated in two reportable segments (mining and real estate) in 2009.

The   Company evaluates  segment performance based on income from operations.

As a  result, the components of operating income for one segment may not be comparable to  another segment.

Segments key financial information for the years ended December 31,2009 and 2008 is as follows:

Real Estate

Mining

Total

-----------

----------

-----------

2009

Revenue

$1,097,872

$0

$1,097,872

Loss from continuing operations before income

  tax expense and minority interests

688,123

(867,622)

(104,557)

Depreciation of fixed assets

0

36,755

36,755

Amortization of intangible assets

409,750

0

409,750

Imputed interest expense

0

346,453

346,453

Interest income

0

152

152

Deferred income tax gain (expense)

(214,948)

218,602

3,654

Additions to long-lived assets

0

0

0

Land use rights

17,115,077

0

17,115,077

Total identifiable assets

$17,115,077

$6,402,310

$23,517,387

2008

Revenue

$0

$0

$0

Loss from continuing operations before income

  tax expense and minority interests

(395,944)

(1,130,255)

(1,526,199)

Depreciation of fixed assets

0

35,779

35,779

Amortization of intangible assets

395,944

0

395,944

Imputed interest expense

0

2,229

2,229

Interest income

0

0

0

Deferred income tax gain (expense)

0

0

0

Additions to long-lived assets

0

6,145

6,145

Land use rights

17,508,609

0

17,508,609

Total identifiable assets

$17,508,609

$5,290,808

$22,799,417

All  of the Company's long-lived assets are located in the PRC. Accordingly,

    no geographic information is presented.

15. CONCENTRATIONS AND RISKS

As of December 31, 2009 and 2008, 100% of the Company's assets were located in the Peoples Republic of China.

100% of the Company’s accounts receivable balance of $1,098,386 and revenues earned during the year ended

December 31, 2009 were from one customer, a related party of the Company.

16. GOING CONCERN

As reflected in  the  accompanying  consolidated  financial statements,

the Company  has  an  accumulated  deficit  during  the  exploration  stage  of

    $13,366,785 at December 31, 2009, which included a net  loss  of  $104,557 for  the  year  ended  December 31, 2009. The Company's current liabilities exceeded its current assets  by  $7,787,760  and  the  Company  used  cash in operations  of  $531,480.  These  factors raise  doubt about its

    ability to continue as a going concern.   In  view of the matters described

    above,  recoverability  of a major portion of the  recorded  asset  amounts shown in the accompanying  consolidated  balance  sheets  is  dependent upon continued  operations of the Company, which in turn is dependent  upon  the

    Company's ability to raise additional capital, obtain financing and succeed

in its future  operations.   The  consolidated financial  statements  do not

include any adjustments relating to the recoverability and classification  of recorded asset  amounts  or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management  has  taken   steps   to  revise  its  operating  and  financial

    requirements, which it believes are  sufficient to provide the Company with the ability to continue as a going concern.  Though the Company began to generate revenue in 2009, the Company is actively pursuing additional funding and strategic partners,  which  would  enhance stockholders'  investments.  Management  believes that the above actions  will  allow  the  Company  to continue operations through the next fiscal year.

31 | Page

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND

FINANCIAL DISCLOSURE

Previous Principal Independent Accountants

Began from the second quarter of 2008, we dismissed Jimmy C.H. Cheung & Co. as our principal independent accountants,  and  engaged BROCK,SCHECHTER & POLAKOFF,LLP as our new  principal independent accountants to perform  procedures  related to  our financial  statements  for  the  fiscal  year  ended  December 31, 2009 and 2008,

to be included on our Form 10-KSB under Section 13(a) or 15(d) under the Exchange

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

32 | Page

Item 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following table sets forth the existing  officers  and  directors  of  the

Company.

DIRECTOR

AGE

POSITION AND OFFICE TO BE HELD WITH THE COMPANY

NAME OF PERSON

Chen Wei Dong

40

President, Chief Executive Officer and Chairman

of the Board

Xu Wei

34

Financial Supervisor

Zhang Hong Jun

43

Director

Wang Sheng Li

43

Director

Li Pin

34

Director and Chief Financial Officer

Tian Hai Long

37

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

GAO LILING - Financial Supervisor

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

33 | Page

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

1998, majoring in computers.

LI PING - Director

Mr. Ping was named a director and Chief Financial Officer of Changjiang  Mining &

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

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

Compliance with applicable governmental laws, rules and regulations

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•           Accountability for adherence to the code

Item 10.     EXECUTIVE COMPENSATION

No compensation was awarded to, earned by, or paid to any executive officer or director of the Company during the years 2009 or 2008..

The following table and the accompanying notes provide summary  information for each  of the last three fiscal years concerning cash and non-cash  compensation paid or accrued.

34 | Page

SUMMARY COMPENSATION TABLE

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Nonqualified

All Other

Principal Position

(5)

Awards

Awards

Incentive Plan

Deferred

Compensation

Compensation

Compensation

Total

($)

($)

($)

($)

($)

($)

($)

($)

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

(j)

Chen Wei Dong

2008

585

0

0

0

0

0

0

0

(Chariman of board & CEO)

2009

680

0

0

0

0

0

0

0

Gao Liling,

2008

298

0

0

0

0

0

0

0

Financial officer

2009

300

0

0

0

0

0

0

0

Yang Yi Jun

2008

439

0

0

0

0

0

0

0

2009

439

0

0

0

0

0

0

0

1.  Compensation  paid  in  RMB  has  been converted at the rate of $1 USD = 6.8282RMB.

2 Unless stated otherwise, the business address for each person named is c/o North American Gaming and Entertainment Company.

(3)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934

(4)  We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

No cash compensation has been paid to any of our directors during  these  periods  other than the stock option grants which were commenced in 2000 and extended  in  2005. The compensation of the Board of Directors has not been established  by  any  policy  or  amount.  We  have no standard arrangements  under  which  we will compensate our directors  for  their services provided to us.

The  Company  reimburses  the  directors  for  their  expenses  (if any)incurred in connection with their duties as directors.

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the three other most highly compensated executive officers holding office at the end of any year (except for our Chief Financial Officer) to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility, in particular in light of the recent IRS Revenue Ruling 2008-13.

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

LI PING

6,079,408

9.99%

TIAN HAI LONG

6,079,408

9.99%

GAO LILING

0

0

CHEN MIN

5,470,859

8.99%

OFFICERS AND DIRECTORS AS A GROUP (6PERSONS)

60,854,934

100%

35 | Page

(See Footnotes Below)

(1)   The address for each beneficial owner is stated below.  Each of  these persons can also be reached through the Company's address which is listed c/o North American Gaming and Entertainment Company,  Fifth  Floor,  High-Tech Mansion, Gaoxin Road, Hi-tech

      Zone, Xi'an P.R. China.

      Chen Wei Dong, Address: BeitangXi'Ang 11#, Linwei District, Weinan City, Shaanxi, China.

      GAO LILING Address: Xi'An Zhao Yuan Dong Lu 31#, Xi'an, Shaanxi, China

      Zhang Hong Jun, Address: Duqiao Paichusuo, Xiyi Road, Linwei District, Weinan City, Shaanxi, China.

      Wang Sheng Li, Address: Yun Yang, Jin Yang Xi'An, Wei Nan City, Shaanxi, China.

      Li Ping Address: Jie Fang Lu 132#, Wei Nan City, Shaanxi, China

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

The directors, executive officers, their affiliates, and related parties own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company's assets.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  related  parties  owed  the Company $1,193,431 as  of  December  31,  2009 including five related companies  and  three  related  persons  owed  the Company amounts  totaling  $801,544 and $391,887, respectively, for advances made  on  an unsecured basis, repayable on demand and interest free.

The Company owed $2,418,796 to  two  former  stockholders of Chang Jiang as of

December 31, 2009 for advances made on an unsecured  basis, repayable on demand and interest free. Imputed interest is charged at 5.94 % per  year  on the amounts due.

The  Company  owed $3,996,369 to seven related parties as of December  31,  2009 including six  related  companies  and  three  related  person  owed the Company amounts totaling $363,369 and $3,633,000, respectively, for advances  made  on an unsecured  basis,  repayable  on  demand and interest free. Imputed interest is charged at 5.94% per year on the amount due.

Total  imputed interest recorded as  additional  paid-in  capital  amounted  to

$346,453 and $353,951 for the years ended December 31, 2009 and 2008, respectively.

100% of the Company’s accounts receivable balance of $1,098,386 and revenue earned during the year ended

December 31, 2009 was from a related party.

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

Capital  Advisory  Services  and  a  licensed attorney at law with 30 years  of experience.  From  2006  until  closing,  Capital  Advisory  Services  provided consultation to the Company in connection with its business plan, evaluation of companies for potential mergers, and assistance  to  management  in  completing required tasks necessary for securities law compliance.  On Jan 10th and 21st 2010,

the CEO of NAGM signed the stock issurance resolutions to Mr Donald R.Monroe and Mr Stanley F. Wilson, exchanging preferred stock for 4,500,000 common stock according to the agreement.

All  shares  exchanged  are restricted securities and may not be resold without registration or an exemption from registration from the Securities Act of 1933.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of North American Gaming and Entertainment Company. are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations and comprehensive loss - for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2. Exhibits

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

o

Filed herewith.

(1)       Incorporated by reference from the Information Statement on Form  8-K of North American Gaming and Entertainment Company filed  with  the  Securities and Exchange Commission on February 6, 2008.

39

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Brock, Schechter & Polakoff, LLP for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009(2)	2008(2)

Audit Fees (1)	$33,000	$30,000
Audit-Related Fees (4)	--	7,000-
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$33,000	$37,000

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, , and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2009 and 2008 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Brock, Schechter & Polakoff, LLP  were pre-approved by our Board of Directors.

The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

ITEM 14   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of  the  Securities

Exchange  Ac t of  1934, the  Registrant  has  duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010

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

/s/  Chen Weidong

-----------------

Chief Executive Officer (Principal

Executive Officer), President, and Director

 April 16, 2010

/s/  Li Ping

-----------

Chief Financial Officer (Principal

Financial Officer)

April  16, 2010

36 | Page