Form 10-Q
period 2010-03-31
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2010-05-20
CIK 29952

Unknown;6515b;

Form 10-Q NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM Filed: May 15, 2010 (period: March 31, 2010) Quarterly report which provides a continuing view of a company's financial position

Table of Contents

10-Q - NORTH AMERICAN GAMING AND ENTERAINMENT CORPORATION FORM 10-Q

PART I

ITEM 1.

FINANCIAL STATEMENTS 1

PART I

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 14

PART I

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 18

PART I

ITEM 4T.

CONTROLS AND PROCEDURES 18

PART II

Items 1 through 5 not applicable.

ITEM 6.

EXHIBITS 20

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4T.

CONTROLS AND PROCEDURES.

Items 1 through 5 not applicable.

ITEM 6.

EXHIBITS

SIGNATURES

EX-1 (EXHIBIT 31.1)

EX-2 (EXHIBIT 32.1)

Form 10-Q

NORTH AMERICAN GAMING & ENTERTAINMENT CORP - NAGM

Filed: May 15, 2010 (period: March 31, 2010)

Quarterly report which provides a continuing view of a company's financial position

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                         [ ] YES    [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the  latest   practicable  date: March 31,  2010: 28,716,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,	December 31,
2010	2009
(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 11,556	$ 27,279
Accounts receivable	1,373,365	1,098,386
Other current assets and prepayments	29,423	33,770

TOTAL CURRENT ASSETS	1,414,344	1,159,435

Property and equipment, net	191,534	200,690
Long term investment	292,985	292,903
Land use rights, net	17,017,327	17,115,077
Goodwill	3,338,178	3,337,249
Long term receivable	1,195,379	1,193,431
Deferred tax asset	207,408	218,602

TOTAL ASSETS	$ 23,657,155	$ 23,517,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses	$ 1,897,724	$ 1,882,945
Notes payable - related party	434,137	434,137
Due to related parties	4,004,918	3,996,369
Due to former stockholders	2,438,367	2,418,796
Deferred tax liability	254,477	214,948

TOTAL CURRENT LIABILITIES	9,029,623	8,947,195

STOCKHOLDERS' EQUITY

Series C convertible preferred stock ($0.01 par
value, 10,000,000 shares authorized, 500,000

shares issued and outstanding as of March 31, 2010

and December 31, 2009, preferential treatment
in distributions upon liquidation)	5,000	5,000

Common stock($0.01 per value, 200,000,000 shares

authorized, 46,288,552 and 41,788,552 shares issued,

28,716,058 and 24,216,058 shares outstanding as of
March 31, 2010 and December 31, 2009, respectively)	462,886	417,886

Additional paid-in capital	24,062,890	23,974,728
Treasury stock (17,572,494 shares, at cost)	(489,258)	(489,258)
Non-controlling interests	527,058	531,674

Accumulated deficits during the exploration stage	(13,442,346)	(13,366,785)

Accumulated other comprehensive income	3,501,302	3,496,947

TOTAL STOCKHOLDERS' EQUITY	14,627,532	14,570,192

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,657,155	$ 23,517,387

The accompanying notes  to the unaudited condensed consolidated financial statements are an integral part of these statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended March 31,

2010	2009	Accumulated

REVENUE

Rental of land use rights	$ 274,635	$ -	$ 1,372,507

OPERATING EXPENSES

General and administrative expenses	43,839	31,306	954,507
Legal and professional fees	59,489	11,007	604,308

Depreciation	9,211	9,464	111,457

Amortization of land use rights	102,500	102,379	1,275,674

Total Operating Expenses	215,039	154,156	2,945,946

INCOME (LOSS) FROM OPERATIONS	59,596	(154,156)	(1,573,439)

OTHER INCOME (EXPENSE)

Interest income	168	27	5,241
Interest expense	(332)	-	(13,717)
Imputed interest expense	(88,162)	(100,220)	(1,031,903)
Bad debt expense	-	-	(73,192)
Other expense	(733)	(271)	(36,825)

Total Other Expense	(89,059)	(100,464)	(1,150,396)

INCOME (LOSS) BEFORE INCOME TAX &

NON-CONTROLLING INTERESTS	(29,463)	(254,620)	(2,723,835)

DEFERRED INCOME TAX EXPENSE	(50,715)	-	(47,063)

NON-CONTROLLING INTERESTS	4,617	9,682	191,115

LOSS FROM CONTINUING OPERATIONS	(75,561)	(244,938)	(2,579,783)

DISCONTINUED OPERATIONS

Loss on disposal of subsidiary	-	-	(8,027,234)

NET LOSS	(75,561)	(244,938)	(10,607,017)

OTHER COMPREHENSIVE INCOME	4,355	17,110	3,496,947

COMPREHENSIVE INCOME (LOSS)	$ (71,206)	$ (227,828)	$(7,110,070)

NET LOSS PER SHARE

Basic	(0.0027)	(0.0101)
Diluted	(0.0001)	(0.0004)

Weighted average number of shares outstanding:

During the period - basic	27,966,058	24,216,058
During the period - diluted	636,966,058	633,216,058

The accompanying notes  to  the unaudited condensed consolidated financial statements are an integral part of these  statements.

NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,	Accumulated

2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (75,561)	$ (244,938)	$(2,579,783)
Net loss from discontinued operations	-	-	(8,027,234)

Total net loss	(75,561)	(244,938)	(10,607,017)

Adjusted to reconcile net loss to net cash used in

operating activities:

Loss on disposal of subsidiary	-	-	8,027,234

Depreciation	9,211	9,464	111,457

Amortization of land use rights	102,500	102,379	1,275,674

Imputed interest expenses	88,162	100,220	1,031,902
Bad debt provision	-	-	73,192
Deferred tax expense	50,715	-	47,063

Issuance of common stock for services	45,000	-	45,000

Non-controlling interests	(4,617)	(9,682)	(191,115)

Change of operating assets and liabilities in:

Accounts receivable	(274,635)	-	(1,372,507)

Other current assets and prepayments	4,356	(40,833)	224,930
Other payables and accrued expenses	14,256	(103,770)	189,281

Net cash used in operating activities	(40,613)	(187,160)	(1,144,906)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of note receivable	-	-	(133,000)
Purchase of property and equipment	-	(2,016)	(51,151)

Due from stockholder	-	-	25,584
Due from related parties	(1,616)	(11,343)	(1,438,910)

Acquisition of long-term investment	-	-	(1,310,532)
Net cash from discontinued operations	-	-	(1,406,430)

Net cash used in investing activities	(1,616)	(13,359)	(4,314,439)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution by stockholders	-	-	128,205
Proceeds from notes payable	-	-	573,146
Proceeds for recapitalization	-	-	(71,372)
Additional paid-in capital	-	-	(481,477)
Advances from stockholders	18,895	5,486	328,029
Advances from related parties	7,436	227,270	3,636,135
Investment from minority stockholders	-	-	(619,747)

Net cash provided by financing activities	26,331	232,756	3,492,919

EFFECT OF EXCHANGE RATES ON CASH	175	4,033	(87,997)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,723)	36,270	(2,054,423)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,279	23,961	2,065,978

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,556	$ 60,231	$ 11,556

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

The accounting policies  and methods of computation followed in these condensed consolidated  financial statements  are  the  same  as  those  applied  in  the consolidated financial statements for the year ended December 31, 2009.

In the opinion  of  management,  the unaudited condensed consolidated financial statements  contain  all  adjustments  (consisting  only  of  normal  recurring accruals)  considered necessary  to  present  fairly  the  Company's  financial position as  of March 31, 2010, the results of operations for the three  months periods  ended  March  31, 2010 and March 31, 2009, and cash flows  for  the  three month periods  ended  March  31,  2010  and March 31, 2009.  The  results  for  the  three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

These unaudited condensed consolidated financial  statements  should be read in conjunction with the Company's annual report on Form 10-K as  filed  with the Securities and Exchange Commission.

NOTE 2 ORGANIZATION

North  American  Gaming  and  Entertainment  Corporation ("North American") was incorporated under the laws of the State of Delaware  in  1969.  North American has had no operations or significant assets from incorporation through the year ended December 31, 2006 and until the set up of the Company in 2007.

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

On February 5, 2007, Chang Jiang entered  into  an agreement with a third party to  acquire  40%  of  the equity interest in Dongfang  Mining  Company  Limited ("Dongfang Mining") at a consideration of $3,117,267, payable in cash. Dongfang

Mining is engaged in the exploration of lead, zinc and gold for mining in Xian,PRC.

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

On  May  30,  2007,  amended to July 5, 2007, North  American  entered  into  a Material Definitive Agreement,  pursuant  to  which  the  shareholders of Chang Jiang exchanged all their shares in Chang Jiang for 500,000  shares of series C convertible  preferred  stock  ("series  C  shares")  in North American,  which carries the right of 1,218 votes per share and is convertible  into 609,000,000(pre a one for ten reverse split) common shares. North American  will  effect a one for ten reverse stock split after the closing of this transaction and  upon obtaining  regulatory  approval and approval of the North American shareholders and the holders will not convert its series C convertible preferred stock untilafter the completion of  the  reverse  stock  split.  In  connection  with  the exchange,  Chang Jiang will also deliver $370,000 to North American and certain non-affiliates  of  North  American  will  transfer  to  North  American or its designee  a total of 3,800,000 shares of common stock, par value of  $0.01  per share, of North  American  which  had been held for longer than 2 years by such non-affiliates, in exchange for the  issuance by North American to each of such non-affiliates of 2,250,000 shares of  common  stock  of North American. Issued and  outstanding  share  of  series  C preferred stock shall  automatically  be converted into that number of fully paid  and  non- assessable shares of common stock  based upon the conversion rate upon the filing  by  the  Company  of  an amendment  to  its  Certificate  of  Incorporation,  increasing  the  number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining & New Energy Co., Ltd. and implementing  a  one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon becomes a wholly owned subsidiary of North American.

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

North  American, Wah Bon, Tai Ping Yang, Chang Jiang and  Dongfang  Mining are hereafter referred to as the "Company".

The Company is  considered  to  be  an exploration stage company. This requires that information is presented to show  the  cumulative  results  of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers  itself  to have  become  an  exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the condensed consolidated statements of operations and comprehensive  loss  and  the condensed consolidated statements cash flows have been provided to show cumulative balances  from  March  22,  2007  through March 31, 2010.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying  unaudited condensed consolidated financial statements as of March 31, 2010 and  2009  include  the  unaudited  condensed  consolidated financial statements of North American, its 100% owned subsidiary Wah Bon, 100%

owned subsidiary  Tai  Ping  Yang,  97.2%  owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The non-controlling interests represent the minority shareholders' 2.8% and 40% share of the results  of  Chang  Jiang  and Dongfang Mining, respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 COMMITMENTS AND CONTINGENCIES

(A)Capital commitments

The Company's cash balances with financial institutions in the U.S are insured up to FDIC limits.

In August 2008, the Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shaanxi Province.  The total amount of the project is $323,018, of which $146,943 was paid before March 31, 2010.  The remaining $176,075 is expected to be paid before the end of  2010.

 (B)Operating lease commitments

The prior headquarters had a rental lease of approximately $3,500 (RMB25,000) per month, from June, 2006 to January, 2009.  The current headquarters office was located in the Xinhui Mansion, Gaoxin Road, High-Tech Zone, Xi’An,PRC with the rental lease from February, 2009 to January, 2011 at a rental rate $11,029 per year.

The rental expense of headquarters for the three months ended March 31, 2010 and 2009 was $2,757 and $5,338, respectively.

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

There are no preferred dividends in arrears as of March 31, 2010.

No called or redeemed conditions were prescribed for the preferred stock.

On January 10 and 21, 2010, the Company issued 4,500,000 shares of common stock to 2 persons, Mr. Donald R. Monroe and Mr. Stanley F. Wilson. Each individual now holds 2,250,000 of pre-split outstanding common stock upon the issuance of the stock. It is the arrangement of signed agreement concerning the exchange of common stock.

NOTE 6 RELATED PARTY TRANSACTIONS

The related parties owed the Company $1,195,379 as of March 31, 2010, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,438,367 to two former stockholders  of  Chang  Jiang  as of March  31,  2010,  for  advances  with no stated interest rates, made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 5.94%

per annum on the amounts due.

The Company owed a total of $4,004,918  to related parties as of March 31, 2010, for the advances with no stated interest rates, that were made on an unsecured basis and repayable on demand.  Interest  was imputed at a rate of 5.94% per annum on the amount due.

The  related  parties  owed  the Company $1,193,431 as  of  December  31,  2009, for advances made  on  an unsecured basis, repayable on demand and interest free.

The Company owed $2,418,796 to  two  former  stockholders of Chang Jiang as of December 31, 2009 for advances made on an unsecured  basis, repayable on demand and interest free. Imputed interest was charged at 6.47 % per  year  on the amounts due.

The  Company  owed $3,996,369 to related parties as of December  31,  2009 for advances  made  on an unsecured  basis,  repayable  on  demand and interest free.  Imputed interest was charged at 6.47% per year on the amount due.

Total  imputed  interest  recorded  as  additional paid-in capital amounted  to $88,162 and $100,220 for the three months  ended  March  31, 2010 and 2009,respectively.

100% of the Company’s accounts receivable balance of $1,373,365 and $1,098,386 at March 31, 2010 and December 31, 2009, respectively, was from a related party.

100% of the Company’s revenue earned during the three months ended March 31, 2010 was from a related party.

NOTE 7 SEGMENTS REPORTING

The  Company operated in two reportable segments (mining and real estate)for the three months ended March 31,2010.

The   Company evaluates segment performance based on income from operations.  As a  result, the components of operating income for one segment may not be comparable to  another segment.

Segments key financial information for the three months ended March 31, 2010 and 2009 is as follows:

Real Estate

Mining

Total

-----------

----------

-----------

For the three months ended March 31,2010

Revenue

$ 274,635

$0

$ 274,635

Income (loss) from continuing operations before

  Income tax expense and minority interests

112,854

(142,317)

(29,463)

Depreciation of fixed assets

0

9,211

9,211

Amortization of intangible assets

102,500

0

102,500

Imputed interest expense

0

88,162

88,162

Interest income

0

168

168

Deferred income tax gain (expense)

(53,745)

3,030

(50,715)

Land use rights, net

17,017,327

0

17,017,327

Total identifiable assets

$18,598,100

$5,059,055

$23,657,155

For the three months ended March 31,2009

Revenue

$ 0

$ 0

$ 0

Loss from continuing operations before income

  tax expense and minority interests

(102,379)

(152,241)

(254,620)

Depreciation of fixed assets

0

9,464

9,464

Amortization of intangible assets

102,379

0

102,379

Imputed interest expense

0

100,220

100,220

Interest income

0

27

27

Deferred income tax gain (expense)

0

0

0

Land use rights, net

17,402,909

0

17,402,909

Total identifiable assets

$17,402,909

$5,950,261

$23,351,170

All  of the Company's long-lived assets are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2010 and 2009, 100% of the Company's business and assets were located in the PRC.

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

NOTE 10 GOING CONCERN

As reflected in  the  accompanying  condensed consolidated  financial statements, the

Company  has  an  accumulated  deficit  during  the  exploration  stage  of $13,397,346 at March 31, 2010, which included a net  loss  of  $75,561 for  the  three months  ended  March 31, 2010. The Company's current liabilities exceeded its current assets  by  $7,615,279  and  the  Company  used  cash in operations  of  $40,613.  These  factors raise  doubt about its ability to continue as a going concern.   In  view of the matters described above,  recoverability  of a major portion of the  recorded  asset  amounts shown in the accompanying  condensed consolidated  balance  sheets  is  dependent upon continued  operations of the Company, which in turn is dependent  upon  the Company's ability to raise additional capital, obtain financing and succeed in its future  operations.   The condensed consolidated financial  statements  do not include any adjustments relating to the recoverability and classification  of recorded asset  amounts  or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management  has  taken   steps   to  revise  its  operating  and  financial requirements, which it believes are  sufficient to provide the Company with the ability to continue as a going concern.  Though the Company began to generate revenue in 2009, the Company is actively pursuing additional funding and strategic partners,  which  would  enhance stockholders'  investments.  Management  believes that the above actions  will  allow  the  Company  to continue operations through the next nine months.

NOTE 11 THE INVESTMENT

In September 2008, the Company, along with Shaanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named  Shaanxi  Changjiang  Power & New Energy  Co., Ltd.(“Changjiang power”).  The Company  owns  a 20% share of the registered capital of Changjiang power while Changfa owns the remaining 80% share, when all the capital was contributed. According to the contract, the Changfa shall contribute capital until the end of 2011. At March 31, 2010, the net asset was rmb6,586,417 ($964,859), which means the Company held 31% share of the Changjiang Power. Practically, the  Company  has significant  influence  on  Changjiang Power as it has assigned finance and other directors in Changjiang Power.  The Company has recorded this investment under the equity method. Changjiang Power had no revenue for  the three months ended March 31,2010 and since the expense of $1,317 was immaterial, no adjustment has been made.  As of March 31, 2010 and December 31,2009, the balance of this investment was $292,985 and $292,903, respectively.

The information of Changjiang Power is shown as follows:

March 31,2010

December 31,2009

Current assets

$280,888

$282,126

Non current assets

682,654

682,465

Current liabilities

0

0

Net assets

963,542

964,591

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

The following discussion and analysis  should  be  read in conjunction with our consolidated financial statements and the related notes  thereto  as filed with the SEC and other financial information contained elsewhere in this Form 10-Q.

OVERVIEW

We operate in two segments. We are an exploration stage mining company although we have had no mining revenues  and  do not  expect  mining revenues  until  we begin the process of extracting minerals which will not start until 2010, if at  all.  We  have sustained considerable losses from our exploration and other activities to date.

Effective  August  20, 2001, the Company sold its  interests  in  video  gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash.  As  a  result,  the Company had no on-going operations or revenues.  At that time£¬ the Company was a  "shell"  as  defined by Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act. Its only activity was to explore for acquisition opportunities and the financing  required buying and supporting an operating business.

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

Goodwill  is  not  amortized  but  is  supposed to be tested  for impairment. The  Company is going to perform an assessment on goodwill arising from  the  acquisition  of Dongfang Mining as the price of non-ferrous metals are going down and the whole industry are stagnant comparing with that of 2007 when the the goodwill was recorded. We cannot conclude that there was no impairment to the carrying value of the goodwill in this reporting period.

We have exploration rights for a 61.27 sq.km parcel in the  Jiao  Shan Zhai Mining Area, located in Xunyang County in the Shaanxi Province of China.  Our land use rights  are  amortized  over  fifty years of the term of the leases.   We  have performed  tests  on the site but  we  have  not  begun  mining  activity. We originally planned  to  participate in constructing  a theme park business on the parcel, but have delayed those plans while we direct  our resources on the mining opportunities. We have decided to lease out our land use right to Huanghe wet land park Co.Ltd.  Therefore we can focus our management in the mining segment.

    The following is a summary of land use rights at March 31, 2010:

Cost

 $ 19,170,121

Less: accumulated amortization

2,152,794

Land use rights, net

17,017,327

The  land use rights are amortized over fifty years of the term of leases. The amortization expense for the three months ended March 31, 2010 and 2009 was $102,500 and 102,379, respectively.

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

As reflected in the accompanying condensed consolidated financial statements, the Company has  an  accumulated  deficit  during  the  exploration stage of $13,397,346 at March 31, 2010, which includes a net loss of  $75,561  for  the three months  ended March 31, 2010. The Company's current liabilities exceed its current  assets by  $7,615,279  and  the  Company  used  cash of $40,613 in operations. These factors  raise  substantial doubt about its ability  to  continue  as  a  going concern.  In view  of  the  matters  described above, recoverability of a major portion of the recorded asset amounts  shown  in  the accompanying consolidated balance sheet is dependent upon continued operations  of  the company, which in turn  is  dependent  upon  the  Company's ability to raise additional  capital,

obtain  financing  and  succeed  in  its   future  operations.   The  financial statements do not include any adjustments relating  to  the  recoverability and classification  of  recorded  asset  amounts  or amounts and classification  of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

To  date  we  have  financed our activities from loans  received  from  related parties. Until we begin  to  generate mining revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans  for  the next twelve (12) months, although we have made cumulated revenue of $1,372,507 till the end of March 31,2010.  Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or  obtain sufficient capital to complete its plan of operations for  the  next nine (9) months.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.  Overall,  we  had  an increase in net loss of $23,473 for  the  three months ended March 31, 2010.  During  the  three  months ended March 31, 2010, we had net cash used in operating activities of  $40,613,  net cash used in  investing  activities  of  $1,616  and  net  cash  provided by financing activities of $26,331.  At March 31, 2010, our cash balance  was  $11,556, as compared to $ 27,279 at the end of December 2009. This was an decrease  of $15,723, or approximately 58%.

CASH   FLOWS  FROM  OPERATING  ACTIVITIES.  Net  cash  used  in  operating activities of  $40,613  for  the  three  months  ended  March  31, 2010 was primarily  attributable  to  the  net loss from operations. The adjustments  to reconcile the net loss to net cash,  included  depreciation expense of $9,211, amortization  of  land  use  rights of $102,500, imputed  interest  expense  of $88,162, adjustment for non-controlling  interests  of  $4,617, a deferred tax expense of $50,715, an increase of account receivable of $274,635, a  decrease  in current   assets  and  prepayments  of  $4,356  and  an  increase  in  other payables and accrued expenses of $14,256.

CASH  FLOWS   FROM  INVESTING  ACTIVITIES.  Net  cash  used  in  investing activities of $1,616  for  the  three  months  ended  March  31,  2010  was all attributable to the $1,616 from related parties.

CASH  FLOWS  FROM  FINANCING ACTIVITIES. Net cash of $26,331 provided by financing activities in the  three months ended March 31, 2010 was primarily due to the $18,895 and $7,436  increases  of  due  to  shareholder  and due to related parties, respectively.

FINANCING.  Though we have generated the cumulated rental revenues of $1,372,507 as of March 31, 2010, we are still considered an exploration stage company. We ended the first quarter of 2010 with $11,556 of  cash  and  equivalents on our balance sheet. Given our current  cash  usage rate, a risk exists  that our available cash on hand and the cash we anticipate generating  from operating  activities  will  be  insufficient  to  sustain  our operations.   Our auditors have expressed substantial concern as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS.  Comparison  of  the three months ended March 31, 2010, to  the  three  months ended March 31, 2009:

Operating Expense

The Company recorded  an  operating  profit of $59,596 for the three months ended March 31, 2010 compared to a loss  of $154,156 for the three months ended March 31, 2009.  The profit was comprised of rental of land use right of $274,635, during the three months ended March 31,2010, compared to $0 during the three months ended March 31,2009; general and administrative costs of  $43,839  during  the three months ended March  31,  2010,  compared  to general  and administrative  costs  of  $31,306  for  the  three  months  ended March  31,  2009.  Legal and professional fees increased to $59,489 for the three months ended March  31,  2010,  which  was  the  costs  of  the audit and other professional services.  Depreciation  was  $9,211  for  the  three  months ended March 31, 2010  as compared to $ 9,464 for the three months ended  March  31, 2009.  Land use rights amortization was $102,500 for the three months ended March 31, 2010.

Other Income (Expense)

Other  expense decreased from $100,464 for the three months ended March  31, 2009 to  $89,059  for  the  three  months ended March 31, 2010. The Company incurred interest expense of $168 for the three months ended March 31, 2010, compared  to $27 for the three months  ended  March  31,  2009.  Imputed interest expense  decreased  from  $100,220 for the three months ended March 31,2009 to $88,162 for the three months  ended March 31, 2010. The decrease in imputed interest expense is due to the interest rate applied decrease from 7% to 5.94%.

Net Loss

The  net  loss  for the three months ended March 31, 2010  was  $75,561  as compared to a net  loss  of  $244,938 for the three months ended March 31,2009. The decrease of loss for  the three months ended March 31, 2010 mainly came from the increase of $274,635 in rental revenue compared with the three months ended March 31, 2009.

Other Comprehensive Income

The exchange rate was stable during  the  three months ended March 31, 2010, and only $4,355 of foreign exchange gain  was  recorded  for  the three months ended March 31, 2010. We converted the report in RMB to that  in USD by the exchange  rate at March 31, 2010, (i.e. 6.8263 for the condensed consolidated balance sheet  at  March  31, 2010) and by the average exchange rate of the three  months  (i.e.  6.8273  for  the   condensed  consolidated  statement  of

operations and comprehensive loss for the period ended March 31, 2010). But the equity items in balance sheet apply the historical exchange rate.

As a result, the difference after the translation  was concluded to be recorded as foreign exchange translation losses in the condensed consolidated balance sheets.

Comprehensive Loss

The  comprehensive  loss  for  the  three months ended March  31,  2010  was $71,206, as compared to a comprehensive  loss of $227,828  for  the three months ended March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

As  of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated  the  effectiveness  of  the  design  and  operation  of  (i)  our disclosure  controls  and  procedures  ("Disclosure  Controls"),  and  (ii) our internal   control   over   financial  reporting  ("Internal  Controls").  This evaluation ("Evaluation") was  performed  by  our President and Chief Executive Officer for the quarter ended March 31, 2010,  Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ended March 31, 2010. In this section, we present the conclusions of our CEO based on and as of the date of the evaluation,  (i)  with  respect  to  the  effectiveness  of our Disclosure

Controls,  and  (ii)  with respect to any change in our Internal Controls  that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

Our auditors, Brock, Schechter & Polakoff,  LLP,  an independent registered public accounting firm, reported to management on system deficiencies that constituted material weaknesses and significant deficiencies in the internal controls of the Company.  The material weaknesses identified related to a lack on an independent board of directors and a lack of an independent audit committee to oversee the financial reporting process.  The significant deficiency identified related to the Company not having sufficient knowledge of the necessary disclosures required under U.S. generally accepted accounting principles.

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

Limitations on the Effectiveness of Controls

Our  management  does  not  expect that our Disclosure Controls or our Internal Controls will prevent all error  and all fraud. A control system, no matter how  well developed and operated, can provide  only  reasonable,  but  not  absolute assurance  that  the  objectives  of  the  control system are met. Further, the design of the control system must reflect the  fact  that  there  are  resource constraints, and the benefits of controls must be considered relative to  their costs.  Because  of  the  inherent  limitations  in  all  control  systems,  no evaluation  of  controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations  include  the realities that judgments in decision –making can  be faulty, and that breakdowns  can  occur  because  of  simple  error  or mistake.  Additionally,  controls can be circumvented by the individual acts of some persons, by collusion  of two or more people, or by management override of the control. The design of a  system  of  controls  also  is based in part upon certain assumptions about the likelihood of future events,  and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.  Over  time, control may become inadequate because  of  changes  in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because  of  the  inherent  limitations  in  a  cost-effective control  system,  misstatements  due  to  error or fraud may occur and  not  be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure  Controls  and Internal Controls included  a  review  of  the  controls'  (i)  objectives,  (ii)  design,  (iii) implementation,  and  (iv)  the  effect  of  the  controls  on  the information generated  for  use in this quarterly report. In the course of the  Evaluation, the CEO and CFO sought  to  identify  data  errors,  control  problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation  is done on a quarterly basis so that the conclusions concerning the effectiveness  of  our controls  can  be  reported  in our quarterly reports on Form 10-Q and annual reports  on  Form  10-K.  The  overall  goals  of  these  various  evaluation  activities are to monitor our Disclosure  Controls  and  our Internal Controls, and  to  make  modifications  if and as necessary. Our external  auditors  also review Internal Controls in connection  with their audit and review activities. Our  intent in this regard is that the Disclosure  Controls  and  the  Internal Controls   will  be  maintained  as  dynamic  systems  that  change  (including improvements and corrections) as conditions warrant.

Among other  matters,  we  sought  in our Evaluation to determine whether there were  any  significant deficiencies or  material  weaknesses  in  our  Internal Controls, which  are  reasonably  likely  to  adversely  affect  our ability to record, process, summarize and report financial information, or whether  we had identified any acts of fraud, whether or not material, involving management  or  other  employees  who  have  a  significant role in our Internal Controls. This information was important for both  the  Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item  5,  require that the CEO and CFO disclose  that  information  to  our  Board  (audit  committee),   and  to  our independent auditors, and to report on related matters in this section  of  the quarterly   report.  In  the  professional  auditing  literature,  "significant deficiencies"  are  referred  as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. These are control issues that could have significant adverse  affect  on  the ability to record, process,  summarize  and report financial data in the financial  statements.  A "material weakness" is  defined  in  the  auditing literature as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We also sought to deal with other controls matters  in  the  Evaluation, and in each case, if a problem was identified; we considered  what  revisions,   improvements   and/or  corrections  to  make  in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the deficiencies identified by our auditors were not mitigated during the quarter ended March 31, 2010 and material weaknesses and significant deficiencies existed as of March 31, 2010.  Other than the deficiencies identified by our auditor, our disclosure controls  and procedures are designed to provide reasonable assurance of achieving our objectives.  Our  CEO  and CFO have  concluded  that  our disclosure controls and procedures are effective  at that reasonable assurance level to ensure that material information relating to the  Company  is  made  known   to  management,  including  the  CEO  and  CFO, particularly during the period when  our  periodic  reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable  assurance  that  our  financial  statements  are  fairly  presented in conformity  with  accounting  principles  generally accepted  in  the  United States. Additionally, there has been no change  in  our  Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Forward Looking Statements

Certain  statements  contained  in  this  Report  on  Form  10-Q,   including statements  of  the  Company's  current  expectations,  intentions,  plans  and beliefs,   and  statements  containing  the  words  "believes",  "anticipates," "estimates,"  "expects,"  or "may," are forward- looking statements, as defined in Section 21D of the Securities  Exchange  Act  of  1934. Such forward-looking statements  involve  known and unknown risk, uncertainties  and  other  factors which may cause the actual  results, performance, timing or achievements of the Company to be materially different  from  any  results,  performance, timing or achievements expressed or implied by such forward-looking statements.

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

May 15, 2010

/s/ Chen Weidong, President

---------------------------

Chen Weidong,

President and Chief Executive Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)