Form 10-Q
period 2010-06-30
NORTH AMERICAN GAMING & ENTERTAINMENT CORP
filed 2010-08-17
CIK 29952

Form 10-Q CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD - CHJI Filed: August 15, 2010 (period: June 30, 2010) Quarterly report which provides a continuing view of a company's financial position

Table of Contents

10-Q – CHINA CHANGJIANG MINING & NEW ENERGY CORPORATION FORM 10-Q

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

ITEM 4T.

CONTROLS AND PROCEDURES.

Items 1 through 5 not applicable.

ITEM 6.

EXHIBITS

SIGNATURES

EX-1 (EXHIBIT 31.1)

EX-2 (EXHIBIT 32.1)

Form 10-Q

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD - CHJI

Filed: August 15, 2010 (period: June 30, 2010)

Quarterly report which provides a continuing view of a company's financial position

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from       to

Commission File No. 000-05474

             CHINA CHANGJIANG MINGING & NEW ENERGY CO., LTD

                 Nevada                           75-2571032

        -------------------------------     ---------------------------------

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

                         [ ] YES    [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the  latest   practicable  date: June 30,  2010: 28,716,058

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 9,759	$ 27,279
Accounts receivable	1,656,629	1,098,386
Other current assets and prepayments	31,482	33,770
TOTAL CURRENT ASSETS	1,697,870	1,159,435

Property and equipment, net	183,272	200,690
Long term investment	294,512	292,903
Land use rights, net	17,002,987	17,115,077
Goodwill	3,355,579	3,337,249
Long term receivable	1,205,788	1,193,431
Deferred tax asset	222,377	218,602

TOTAL ASSETS	$ 23,962,385	$ 23,517,387

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accrued expenses	$ 1,979,225	$ 1,882,945
Notes payable - related party	434,137	434,137
Due to related parties	4,078,861	3,996,369
Due to former stockholders	2,451,078	2,418,796
Deferred tax liability	238,048	214,948
TOTAL CURRENT LIABILITIES	9,181,349	8,947,195

STOCKHOLDERS' EQUITY
Series C convertible preferred stock ($0.001 par
value, 10,000,000 shares authorized, 500,000
shares issued and outstanding as of June 30, 2010
and December 31, 2009, preferential treatment
in distributions upon liquidation)	5,000	5,000

Common stock($0.001 par value, 200,000,000
shares authorized, 46,288,552 and 41,788,552 shares issued,
28,716,058 and 24,216,058 shares outstanding as of
June 30, 2010 and December 31, 2009, respectively)	462,886	417,886

Additional paid-in capital	24,151,876	23,974,728
Treasury stock (17,572,494 shares, at cost)	(489,258)	(489,258)
Non-controlling interests	528,806	531,674
Accumulated deficits during the exploration stage	(13,458,582)	(13,366,785)
Accumulated other comprehensive income	3,580,308	3,496,947
TOTAL STOCKHOLDERS' EQUITY	14,781,036	14,570,192

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,962,385	$ 23,517,387

The accompanying notes  to the unaudited condensed consolidated financial statements are an integral part of these statements.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the six months ended June 30		Accumulated	For the three months ended June 30
	2010	2009		2010	2009
REVENUE
Rental of land use rights	$ 550,022	$ -	$ 1,647,894	$ 275,387	$ -

OPERATING EXPENSES
General and administrative expenses	80,866	84,086	991,534	37,027	52,780
Legal and professional fees	88,338	57,509	633,157	28,849	46,502
Depreciation	18,447	18,665	120,693	9,236	9,201
Amortization of land use rights	205,281	204,778	1,378,455	102,781	102,399
Total Operating Expenses	392,932	365,038	3,123,839	177,893	210,882

INCOME (LOSS) FROM OPERATIONS	157,090	(365,038)	(1,475,945)	97,494	(210,882)

OTHER INCOME (EXPENSE)
Interest income	174	77	5,247	6	50
Interest expense	(506)	(139)	(13,891)	(174)	(139)
Imputed interest expense	(177,148)	(178,406)	(1,120,889)	(88,986)	(78,186)
Bad debt expense	-	-	(73,192)	-	-
Other expense	(733)	(3,197)	(36,825)	-	(2,926)
Total Other Expense	(178,213)	(181,665)	(1,239,550)	(89,154)	(81,201)

INCOME (LOSS) BEFORE INCOME TAX &
NON-CONTROLLING INTERESTS	(21,123)	(546,703)	(2,715,495)	8,340	(292,083)

DEFERRED INCOME TAX EXPENSE	(76,434)	-	(72,782)	(25,719)	-
NON-CONTROLLING INTERESTS	5,761	72,324	192,259	1,144	62,642

LOSS FROM CONTINUING OPERATIONS	(91,796)	(474,379)	(2,596,018)	(16,235)	(229,441)

DISCONTINUED OPERATIONS
Loss on disposal of subsidiary	-	-	(8,027,234)	-	-

NET LOSS	(91,796)	(474,379)	(10,623,252)	(16,235)	(229,441)

OTHER COMPREHENSIVE INCOME	83,361	(73,411)	3,496,947	79,006	(90,521)

COMPREHENSIVE INCOME (LOSS)	$ (8,435)	$ (547,790)	$(7,126,305)	$ 62,771	$ (319,962)

NET LOSS PER SHARE
Basic	(0.0032)	(0.0196)		(0.0006)	(0.0095)
Diluted	(0.0001)	(0.0007)		(0.0000)	(0.0004)

Weighted average number of shares outstanding:
During the period - basic	28,341,058	24,216,058		28,716,058	24,216,058
During the period - diluted	637,341,058	633,216,058		637,716,058	633,216,058

The accompanying notes  to  the unaudited condensed consolidated financial statements are an integral part of these  statements.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30		Accumulated
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (91,796)	$(570,124)	$(2,596,017)
Net loss from discontinued operations	-	-	(8,027,234)
Total net loss	(91,796)	(570,124)	(10,623,251)

Adjusted to reconcile net loss to net cash used in
operating activities:
Loss on disposal of subsidiary	-	-	8,027,234
Depreciation	18,447	18,665	120,693
Amortization of land use rights	205,281	204,778	1,378,455
Imputed interest expenses	177,148	178,406	1,120,888
Bad debt provision	-	-	73,192
Deferred tax expense	76,434	-	72,782
Non-controlling interests	(5,761)	(72,324)	(192,259)
Issuance of common stock for services	45,000	-	45,000
Change of operating assets and liabilities in:
Accounts receivable	(550,702)	-	(1,648,574)
Other current assets and prepayments	2,467	77,700	223,041
Other payables and accrued expenses	85,703	(242,257)	260,728
Net cash used in operating activities	(37,779)	(405,156)	(1,142,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	-	-	(133,000)
Purchase of property and equipment	-	(2,050)	(51,151)
Due from stockholder	-	-	25,584
Due from related parties	(5,786)	(13,196)	(1,443,080)
Acquisition of long-term investment	-	-	(1,310,532)
Net cash from discontinued operations	-	-	(1,406,430)
Net cash used in investing activities	(5,786)	(15,246)	(4,318,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	-	128,205
Proceeds from notes payable	-	-	573,146
Proceeds for recapitalization	-	-	(71,372)
Additional paid-in capital	-	-	(481,477)
Advances from stockholders	18,945	5,487	328,079
Advances from related parties	60,376	468,568	3,689,075
Investment from minority stockholders	-	-	(619,747)
Net cash provided by financing activities	79,321	474,055	3,545,909

EFFECT OF EXCHANGE RATES ON CASH	(53,276)	(9,043)	(141,448)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,520)	44,610	(2,056,219)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,279	23,961	2,065,978
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,759	$ 68,571	$ 9,759

The  accompanying notes to the unaudited condensed consolidated  financial statements are an integral part of these statements.

ORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

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

In the opinion  of  management,  the unaudited condensed consolidated financial statements  contain  all  adjustments  (consisting  only  of  normal  recurring accruals)  considered necessary  to  present  fairly  the  Company's  financial position as  of June 30, 2010, the results of operations for the six  months periods  ended  June  30, 2010 and June 30, 2009, and cash flows  for  the  six  months  periods  ended  June  30,  2010  and  June 30, 2009.  The  results  for  the  six months periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

These unaudited condensed consolidated financial  statements  should be read in conjunction with the Company's annual report on Form 10-K as  filed  with the Securities and Exchange Commission.

NOTE 2 ORGANIZATION

China Changjiang Mining & New Energy Co., Ltd ("China Changjiang") was incorporated under the laws of the State of Nevada in  September 2008.  China Changjiang has had no operations or significant assets from incorporation through the period ended June 30, 2010.  It took the place of North American(NAGM) as the Name of Group listed in Otcbb on August 2nd 2010.

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

The  Company  was  reincorporated  from  the  state of Delaware to the state of Nevada with the intent to effect a statutory merger of the Delaware corporation "North American Gaming and Entertainment Corporation",  into China Changjiang  and  to  swop  all  issued  and  outstanding  shares  in  the  Delaware corporation  for  comparable  shares in China Changjiang and dissolve the Delaware corporation.  Up to the present, the statutory merger is in progress.

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

China Changjiang, North  American, Wah Bon, Tai Ping Yang, Chang Jiang and  Dongfang  Mining are hereafter referred to as the "Company".

The Company is  considered  to  be  an exploration stage company. This requires that information is presented to show  the  cumulative  results  of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers  itself  to have  become  an  exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the condensed consolidated statements of operations and comprehensive  loss  and  the condensed consolidated statements cash flows have been provided to show cumulative balances  from  March  22,  2007  through June 30, 2010.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying  unaudited condensed consolidated financial statements as of June 30, 2010 and  2009  include  the  unaudited  condensed  consolidated financial statements of China Changjiang, North American, its 100% owned subsidiary Wah Bon, 100% owned subsidiary  Tai  Ping  Yang,  97.2%  owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The non-controlling interests represent the minority shareholders' 2.8% and 40% share of the results  of  Chang  Jiang  and Dongfang Mining, respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 COMMITMENTS AND CONTINGENCIES

The Company's cash balances with financial institutions in the U.S are insured up to FDIC limits.

In August 2008, the Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shaanxi Province.  The total amount of the project is $323,018, of which $146,943 was paid before June 30, 2010.  The remaining $176,075 is expected to be paid before the end of  2010.

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

There are no preferred dividends in arrears as of June 30, 2010.

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

NOTE 6 RELATED PARTY TRANSACTIONS

The related parties owed the Company $1,205,788 as of June 30, 2010, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,451,078 to two former stockholders  of  Chang  Jiang  as of June  30,  2010,  for  advances  with no stated interest rates, made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 5.94%

per annum on the amounts due.

The Company owed a total of $4,078,861  to related parties as of June 30, 2010, for the advances with no stated interest rates, that were made on an unsecured basis and repayable on demand.  Interest  was imputed at a rate of 5.94% per annum on the amount due.

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

Total  imputed  interest  recorded  as  additional paid-in capital amounted  to $88,986 and $78,186  for the three  months  ended  June  30, 2010 and 2009,respectively.

100% of the Company’s accounts receivable balance of $1,656,629 and $1,098,386 at June 30, 2010 and December 31, 2009, respectively, was from a related party.

100% of the Company’s revenue earned during the six months ended June 30, 2010 was from a related party.

NOTE 7 SEGMENTS REPORTING

The  Company operated in two reportable segments (mining and real estate)for the six months ended June 30,2010.

The  Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to  another segment.

Segments key financial information for the six months ended June 30, 2010 and 2009 is as follows:

Real Estate

Mining

Total

-----------

----------

-----------

For the six months ended June 30, 2010

Revenue

$ 550,022

$ 0

$ 550,022

Income (loss) from continuing operations before

  Income tax expense and minority interests

236,662

(257,785)

(21,123)

Depreciation of fixed assets

0

18,447

18,447

Amortization of intangible assets

205,281

0

205,281

Imputed interest expense

0

177,148

177,148

Interest income

0

174

174

Deferred income tax gain (expense)

(169,251)

92,817

(76,434)

Land use rights, net

17,002,987

0

17,002,987

Total identifiable assets

$18,659,616

$5,302,769

$ 23,962,385

For the six months ended June 30, 2009

Revenue

$ 0

$ 0

$ 0

Loss from continuing operations before income

  tax expense and minority interests

(204,778)

(341,925)

(546,703)

Depreciation of fixed assets

0

18,665

18,665

Amortization of intangible assets

204,778

0

204,778

Imputed interest expense

0

178,406

178,406

Interest income

0

77

77

Deferred income tax gain (expense)

0

0

0

Land use rights, net

17,310,668

0

17,310,668

Total identifiable assets

$17,310,668

$5,836,154

$23,146,822

All  of the Company's long-lived assets are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8 CONCENTRATIONS AND RISKS

During the six months ended June 30, 2010 and 2009, 100% of the Company's business and assets were located in the PRC.

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

NOTE 10 GOING CONCERN

As reflected in  the  accompanying  condensed consolidated  financial statements, the

Company  has  an  accumulated  deficit  during  the  exploration  stage  of $13,458,582 at June 30, 2010, which included  a net  loss  of  $91,796  for  the six  months  ended  June 30, 2010. The Company's current liabilities exceeded its current assets  by  $7,483,479  and  the  Company  used  cash in operations  of  $37,779.  These  factors raise  doubt about its ability to continue as a going concern.   In  view of the matters described above,  recoverability  of a major portion of the  recorded  asset  amounts shown in the accompanying  condensed consolidated  balance  sheets  is  dependent upon continued  operations of the Company, which in turn is dependent  upon  the Company's ability to raise additional capital, obtain financing and succeed in its future  operations.   The condensed consolidated financial  statements  do not include any adjustments relating to the recoverability and classification  of recorded asset  amounts  or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management  has  taken   steps   to  revise  its  operating  and  financial requirements, which it believes are  sufficient to provide the Company with the ability to continue as a going concern.  Though the Company began to generate revenue in 2009, the Company is actively pursuing additional funding and strategic partners,  which  would  enhance stockholders'  investments.  Management  believes that the above actions  will  allow  the  Company  to continue operations through the next six months.

NOTE 11 THE INVESTMENT

In September 2008, the Company, along with Shaanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named  Shaanxi  Changjiang  Power & New Energy  Co., Ltd.(“Changjiang power”).  The Company  owns  a 20% share of the registered capital of Changjiang power while Changfa owns the remaining 80% share, when all the capital was contributed. According to the contract, the Changfa shall contribute capital until the end of 2011. At June 30, 2010, the net asset was rmb6,574,442 ($968,254), which means the Company held 31% share of the Changjiang Power. Practically, the  Company  has significant  influence  on  Changjiang Power as it has assigned finance and other directors in Changjiang Power.  The Company has recorded this investment under the equity method. Changjiang Power had no revenue for  the six months ended June 30,2010 and since the expense of $1,764 was immaterial, no adjustment has been made.  As of June 30, 2010 and December 31,2009, the balance of this investment was $294,512 and $292,903, respectively.

The information of Changjiang Power is shown as follows:

June 30, 2010

December 31, 2009

Current assets

$ 281,950

$  282,126

Non current assets

686,304

682,465

Current liabilities

0

0

Net assets

968,254

964,591

NOTE 12  SUBSEQUENT EVENTS

China Changjiang had tried to co-operate with third parties in exploration and mining business. In July 2010, the Company reached an agreement with a company named Shanxi Western Mining & Energy Co., Ltd in exploring and mining a 8.68 square kilometer digging area. In the agreement, the Company agreed to offer the exploration management, original exploring material, and mining data information. Shanxi Western Mining & Energy Co., Ltd promised to provide digging service. The output of the digging belongs to the Shanxi Western Mining & Energy Co., Ltd, but the Company shall be paid approximately $4,418,000 (rmb30,000,000) in the first year, and a 20%, 30%, 40% and 50% increase, based on the $4,418,000 (rmb30,000,000) for the following four years.

Financial Industry Regulatory Authority(FINRA) approved the changes for China Changjiang on July 30,2010.The approved changes includes 1)Changed the Listing Group name from NORTH AMERICAN GAMING AND ENTERTAINMENT CORPORATION to CHINA CHANGJIANG MINING & NEW ENERGY CO.,LTD, effective on August 2nd. 2)Changed the symbol from NAGM TO CHJI.3)Confirmed the 10 for 1 common stock reverse split. Up to present, the changes of name and symbol have taken effect. But the changes of capital structure, including the said 10 for 1 reverse split, are still under way and the effects have not been shown in the accompanying condensed consolidated financial statements as of June 30, 2010.

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

Effective  August  20, 2001, the Company sold its  interests  in  video  gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash.  As  a  result,  the Company had no on-going operations or revenues.  At that time， the Company was a  "shell"  as  defined by Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act. Its only activity was to explore for acquisition opportunities and the financing  required buying and supporting an operating business.

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

    The following is a summary of land use rights at June 30, 2010:

Cost

$ 19,270,053

Less: accumulated amortization

2,267,066

Land use rights, net

17,002,987

The  land use rights are amortized over fifty years of the term of leases. The amortization expense for the six months ended June 30, 2010 and 2009 was $205,281 and 204,778, respectively.

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

As reflected in the accompanying condensed consolidated financial statements, the Company has  an  accumulated  deficit  during  the  exploration stage of $13,458,582 at June 30, 2010, which includes a net loss of  $91,796  for  the six  months  ended June 30, 2010. The Company's current liabilities exceed its current  assets by  $7,483,479  and  the  Company  used  cash of $37,779 in operations. These factors  raise  substantial doubt about its ability  to  continue  as  a  going concern.  In view  of  the  matters  described above, recoverability of a major portion of the recorded asset amounts  shown  in  the accompanying consolidated balance sheet is dependent upon continued operations  of  the company, which in turn  is  dependent  upon  the  Company's ability to raise additional  capital,

obtain  financing  and  succeed  in  its   future  operations.   The  financial statements do not include any adjustments relating  to  the  recoverability and classification  of  recorded  asset  amounts  or amounts and classification  of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

To  date  we  have  financed our activities from loans  received  from  related parties. Until we begin  to  generate mining revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans  for  the next twelve (12) months, although we have made cumulated revenue of $1,647,894 till the end of June 30,2010.  Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or  obtain sufficient capital to complete its plan of operations for  the  next six (6) months.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.  Overall,  we  had  an increase in net loss of $91,796 for  the  six months ended June 30, 2010.  During  the  six  months ended June 30, 2010, we had net cash used in operating activities of  $37,779,  net cash used in  investing  activities  of  $5,786  and  net  cash  provided by financing activities of $79,321.  At June 30, 2010, our cash balance  was  $9,759, as compared to $ 27,279 at the end of December 2009. This was an decrease  of $17,520, or approximately 64%.

CASH   FLOWS  FROM  OPERATING  ACTIVITIES.  Net  cash  used  in  operating activities of  $37,779  for  the  six  months  ended  June  30, 2010 was primarily  attributable  to  the  net loss from operations. The adjustments  to reconcile the net loss to net cash,  included  depreciation expense of $18,447, amortization  of  land  use  rights of $205,281, imputed  interest  expense  of $177,148, adjustment for non-controlling  interests  of  $5,761, a deferred tax expense of $76,434, an increase of account receivable of $550,702, a  decrease  in current   assets  and  prepayments  of  $2,467  and  an  increase  in  other payables and accrued expenses of $85,703.

CASH  FLOWS   FROM  INVESTING  ACTIVITIES.  Net  cash  used  in  investing activities of $5,786  for  the  six  months  ended  June  30,  2010  was all attributable to the $5,786 advanced to related parties.

CASH  FLOWS  FROM  FINANCING ACTIVITIES. Net cash of $79,321 provided by financing activities in the  six months ended June 30, 2010 was primarily due to the $18,945 and $60,376  increases  of  due  to  former stockholders  and due to related parties, respectively.

FINANCING.  Though we have generated the cumulated rental revenues of $1,647,894 as of June 30, 2010, we are still considered an exploration stage company. We ended the sencond quarter of 2010 with $9,759 of  cash  and  equivalents on our balance sheet. Given our current  cash  usage rate, a risk exists  that our available cash on hand and the cash we anticipate generating  from operating  activities  will  be  insufficient  to  sustain  our operations.   Our auditors have expressed substantial concern as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS.  Comparison  of  the six months ended June 30, 2010, to  the  six  months ended June 30, 2009:

Operating Expense

The Company recorded  an  operating  profit of $157,090 for the six months ended June 30, 2010 compared to a loss  of $365,038 for the six months ended June 30, 2009.  The profit was comprised of rental of land use right of $550,022, during the six months ended June 30,2010, compared to $0 during the six  months ended June 30,2009; general and administrative costs of  $80,866  during  the six months ended June  30,  2010,  compared  to general  and administrative  costs  of  $84,086  for  the  six  months  ended June  30, 2009.  Legal and professional fees increased to $88,338 for the six months ended June  30,  2010,  which  were  the  costs  of  the audit and other professional services.  Depreciation  was  $18,447  for  the  six  months ended June 30, 2010  as compared to $18,665 for the six months ended  June  30, 2009.  Land use rights amortization was $205,281 for the six months ended June 30, 2010.

Other Income (Expense)

Other  expense decreased from $181,665 for the six months ended June  30, 2009 to  $178,213  for  the  six  months ended June 30, 2010. The Company incurred interest expense of $506 for the six months ended June 30, 2010, compared  to $139 for the six months  ended  June  30,  2009.  Imputed interest expense  decreased  from  $178,406 for the six months ended June 30,2009 to $177,148 for the six months  ended June 30, 2010. The decrease in imputed interest expense is due to the interest rate applied decrease from 7% to 5.94%.

Net Loss

The  net  loss  for the six months ended June 30, 2010  was  $91,796  as compared to a net  loss  of  $474,379 for the six months ended June 30,2009. The decrease of loss for  the six months ended June 30, 2010 mainly came from the increase of $550,022 in rental revenue compared with the six months ended June 30, 2009.

Other Comprehensive Income

The exchange rate has slightly increased during  the six  months ended June 30, 2010, and $83,361 of foreign exchange gain  was  recorded  for  the six months ended June 30, 2010. We converted the report in RMB to that  in USD by the exchange  rate at June 30, 2010, (i.e. 6.7909 for the condensed consolidated balance sheet  at  June  30, 2010) and by the average exchange rate of the six  months  (i.e.  6.8086  for  the   condensed  consolidated  statement  of

operations and comprehensive loss for the period ended June 30, 2010). The equity items in balance sheet apply the historical exchange rate.

As a result, the difference after the translation  was concluded to be recorded as foreign exchange translation losses in the condensed consolidated balance sheets.

Comprehensive Loss

The  comprehensive  loss  for  the  six months ended June  30,  2010  was $8,435, as compared to a comprehensive  loss of $547,790  for  the six months ended June 30, 2009.

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

Conclusions

Based upon the Evaluation, the deficiencies identified by our auditors were not mitigated during the quarter ended June 30, 2010 and material weaknesses and significant deficiencies existed as of June 30, 2010.  Other than the deficiencies identified by our auditor, our disclosure controls  and procedures are designed to provide reasonable assurance of achieving our objectives.  Our  CEO  and CFO have  concluded  that  our disclosure controls and procedures are effective  at that reasonable assurance level to ensure that material information relating to the  Company  is  made  known   to  management,  including  the  CEO  and  CFO, particularly during the period when  our  periodic  reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable  assurance  that  our  financial  statements  are  fairly  presented in conformity  with  accounting  principles  generally accepted  in  the  United States. Additionally, there has been no change  in  our  Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

              CHINA CHANGJIANG MINING & NEW ENERGY CO.,LTD

August 15, 2010

/s/ Chen Weidong, President

---------------------------

Chen Weidong,

President and Chief Executive Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)