Form 10-Q
period 2010-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2010-11-19
CIK 29952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to _______

Commission File No. 000-05474

CHINA CHANGJIANG MINGING & NEW ENERGY CO., LTD

Nevada (State or other jurisdiction of incorporation or organization)	75-2571032 (IRS Employer Identification No.)

Seventeen Floor, Xinhui Mansion, Gaoxin Road,
Hi-Tech Zone, Xi'An P. R. China 710075

(Address of principal executive offices)

(86) 29-88331685

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

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,474	$27,279
Accounts receivable	2,026,088	1,098,386
Other current assets and prepayments	65,307	33,770
TOTAL CURRENT ASSETS	2,145,869	1,159,435

Property and equipment, net	182,417	200,690
Long term investment	308,737	292,903
Land use rights, net	17,716,239	17,115,077
Goodwill	3,517,660	3,337,249
Long term receivable	1,294,070	1,193,431
Deferred tax asset	244,589	218,602

TOTAL ASSETS	$25,409,581	$23,517,387

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accrued expenses	$2,087,822	$1,882,945
Notes payable - related party	434,137	434,137
Due to related parties	4,397,382	3,996,369
Due to former stockholders	2,569,470	2,418,796
Deferred tax liability	291,138	214,948
TOTAL CURRENT LIABILITIES	9,779,949	8,947,195

STOCKHOLDERS' EQUITY

Series C convertible preferred stock (The preferred stocks was converted into 60,900,000 common shares)	-	5,000

Common stock (new stock replaced the old one according as the completed stock exchange agreement. 64,671,658 shares outstanding with the par value of 0.001, and 24,216,058 outstanding with the par value of 0.01 as of September 30,2010 and December 31,2009 respectively.	64,672	417,886

Additional paid-in capital	24,160,468	23,974,728
Treasury stock	-	(489,258)
Non-controlling interests	553,125	531,674
Accumulated deficits during the exploration stage	(13,468,150)	(13,366,785)
Accumulated other comprehensive income	4,319,517	3,496,947
TOTAL STOCKHOLDERS' EQUITY	15,629,632	14,570,192

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,409,581	$23,517,387

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the nine months ended September 30			For the three months ended September 30
	2010	2009	Accumulated	2010	2009
REVENUE
Rental of land use rights	$838,167	$-	$1,936,039	$288,145	$-

OPERATING EXPENSES
General and administrative expenses	115,064	123,520	1,025,732	34,198	39,434
Legal and professional fees	111,565	80,392	656,384	23,227	22,883
Depreciation	28,111	27,872	130,357	9,664	9,207
Amortization of land use rights	312,823	307,230	1,485,997	107,542	102,452
Total Operating Expenses	567,563	539,014	3,298,470	174,631	173,976

INCOME (LOSS) FROM OPERATIONS	270,604	(539,014)	(1,362,431)	113,514	(173,976)

OTHER INCOME (EXPENSE)
Interest income	174	132	5,247	-	55
Interest expense	(607)	(139)	(13,992)	(101)	-
Imputed interest expense	(271,360)	(257,676)	(1,215,101)	(94,212)	(79,270)
Bad debt expense	-	-	(73,192)	-	-
Other expense	(733)	(3,324)	(36,825)	-	(127)
Total Other Expense	(272,526)	(261,007)	(1,333,863)	(94,313)	(79,342)

INCOME(LOSS) BEFORE NON-CONTROLLING INTERESTS AND TAX	(1,922)	(800,021)	(2,696,294)	19,201	(253,318)

DEFERRED INCOME TAX EXPENSE	(106,420)	-	(102,768)	(29,986)	-

NON-CONTROLLING INTERESTS	6,980	92,125	193,478	1,219	19,801

LOSS FROM CONTINUING OPERATIONS	(101,362)	(707,896)	(2,605,584)	(9,566)	(233,517)

DISCONTINUED OPERATIONS
Loss on disposal of subsidiary	-	-	(8,027,234)	-	-

NET LOSS	(101,362)	(707,896)	(10,632,818)	(9,566)	(233,517)

OTHER COMPREHENSIVE INCOME	107,679	(109,232)	3,496,947	24,318	(35,821)

COMPREHENSIVE INCOME (LOSS)	$6,317	$(817,128)	$(7,135,871)	$14,752	$(269,338)

NET LOSS PER SHARE
Basic	(0.0052)	(0.0292)		(0.0003)	(0.0096)
Diluted	(0.0052)	(0.0012)		(0.0003)	(0.0004)

Weighted average number of shares outstanding:
During the period - basic	19,334,158	24,216,058		34,446,658	24,216,058
During the period - diluted	19,334,158	609,000,000		34,446,658	609,000,000

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30
	2010	2009	Accumulated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(101,362)	$(707,896)	$(2,605,583)
Net loss from discontinued operations	-	-	(8,027,234)
Total net loss	(101,362)	(707,896)	(10,632,817)

Adjusted to reconcile net loss to net cash used in operating activities:
Loss on disposal of subsidiary	-	-	8,027,234
Depreciation	28,111	27,872	130,357
Amortization of land use rights	312,823	307,230	1,485,997
Imputed interest expenses	271,360	257,676	1,215,100
Bad debt provision	-	-	73,192
Deferred tax expense	49,075	-	45,423
Non-controlling interests	(6,980)	(92,125)	(193,478)
Issuance of common stock for services	-	-	-
Change of operating assets and liabilities in:
Accounts receivable	(845,483)	-	(1,943,355)
Other current assets and prepayments	(28,930)	38,250	191,644
Other payables and accrued expenses	100,374	(242,260)	275,399
Net cash used in operating activities	(221,012)	(411,253)	(1,325,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	-	-	(133,000)
Purchase of property and equipment	-	(2,051)	(51,151)
Due from stockholder	-	-	25,584
Due from related parties	(35,172)	(13,200)	(1,472,466)
Acquisition of long-term investment	-	-	(1,310,532)
Net cash from discontinued operations	-	-	(1,406,430)
Net cash used in investing activities	(35,172)	(15,251)	(4,347,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	-	128,205
Proceeds from notes payable	-	-	573,146
Proceeds for recapitalization	-	-	(71,372)
Additional paid-in capital	-	-	(481,477)
Advances from stockholders	19,390	5,489	328,524
Advances from related parties	180,104	525,308	3,808,803
Investment from minority stockholders	-	-	(619,747)
Net cash provided by financing activities	199,494	530,797	3,666,082

EFFECT OF EXCHANGE RATES ON CASH	83,885	(83,041)	(4,288)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,195	21,252	(2,011,505)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,279	23,961	2,065,978
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,474	$45,213	$54,474

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 2010, the results of operations for the nine months periods ended September 30, 2010 and September 30, 2009, and cash flows for the nine months periods ended September 30, 2010 and September 30, 2009. The results for the nine months periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 ORGANIZATION

China Changjiang Mining & New Energy Co., Ltd ("China Changjiang") was incorporated under the laws of the State of Nevada in September 2008. China Changjiang has had no operations or significant assets from incorporation through the period ended September 30, 2010. It took the place of North American(NAGM) as the Name of Group listed in Otcbb on August 2 nd 2010.

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

China Changjiang, North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to as the "Company".

The Company is considered to be an exploration stage company. This requires that information is presented to show the cumulative results of the Company since its inception as an exploration stage company. Even though members of the Company have been in existence prior to 2007, the Company considers itself to have become an exploration stage company when it acquired Dongfang Mining on March 22, 2007. The accumulated columns shown on the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements cash flows have been provided to show cumulative balances from March 22, 2007 through September 30, 2010.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and 2009 include the unaudited condensed consolidated financial statements of China Changjiang, North American, its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The non-controlling interests represent the minority shareholders' 2.8% and 40% share of the results of Chang Jiang and Dongfang Mining, respectively.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 COMMITMENTS AND CONTINGENCIES

The Company's cash balances with financial institutions in the U.S are insured up to FDIC limits.

In August 2008, the Company signed the Contract of Specific Survey of Gold with The First Geological Team, Bureau of Geology and Minerals Exploration & Exploitation of Shaanxi Province. The total amount of the project is $323,018, of which $146,943 was paid before September 30, 2010. The remaining $176,075 is expected to be paid before the end of 2010.

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

There are no preferred dividends in arrears as of September 30, 2010.

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

The Company was reincorporated from the state of Delaware to the state of Nevada with the intent to effect a statutory merger of the Delaware corporation "North American Gaming and Entertainment Corporation", into China Changjiang and to swop all issued and outstanding shares in the Delaware corporation for comparable shares in China Changjiang and dissolve the Delaware corporation.  The name change has been completed before the end of June 30 2010. In this quarter, the Company continue to fulfill the Recapitalization plan under the name of China Changjiang Mining & New energy Company Ltd.

Firstly, the Company exchanged the 500,000 shares of Series C convertible Preferred Stock, at a ratio of 1218 shares of common stock per preferred stock, to 609,000,000 shares of common stock.

Secondly, the 10 for 1 reverse split was effectuated for all of the 646,716,588 common shares, among which 609,000,000 came from the exchange of preferred stock, and 37,716,588 came from the original shareholders before the exchange.

As a result, the total common shares of China Changjiang after the exchange should be 64,671,658, with the par value of $0.001.

NOTE 6 RELATED PARTY TRANSACTIONS

The related parties owed the Company $1,294,070 as of September 30, 2010, for advances made on an unsecured basis, repayable on demand and interest free.

The Company owed $2,569,470 to two former stockholders of Chang Jiang as of September 30, 2010, for advances with no stated interest rates, made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 5.94% per annum on the amounts due.

The Company owed a total of $4,397,382 to related parties as of September 30, 2010, for the advances with no stated interest rates, that were made on an unsecured basis and repayable on demand. Interest was imputed at a rate of 5.94% per annum on the amount due.

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

Total imputed interest recorded as additional paid-in capital amounted to $94,212 and $79,270 for the three months ended September 30, 2010 and 2009, respectively.

100% of the Company’s accounts receivable balance of $2,026,088 and $1,098,386 at September 30, 2010 and December 31, 2009, respectively, was from a related party.

100% of the Company’s revenue earned during the nine months ended September 30, 2010 was from a related party.

NOTE 7 SEGMENTS REPORTING

The Company operated in two reportable segments (mining and real estate) for the nine months ended September 30, 2010.

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

Segments key financial information for the nine months ended September 30, 2010 and 2009 is as follows:

	Real Estate	Mining	Total
For the nine months ended September 30, 2010
Revenue	$838,167	$0	$838,167
Income (loss) from continuing operations before Income tax expense and minority interests	480,393	(482,315)	(1,922)
Depreciation of fixed assets	0	28,111	28,111
Amortization of intangible assets	312,823	0	312,823
Imputed interest expense	0	271,360	271,360
Interest income	0	174	174
Deferred income tax gain (expense)	(124,214)	17,794	(106,420)
Land use rights, net	17,716,239	0	17,716,239
Total identifiable assets	$19,742,327	$5,667,254	$25,409,581

For the nine months ended September 30, 2009
Revenue	$0	$0	$0
Loss from continuing operations before income tax expense and minority interests	(307,230)	(492,791)	(800,021)
Depreciation of fixed assets	0	27,872	27,872
Amortization of intangible assets	307,230	0	307,230
Imputed interest expense	0	257,676	257,676
Interest income	0	132	132
Deferred income tax gain (expense)	0	0	0
Land use rights, net	17,115,077	0	17,115,077
Total identifiable assets	$17,115,077	$6,402,310	$23,517,387

All of the Company's long-lived assets are located in the PRC. Accordingly, no geographic information is presented.

NOTE 8 CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2010 and 2009, 100% of the Company's business and assets were located in the PRC.

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

NOTE 10 GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,468,150 at September 30, 2010, which included a net loss of $101,362 for the nine months ended September 30, 2010. The Company's current liabilities exceeded its current assets by $7,634,080 and the Company used cash in operations of $221,012. These factors raise doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Though the Company began to generate revenue in 2009, the Company is actively pursuing additional funding and strategic partners, which would enhance stockholders' investments. Management believes that the above actions will allow the Company to continue operations through the next three months.

NOTE 11 THE INVESTMENT

In September 2008, the Company, along with Shaanxi Changfa Industry Stock Co.,Ltd. ("Changfa"),established a new company named Shaanxi Changjiang Power & New Energy Co., Ltd.(“Changjiang power”). The Company owns a 20% share of the registered capital of Changjiang power while Changfa owns the remaining 80% share, when all the capital was contributed. According to the contract, the Changfa shall contribute capital until the end of 2011. At June 30, 2010, the net asset was rmb6,558,974 ($1,012,500), which means the Company held 30% share of the Changjiang Power. Practically, the Company has significant influence on Changjiang Power as it has assigned finance and other directors in Changjiang Power. The Company has recorded this investment under the equity method. Changjiang Power had no revenue for the nine months ended September 30, 2010 and since the expense of $4,236 was immaterial, no adjustment has been made. As of September 30, 2010 and December 31, 2009, the balance of this investment was $308,737 and $292,903, respectively.

The information of Changjiang Power is shown as follows:

	September 30, 2010	December 31, 2009
Current assets	$293,142	$282,126
Non current assets	719,358	682,465
Current liabilities	0	0
Net assets	1,012,500	964,591

NOTE 12 SUBSEQUENT EVENTS

None

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

Effective August 20, 2001, the Company sold its interests in video gaming business for cash and notes receivable. During 2003, the Company sold the notes receivable for cash. As a result, the Company had no on-going operations or revenues. At that time，the Company was a "shell" as defined by Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act. Its only activity was to explore for acquisition opportunities and the financing required buying and supporting an operating business.

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

Goodwill is not amortized but is supposed to be tested for impairment. The Company is going to perform an assessment on goodwill arising from the acquisition of Dongfang Mining as the price of non-ferrous metals are going down and the whole industry are stagnant comparing with that of 2007 when the goodwill was recorded. We cannot conclude that there was no impairment to the carrying value of the goodwill in this reporting period.

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

The following is a summary of land use rights at September 30, 2010:

Cost	$20,200,834
Less: accumulated amortization	2,484,595
Land use rights, net	17,716,239

The land use rights are amortized over fifty years of the term of leases. The amortization expense for the nine months ended September 30, 2010 and 2009 was $312,823 and 307,230, respectively.

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

As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $13,468,150 at September 30, 2010, which includes a net loss of $101,362 for the nine months ended September 30, 2010. The Company's current liabilities exceed its current assets by $7,634,080 and the Company used cash of $221,012 in operations. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PLAN OF OPERATIONS

Our efforts over the next twelve months will be directed towards completing the licensure process to begin the extraction operations from the mines and to acquire the equipment and personnel necessary to commence mining operations. We have applied for, but not yet obtained, an additional license that will permit the excavation and extraction of the parcel. We expect to obtain that license before the end of 2011 and expect to commence extraction operations shortly thereafter.

To date we have financed our activities from loans received from related parties. Until we begin to generate mining revenues we expect to continue to rely on loans from our directors and related parties. Our directors have indicated that they will continue to make loans for the next twelve (12) months, although we have made cumulated revenue of $1,936,039 till the end of September 30,2010. Other than the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next three (3) months.

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

Specific implementation methods are as follows:

-	Enhance the validation of geophysical prospecting abnormities, especially of the I and II class abnormities, make a conclusion on them as soon as possible to provide basis for next work;

-	Carry out geological investigation in adjacent regions, with attention to the lead & zinc ore bodies;

-	Investigate other metallogenic areas, mainly through surface work, which may be combined with limited tunnel exploration and drilling;

-	Finish the rough survey of lead and zinc over the 6.8 square meter area;

-	Complete the particular survey of gold and obtain the exploitation license Before year end.

-	Enter into electric power industry by controlling the Changjiang electric Power & new emerge Co., ltd.

We believe we can find adequate skilled mining personnel in the region. We are also exploring possible joint venture or similar arrangements with one of the existing, competitive mining companies that are already operating in the mining area near our parcel. If so, we would reduce our need for the initial expenditures and the delay in commencing mining operations may be shortened.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Overall, we had an increase in net loss of $101,362 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we had net cash used in operating activities of $221,012, net cash used in investing activities of $35,172 and net cash provided by financing activities of $199,494. At September 30, 2010, our cash balance was $54,474, as compared to $ 27,279 at the end of December 2009. This was an decrease of $27,195, or approximately 100%.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities of $221,012 for the nine months ended September 30, 2010 was primarily attributable to the net loss from operations. The adjustments to reconcile the net loss to net cash, included depreciation expense of $28,111, amortization of land use rights of $312,823, imputed interest expense of $271,360, adjustment for non-controlling interests of -$6,980, a deferred tax expense of $49,075, an increase of account receivable of $927,702, a increase in current assets and prepayments of $28,930 and an increase in other payables and accrued expenses of $100,374.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities of $35,172 for the nine months ended September 30, 2010 was all attributable to the $35,172 advanced to related parties.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash of $199,494 provided by financing activities in the nine months ended September 30, 2010 was primarily due to the $19,390 and $180,104 increases of due to former stockholders and due to related parties, respectively.

FINANCING. Though we have generated the cumulated rental revenues of $1,936,039 as of September 30, 2010, we are still considered an exploration stage company. We ended the third quarter of 2010 with $54,474 of cash and equivalents on our balance sheet. Given our current cash usage rate, a risk exists that our available cash on hand and the cash we anticipate generating from operating activities will be insufficient to sustain our operations. Our auditors have expressed substantial concern as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS. Comparison of the nine months ended September 30, 2010, to the nine months ended September 30, 2009:

Operating Expense

The Company recorded an operating profit of $270,604 for the nine months ended September 30, 2010 compared to a loss of $539,014 for the nine months ended September 30, 2009. The profit was comprised of rental of land use right of $838,167, during the nine months ended September 30, 2010, compared to $0 during the nine months ended September 30, 2009; general and administrative costs of $115,064 during the nine months ended September 30, 2010, compared to general and administrative costs of $123,520 for the nine months ended September 30, 2009. Legal and professional fees increased to $115,565 for the nine months ended September 30, 2010, which were the costs of the audit and other professional services. Depreciation was $28,111 for the nine months ended September 30, 2010 as compared to $27,872 for the nine months ended September 30, 2009. Land use rights amortization was $312,823 for the nine months ended September 30, 2010.

Other Income (Expense)

Other expense increased from $261,007 for the nine months ended September 30, 2009 to $272,526 for the nine months ended September 30, 2010. The Company incurred interest expense of $607 for the nine months ended September 30, 2010, compared to $139 for the nine months ended September 30, 2009. Imputed interest expense increased from $257,676 for the nine months ended September 30, 2009 to $271,360 for the nine months ended September 30, 2010.

Net Loss

The net loss for the nine months ended September 30, 2010 was $101,362 as compared to a net loss of $707,896 for the nine months ended September 30,2009. The decrease of loss for the nine months ended September 30, 2010 mainly came from the increase of $838,167 in rental revenue compared with the nine months ended September 30, 2009.

Other Comprehensive Income

The exchange rate has slightly increased during the nine months ended September 30, 2010, and $107,679 of foreign exchange gain was recorded for the nine months ended September 30, 2010. We converted the report in RMB to that in USD by the exchange rate at September 30, 2010, (i.e. 6.478 for the condensed consolidated balance sheet at September 30, 2010) and by the average exchange rate of the nine months (i.e. 6.5072 for the condensed consolidated statement of operations and comprehensive loss for the period ended September 30, 2010). The equity items in balance sheet apply the historical exchange rate.

As a result, the difference after the translation was concluded to be recorded as foreign exchange translation gain in the condensed consolidated balance sheets.

Comprehensive Loss

The comprehensive gain for the nine months ended September 30, 2010 was $6,317, as compared to a comprehensive loss of $817,128 for the nine months ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act,, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ended March 31, 2010, Chen Weidong ("CEO") and by our Chief Financial Officer for the quarter ended March 31, 2010. In this section, we present the conclusions of our CEO based on and as of the date of the evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

There has been no change in our internal control over financial reporting that occurred, during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except the following.

a)	the former chief accountant has resigned in April, and the new chief accountant, Cai wenjing, took the place.
b)	A new staff was hired to assist the 10K and 10Q preparation, in order to improve the disclosure control and procedures.

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

CHINA CHANGJIANG MINING & NEW ENERGY CO.,LTD

November 15, 2010

/s/ Chen Weidong, President
Chen Weidong,
President and Chief Executive Officer
(Principal Executive Officer)