Form 10-K/A
period 2009-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2012-05-03
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to_____________

Commission File Number: 000-52807

China Changjiang Mining and New Energy Company, Ltd.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2571032 (I.R.S. Employer Identification No.)

Seventeenth Floor, Xinhui Mansion, Gaoxin Road	+86(29) 8833-1685
Hi-Tech Zone, Xi’An P.R. China 71005
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [✓]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been bject to such filing requirements for the past 90 days.  Yes [  ] No [✓]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [✓]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in art III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [✓]

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at December 31, 2009 and the number of shares of voting Series C Preferred Stock issued and outstanding was 500,000.

At December 31, 2009, the registrant had outstanding 24,216,058 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

Amendment No. 1 to Annual Report on FORM 10-K/A
For the Fiscal Year Ended December 31, 2009

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate the Form 10-K of China Changjiang
Mining and New Energy Company, Ltd. (the “Company”) for the year ended December 31, 2009, filed with the
Securities and Exchange Commission (the “SEC”) on April 16, 2010, to respond to comments received by the
Company from the SEC.

Special Notes Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,”
“aim,” “will” or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

“we,” “us,” “our,” or the “Company” are to CHINA CHANGJIANG MINING AND NEW ENERGY
COMPANY, LTD. and its consolidated subsidiaries;

•	“MT” are to metric tons;

•	“PRC” and “China” are to the People’s Republic of China;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Renminbi” and “RMB” are to the legal currency of China; and

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

PART I

ITEM 1.       BUSINESS.

Our Corporate History and Background

China Changjiang Mining and New Energy Co., Ltd. (the “Company”) is an exploration-stage company engaged in exploration in Shaanxi Province, China, for commercially recoverable metal-bearing mineral deposits. The
Company has not yet identified any proven or probable mineral reserves, and only limited exploration activity has so far been undertaken, primarily by governmental bodies in Shaanxi Province. Provided the Company successfully identifies commercializable mineral deposits, it intends to engage in mining, processing and distributing zinc, lead, and gold.

The Company is the result of a 2008 share exchange transaction among: (i) North American Gaming and
Entertainment Corporation, a Delaware corporation (“North American”); (ii) Shaanxi Changjiang Petroleum &
Energy Development Stock Co., Ltd. (“CJP”), a limited liability company established and existing under the law of
People’s Republic of China; and (iii) the shareholders of CJP, among whom the predominant shareholder, holding
97.2% of CJP’s shares, was a Hong Kong company, Hong Kong Wah Bon Enterprise Limited (“Wah Bon”). After
completion of the share exchange transaction, the Company went public in the United States through a reverse merger with North American.

At the time of the share exchange transaction, CJP owned 60%, and the Company continues to control, Shaanxi
Dongfang Mining Co., Ltd., (“Dongfang”) which, as discussed further under “Item 2. Properties,” holds the Chinese exploration license through which we pursue our exploration activity.

The share exchange was completed on February 4, 2008, resulting in the shareholders of CJP controlling approximately 96% of the equity ownership of North American At the time of the closing of the share exchange,
North American was a shell company domiciled in Delaware which filed reports under the Exchange Act and whose shares traded in the U.S. over-the-counter market. Wah Bon caused its subsidiary, CJP, to pay $370,000 in cash, and Wah Bon delivered shares constituting 97.2% of the outstanding equity of CJP, in exchange for 3,800,000 shares of North American common stock and 500,000 shares of Series C Preferred Stock of North American, which originally were entitled to 1,218 votes per share. Two U.S. individuals, through their advisory company, Capital
Advisory Services, Inc., were paid in the aggregate 4,500,000 shares of North American. In June 2008, CJP changed its name to “Shaanxi Changjiang Mining New Energy Co., Ltd.”

Following the share exchange transaction, Wah Bon replaced North American’s Board of Directors.

China Changjiang Mining & New Energy Co., Ltd. was incorporated in the state of Nevada on September 19, 2008 for the purposes of re-domesticating the Company from Delaware to Nevada, adopting the Company’s current name, and going public in the United States by means of a reverse merger with North American.

Pursuant to Articles of Merger filed with the Secretary of the State of the State of Nevada on December 4, 2008 and
the Secretary of the State of the State of Delaware on April 2, 2009, North American was merged with and into the
Company, with the Company being the surviving entity.

After the close of the 2009 fiscal year, but prior to the filing of this Form 10-K/A, on February 9, 2010, we filed a
Certificate of Amendment to our Articles of Incorporation to effect a 1-for-10 reverse stock split of our common stock, subject to FINRA approval. The 1-for-10 reverse split was approved by FINRA on July 30, 2010, effective
August 2, 2010.

On September 15, 2010, the Company filed with the Nevada Secretary of State a Certificate of Designation and a
Certificate of Conversion and Elimination of the Series C Convertible Preferred Stock, pursuant to which: (i) all shares of our Series C Preferred Stock were converted into shares of common stock at a rate of 1,218 shares of common stock for each outstanding share of Series C Preferred Stock; and (ii) we canceled and eliminated the Series

C Preferred Stock. In the aggregate, the outstanding shares of the Company’s Series C Preferred Stock were converted into 609 million shares of common stock.

As a result of these transactions, we currently have 250,000,000 authorized shares of common stock, par value
$0.01 per share, of which 37,716,588 shares are issued and outstanding on the date of filing of this Form 10-K/A, and 10,000,000 authorized shares of preferred stock, of which no shares are presently issued and outstanding. At the time our share exchange transaction was completed, approximately 96% of the outstanding shares of North
American were owned by Wah Bon. See Item 12, “Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.”

The present corporate structure of our Chinese subsidiaries is as depicted in the chart below:

Our Industry and Principal Market

Sales and Marketing

Although we are still in the exploration phase, we have established a sales and marketing department which is focused on identifying and establishing relationships with companies that are likely to have a need for our products.
We are seeking to explore further on our property for commercializable zinc, lead and gold deposits. Zinc and lead can be freely sold and marketed throughout the PRC. China remains a net importer of these metals, and we believe a customer base exists within China.

Current Business Operations

Our Business

Through our majority-controlled subsidiary, Dongfang, we are engaged in the exploration for commercially recoverable metal-bearing mineral deposits, such as zinc, lead and gold. Currently, our exploration activities are in a
61.27 square kilometer area in Jiao Shan Zhai, Guo Jia Ling, Xunyang County, in the Shaanxi Province of China. To
date, our activities have not resulted in the location of proven reserves. We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan, Heyang County, in the Shaanxi Province of China. We lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Wetland Park Company Ltd.
(“Huanghe”) for the development and operation of a theme park. The term of the lease agreement is from January 1,
2009 to December 31, 2029. The annual rent is approximately $1.1 million. In November 2010, the Company received the first rent payment under the lease, in the amount of approximately US$601,504. For additional information, see “Item 2. Properties.”

The following table summarizes the business activities of the Company’s subsidiaries:

Mining Industry

General

If we successfully identify commercializable mineral deposits and obtain the required government license, our primary business activity is anticipated to be mining, processing and distributing zinc, lead and gold, and other mineral products. China is currently a net importer of nonferrous metals. There are governmental restrictions on exploration and mining activity in China, discussed further below.

We believe that China will continue to industrialize and this will cause increased demand for industrial raw materials such as non-ferrous metals. We expect prices of non-ferrous metals to increase in China in the future, although prices may experience significant fluctuations.

Competition

We anticipate that our competitors in the nonferrous metals markets will be local and regional mining enterprises.
Other companies in China that mine zinc, lead and gold and that we consider to be likely competitors, include:
Dongschengmiao Mining Industry Co., Ltd., Wancheng Trading & Mining Col, Ltd., Xinjian Woquia Tianzhen
Mining Co., Ltd., and Wulatehouqi Qingshan Nonferrous Metal Development Co., Ltd. These competitors have more experience in the operation of mines and mining activities and have superior financial resources than we do.

In the past, China protected its domestic metallurgy industry with high tariffs, import quotas and restrictions on foreign ownership. Due to China’s WTO membership, China has reduced and is expected to further reduce protection for Chinese companies against foreign competitors. To maintain its WTO membership, China must gradually reduce its tariffs, quotas and restrictions, and permit foreign enterprises the opportunity to sell and distribute in China. Tariffs will eventually be eliminated altogether. This is expected to increase the effect of foreign competition and the importation of foreign products into China. We are unable to predict the effect these changes may have on our Company.

Business Strategies

Our business strategies and near-term plans are as follows:

•	Further evaluate prospecting results to date;

•	Perform a rough survey of zinc, lead and gold over a test area; and

•	Investigate other metallogenic areas, mainly through surface work, which may be combined with limited tunnel exploration and drilling.

Government Regulation

Under a system established by China’s State Council, industrial activity is categorized as “permitted,” restricted,” or
“prohibited.” Our proposed exploration and mining activities fall into the “restricted” category, which means that we may engage in these activities only with prior governmental approvals, as described below.

Exploration and mining activities are regulated in the PRC. Regulations issued or implemented by the State
Council, the Ministry of Land and Resources, and other relevant government authorities cover many aspects of exploration and mining of natural resources, including, but not limited to, entry into the mining industry, the scope of permissible business activities, tariff policies and foreign investment.

The principal regulations governing the mining business in the PRC include:

•	China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies.

•	China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.

•	China Environmental Law, which requires a mining project to obtain an environmental feasibility study of each project.

Permits

In China, companies that seek to engage in mining must obtain two separate licenses from the land resource division of the provincial government. The first license must be obtained before an enterprise may commence mineral exploration activities. We have obtained this license. The law also requires a second license, for extraction activities, including the excavation and sale of extracted minerals. As of December 31, 2009, we had not yet received a mining license. If we do not obtain a mining license, the value of our interest in the mining properties would be seriously impaired, and would result in a significant loss of value to us.

Mineral exploration also requires approval from the Environmental Department of the provincial government, which must first determine that the exploration project will not cause environmental harm. In addition, the Security
Department controls strictly the explosives which are needed for exploration. The sale of mineral products is managed by a joint department including industrial, commercial, taxation, and local public finance authorities.
There are also detailed rules and regulations related to management of the processing and transportation of mineral products and the approval certificates needed in connection therewith. As of the date of this report, we have obtained all necessary approvals from the Environmental Department and the Security Department with regard to our activities to date.

Environmental Impact

Environmental protection laws in China are established on a national basis by the State Environmental Protection
Administration. Provincial and local authorities may set local regulations which may be more restrictive than the national standards. Environmental standards govern a variety of matters, including disposal of solid waste, discharge of contaminated water and handling of gases and emissions. The local authorities generally monitor and enforce the regulations, including the assessment and collection of fees and the imposition of fines and administrative orders.

Because we are still in the exploration stage, our environmental impact has been limited. If we are successful in commencing our extraction operations, we expect to generate waste water, gases and solid waste. We will therefore be subject to all national and local regulations governing these activities, and will likely require licenses for the disposal of water and solid wastes.

Summary of Exploration Activity

Geological Survey

The region in which we have exploration rights is one in which mining activity has long been conducted, and where there are several operating mines for non-ferrous metals.

We have not conducted geological exploration sufficient to form a conclusion as to whether there are proven or probable mineral reserves in the area in which we have exploration rights. The principal surveys conducted to date on this land have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government.

It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify proven or probable mineral resources, the value of our Company and our securities will be materially and adversely affected.

Our Employees

As of December 31, 2009, we had an aggregate of 19 employees, of whom 16 were full-time employees. This includes two people in marketing, one in manufacturing, four in research and development and quality control, two in financial and accounting, and seven in general management.

Available Information

We currently do not maintain a web site; however, our annual, periodic and current reports can be accessed on the web site of the SEC at www.sec.gov and printed free of charge.

ITEM 1A.       RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer.
In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.
You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

WE ARE AN EARLY STAGE EXPLORATION COMPANY FACING SIGNIFICANT FINANCIAL AND
OPERATING RISKS.

We are an exploration stage mining company with land use rights to a 61.27 square kilometer tract of land in
Shaanxi Province, in Central China. We also hold land use rights in a 5.7 square kilometer parcel located in
Huanghe Nantan, Heyang County, in the Shaanxi Province of China, which is not held for the purpose of mining.
We seek to determine if there are commercially adequate deposits of zinc, lead and gold within our properties. The exploration and extraction of mineral deposits involve significant financial risks. The results of exploratory investigations are not always reliable or accurate even if conducted in strict compliance with professional guidelines.
Furthermore, exploration and extraction activities require substantial investment which must occur over a significant period of time even though the quantity of minerals within any property is finite. Many properties are unable to develop commercially viable mines even with positive exploration results. Successful extraction depends on very expensive processes such as drilling, mine construction and establishment of processing facilities. Mines are also hazardous and only a limited number of qualified, experienced miners exist. The Company must obtain additional government approvals and must ramp up operations after obtaining permission to begin extraction. We are unable to assure you that we will ultimately be successful in meeting these challenges or whether we will commence commercial mining operations. Our failure to do so would have a substantial adverse effect in the value of our company and our securities.

WE HAVE HAD A LIMITED OPERATING HISTORY AND A HISTORY OF FINANCIAL LOSSES.

We have no revenues from mining and do not anticipate generating mining revenues until exploitation has been approved and undertaken, the mine infrastructure has been completed and the extraction of minerals has begun.

During the years ended December 31, 2009, 2008 and 2007, we had net losses of $ 921,675, $ 1,700,599, and
$ 568,756, respectively. During the years ended December 31, 2009, 2008 and 2007, we had comprehensive losses of
$ 911,535, $ 2,456,679, and $ 157,620, respectively.

These losses resulted from our exploration activities and corporate expenses, including the amortization of our land use rights. We may never achieve profitable operations, and if we fail to do so, the value of our Company and our securities will be substantially adversely affected.

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES REQUIRED BY CHINESE LAW.

China employs a two-stage permitting process for permission to explore and to extract minerals. Although we obtained the exploration license, as of December 31, 2009, we did not yet have the second required license needed to permit the excavation and subsequent sale of extracted minerals. We cannot give assurance that we will obtain this license. If we fail to do so, the value of our interests in the mining properties would be seriously impaired, and would result in a material loss of value to us and our investors.

THERE IS NO ASSURANCE THAT OUR PROPERTY WILL CONTAIN SUFFICIENT QUANTITIES OF
COMMERCIALLY MARKETABLE MINERALS FOR US TO BECOME COMMERCIALLY VIABLE OR
THAT WE WILL BE ABLE TO ECONOMICALLY EXTRACT THE MINERALS.

We have engaged in limited investigation and geologic testing. There can be no assurance that our initial exploratory efforts will prove satisfactory or correct, or that commercially mineable mineralization exists on our property. It may not be economically feasible to profitably extract the minerals for many reasons, including some reasons which are beyond our ability to control. We can offer no assurance that a profitable mining business will result from our efforts.

WE HAVE NOT CONDUCTED GEOLOGICAL EXPLORATION SUFFICIENT TO FORM A CONCLUSION
THAT THERE ARE PROVEN OR PROBABLE MINERAL RESERVES ON OUR PROPERTY.

As of December 31, 2009, we had not yet conducted geological explorations sufficient to form a conclusion that there are proven or probable mineral reserves in the area in which we have exploration rights. The only surveys conducted on this land through the 2009 calendar year have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government. It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify commercially reasonable mineral resources, the value of our
Company and our securities will be materially and adversely affected.

DUE TO OUR LIMITED OPERATING HISTORY AND LIMITED EXPLORATION ACTIVITY, WE ARE
UNABLE TO FORECAST MINING REVENUES.

Due to our limited operating history and limited exploration activity, we are unable to forecast future mining revenues. We have not yet generated any revenue from mining operations. Our current and future anticipated expense levels are largely based on our investment plans. Failure to generate revenues, or to attract investment,

sufficient to support our planned expenditures, would have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE WILL NEED ADDITIONAL CAPITAL TO PURSUE OUR PLANS, AND WE MAY NOT BE ABLE TO
OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

As of December 31, 2009 and December 31, 2008, we had current assets of $ 488,698 and $ 850,627, respectively. The remainder of our assets are illiquid. Exploration activities will likely generate cash flow deficits and increased capital needs that will exceed our available capital. In that event, we will need to obtain additional funding.

We currently have no lines of credit or other arrangements for capital and cannot provide any assurance that we will be able to obtain funding in the future to meet our needs. Even if we locate available capital, it may be on unfavorable terms. Any future capital investments could dilute or otherwise materially and adversely affect the rights of our existing shareholders.

FLUCTUATION OF THE CHINESE CURRENCY COULD MATERIALLY AFFECT OUR FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

We have not yet commenced mining operations and do not have mining revenues. We expect that our future revenues, if any, and expenses will be generated in China, but our reporting currency is US dollars and reported results will be affected by exchange rate fluctuations between the RMB and the US dollar. We cannot give any assurance that the value of the RMB will continue to appreciate, or even remain stable against the US dollar or any other foreign currency. Accordingly, we may experience economic losses and negative impacts, as reported in U.S.
Dollars, as a result of foreign exchange rate fluctuations.

The RMB is currently not a fully convertible currency. The Chinese government may restrict future access to foreign currencies for current account transactions. This may make it difficult for us to transfer money from China to other countries on an economically advantageous basis or even at all. It may also make it difficult for us to pay cash returns on the investment of foreign capital.

WE MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS.

We are subject to China’s national and local environmental protection regulations which currently impose fees for the discharge of waste substances, require the payment of fines for pollution, and provide for the closure by the
Chinese government of any facility that fails to comply with orders requiring a company to cease or improve upon certain activities causing environmental damage. Due to the nature of the mining business, future mining operations could produce significant amounts of waste water, gas, and solid waste materials. Chinese national, provincial, or local authorities may impose legal requirements which would require additional expenditures on environmental matters or changes in our processes or systems, the cost of which may exceed our financial resources.

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHOM COULD
ADVERSELY AFFECT OUR OPERATIONS.

Our success will depend to a large degree upon our ability to identify, hire, and retain personnel, particularly experienced miners and persons familiar with the marketing, manufacturing and administrative processes associated with mining. We depend on the skills of our management team and current key employees, such as Mr. Chen Wei
Dong, our Chairman, President, and Chief Executive Officer. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

The loss of any of our key employees or the failure to attract, and retain experienced miners or additional key employees could have a material adverse effect on our business and financial condition.

RISKS RELATED TO OUR INDUSTRY

HAZARDS AND RISKS ASSOCIATED WITH MINING MAY CAUSE SUBSTANTIAL DELAYS OF
OPERATIONS AND REQUIRE SIGNIFICANT EXPENDITURES.

The Company's operations are subject to all of the hazards and risks normally incident to the exploration for and development and production of minerals, any of which could result in damages for which the Company may be held responsible. Many hazards are beyond our control, such as unusual or unexpected rock formations, bad weather, and high water tables. We could also experience landslides, cave-ins, flooding or other unfavorable conditions. If we experience losses from these or other risks, it may cause substantial delays and require significant additional expenditures. These conditions would adversely affect the Company's business, financial condition and the value of our securities.

China has experienced a number of serious incidents in its mining industry that resulted in loss of life and serious personal injury. Some mines have collapsed or were otherwise forced to close due to unsafe conditions. We would suffer material losses if any of these events were to occur, and they would have a material adverse effect on our business and the value of our securities.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

THE CHINESE GOVERNMENT OWNS ALL LAND IN CHINA, AND CHINA ISSUES LAND USE RIGHTS
INSTEAD OF LEGAL TITLE TO THE PROPERTIES. THERE IS NO ASSURANCE THAT OUR RIGHTS TO
THE PROPERTIES WILL NOT BE SUBJECT TO IMPAIRMENT OR LOSS.

In China, all property is owned by the central government. Unlike deeds or other evidence of a fee simple ownership interest, land use rights are always subject to fixed periods and permitted land use, usually for long periods of time.
These periods are frequently 50 years. Disputes over mining claims are common. A loss of our property rights or mining rights would cause material damage to the Company and the price of its securities and could result in the loss of the entire value of our Company.

MARKET PRICES FOR NON-FERROUS METALS FLUCTUATE AND COULD ADVERSELY AFFECT THE
VALUE OF OUR COMPANY AND OUR SECURITIES.

Market prices for zinc, lead and gold, the metals for which we explore, experience significant fluctuations in price.
The profitability of any mining operations will be directly related to these market prices. The market prices of non-
ferrous metals are subject to factors beyond our control. These factors include, but are not limited to, changes in legal and regulatory requirements, changes in the exchange rates of the RMB and other currencies, worldwide economic conditions, political and economic factors and variations in production costs. A reduction in the price or demand for lead, zinc or gold would adversely affect our Company and the value of our securities.

WE ARE EXPOSED TO BUSINESS CYCLE RISK .

Our business is located in China and will be conducted in China. We expect to sell any minerals we extract within
China. The need for these minerals throughout the world is affected by the demand for such minerals in China. We are dependant on the continued economic growth in China to maintain demand for our mineral products. The recent global recession has adversely affected the non-ferrous metals industry. Our business and results of operation may be adversely affected if Chinese economic growth were to decline.

SHORTAGES OF CRITICAL PARTS, EQUIPMENT AND SKILLED LABOR MAY ADVERSELY AFFECT
OUR DEVELOPMENT PROJECTS.

The mining industry has been impacted by increased worldwide demand for resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused, and may continue to cause, unanticipated cost increases and delays in delivery times, potentially impacting operating costs, capital expenditures and production schedules.

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA

WE ARE SUBJECT TO THE POLITICAL AND ECONOMIC POLICIES OF THE PEOPLE’S REPUBLIC OF
CHINA, AND GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
INTENDED BUSINESS.

All of our assets and operations are in the PRC. As a result, our operating results and financial performance as well as the value of our securities could be affected by adverse changes in economic, political and social conditions in
China.

The Chinese government adopted a policy to transition from a planned economy to a market driven economy in
1978. Since then, the economy of the PRC has undergone rapid modernization, although the Chinese government still exerts a dominant force in the nation's economy. This continues to include reservation to the state of land use rights or mining and exploration rights, and includes controls on foreign exchange rates and restrictions or prohibitions on foreign ownership in various industries including mining. All lands in China are state owned and only limited “land use rights” are conveyed to business enterprises or individuals.

All of our intended exploration and mining activities require approvals from the local government authorities in
China. Obtaining governmental approval is typically a lengthy and difficult process with no guaranty of success.
Since the lands where our exploration activities are located were acquired through the grant of a land use right, changes in government policy could adversely affect our business.

The Chinese government operates the economy in many industries through various five-year plans and even annual plans. A large degree of uncertainty is associated with potential changes in these plans. Since China’s economic reforms have no precedent, there can be no assurance that future changes will not create materially adverse conditions for our business.

THERE ARE RISKS INHERENT IN DOING BUSINESS IN CHINA OVER WHICH WE HAVE NO
CONTROL.

The political and economic systems of the PRC are very different from those of the United States and other western countries. China remains volatile with respect to certain social, economic and political issues which could lead to revocation or adjustment of reforms. There are also issues between China and the United States that could result in disputes or instabilities. The role of China and its government remain in flux both domestically and internationally, and could cause shocks or setbacks that may adversely affect our business.

THE CHINESE LEGAL SYSTEM DIFFERS FROM THAT OF THE UNITED STATES, PROVIDING LESS
PROTECTION FOR INVESTORS, AND IT MAY BE DIFFICULT FOR INVESTORS TO SEEK LEGAL
REDRESS AGAINST US OR OUR OFFICERS AND DIRECTORS, INCLUDING CLAIMS THAT ARE
BASED UPON U.S. SECURITIES LAWS.

All of our current operations are conducted in China. All of our current directors and officers are nationals or residents of China. All of the assets of these persons are located in China. The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. Differences in interpretations and rulings can occur with limited opportunity for redress or appeal.

It may not be possible to effect service of process within the U.S. or elsewhere outside China upon our officers and directors. Even if service of process were successful, considerable uncertainty exists as to whether Chinese courts would recognize and enforce U. S. laws or judgments obtained in the U.S. federal and state securities laws as the U.
S. laws confer substantial rights to investors and shareholders that have no equivalent in China. Therefore a claim against us or our officers and/or directors or even a final judgment in the U. S. may not be recognized or enforced by
Chinese courts.

In 1979, the PRC began to reform its legal system and has enacted numerous laws regulating economic and business development, including those related to foreign investment. Currently many of the approvals required for our business may be obtained at local or provincial level. We believe that it is relatively easier and faster to obtain provincial approval than central government approval. Changes to existing laws that repeal or alter local regulatory authority and preempt it with national laws could negatively affect our business and the value of our securities.

China's regulations and policies regarding investments, including investment in the mining business, are subject to continued reformation and revisions. They may change in a manner adverse to us and our stockholders.

CHINESE LAWS COULD RESTRICT THE PAYMENT OF DIVIDENDS FROM ANY PROCEEDS
OBTAINED FROM LIQUIDATION OF OUR ASSETS.

All of our assets are located in China. Chinese law governs the distributions that can be made in the event of liquidation of assets of foreign invested enterprises. While dividend distribution is allowed, some distributions are subject to the approval from the foreign exchange authority in China. Liquidation proceeds would also be subject to foreign exchange control. We are unable to predict the outcome in the event of liquidation insofar as it affects payment to non-Chinese nationals.

RISKS RELATED TO OUR COMMON STOCK

SUSPENSION OF TRADING

The SEC announced a suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the
Company on April 1, 2011. Questions have arisen regarding the accuracy and completeness of information contained in the Company’s public filings with the SEC and concerning the company’s financial statements.

The absence of a trading market adversely affects the value of our securities.

THERE IS CURRENTLY A LARGE MARKET OVERHANG IN OUR COMMON STOCK AND FUTURE
SALES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE AND DIMINISH THE
VALUE OF YOUR INVESTMENT.

Subsequent to year-end 2009, we had a 1-for-10 reverse split of our common stock, after which all shares of our
Series C Preferred Stock were converted into an aggregate of 609 million shares of our common stock. This effectively eliminated the ability of our other common stock holders to have a significant role in the election of directors and other corporate changes. Future sales of shares of our common stock or securities that are convertible into our common stock could adversely affect the market price of our common stock. If any of our principal stockholders sells a large number of shares or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our principal stockholders might sell shares of common stock could further depress the market for our common stock.

THE MARKET FOR SHARES OF OUR COMMON STOCK HAS BEEN LIMITED AND SPORADIC, AND
THERE IS NO GUARANTEE THAT A MARKET WILL BE AVAILABLE FOR YOU TO SELL YOUR
SHARES.

Shares of our common stock are not listed on any exchange but have been sporadically traded in over the counter transactions or in inter-dealer quotations. The trading of our stock was suspended by the SEC in April 2011. There is no assurance that any market makers will in the future post bid and ask prices for our shares of common stock. Our stock has been very thinly traded and there were many days or weeks that the shares did not trade at all. There is no assurance that any market will exist at the time that a shareholder wishes to sell his or her shares and there is no assurance that any market will continue.

OUR COMMON STOCK PRICE IS VOLATILE AND MAY NOT APPRECIATE IN VALUE.

The trading of our stock was suspended on April 1, 2011 by the SEC. The market price of shares of our common stock fluctuated and, if trading resumes, is likely to continue to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in commodity prices, conversion of our preferred shares, results of operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of the securities of many smaller public companies are subject to volatility for reasons that frequently are unrelated to operating performance, earnings or other recognized measurements of value. This volatility may cause declines, including very sudden and sharp declines, in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE
GOVERNANCE AND ACCOUNTING REQUIREMENTS.

The SEC issued comment letters on September 28, 2010, February 18, 2011 and April 19, 2011, regarding our Form
10-K for fiscal year ended December 31, 2009, and regarding our Forms 10-Q for fiscal quarters ended March 31,
2010, June 30, 2010 and September 30, 2010. The SEC also issued another letter to us on February 25, 2011 regarding the need to file Form 8-K to disclose non-reliance on our filings, pursuant to a letter addressed to the
Board of Directors of the Company by our former independent accountant, Brock, Schechter & Polakoff, LLP. We filed Form 8-K and a Form 8-K Amendment on May 31, 2011 and June 6, 2011, respectively, to address the
February 2011 SEC comment letter. On April 4, 2011, the SEC issued a subpoena to the Company as part of its investigation and required the Company to produce certain documents. We complied with the subpoena and responded on May 2, 2011 to the Los Angeles Regional Office of the SEC.

On June 7, 2011, the SEC issued another subpoena in furtherance of its investigation and required the Company to produce additional documents relating to its land use right. We complied with the subpoena and responded on June
24, 2011 to the Los Angeles Regional Office of the SEC.

We expect to incur significant costs associated with these matters, as well as our ongoing public company reporting requirements and costs associated with corporate governance requirements and other rules implemented by the SEC.
We expect our current SEC matters and these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect it may become more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future. We intend to retain any earnings to help fund operations. Therefore an investment in our common stock is not appropriate for investors who require regular and periodic returns on their investments.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S
PENNY STOCK REGULATIONS AND THE FINRA’S SALES PRACTICES, WHICH MAY LIMIT A
STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The trading of our stock was suspended on April 1, 2011, by the SEC. Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-
dealers who sell to persons other than established customers and “accredited investors”, as defined. Rule 15g-2 requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market, and cautions investors against making a hurried investment decision. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction. The broker-dealer must also send a confirmation of these prices after the trade. After a purchase of penny stock, the broker-dealer must send a monthly account statement that gives an estimate of the value of each penny stock purchased.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority
(“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.
Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-
dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.   PROPERTIES.

All land in China is owned by the state. Individuals and companies are permitted to acquire rights to use land, or
“land use rights,” for specific purposes. In the case of land used for commercial purposes, the land use rights are granted for a period of 50 years. The original period, and any subsequent periods, may be renewed prior to their expiration. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Corporate Headquarters

Our corporate headquarters, consisting of 554 square meters, are located at Seventeenth Floor, Xinhui Mansion,
Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, Postcode: 710075. Our telephone number is (86)29-
88331685 and our fax number is (86)29-88332335. We have leased our headquarters through January 31, 2013, at a rental rate of $11,029 per year.

The Dongfang Parcel

We have mining rights to a 61.27 square kilometer (15,140acres) parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County-Guo Jia Ling, Xunyang County, Shaanxi Province (the “Donfang Parcel”). Approval of the
exploration rights was granted by the appropriate authorities (Certificate No. 6100000720386). As shown on the map below, the Dongfang Parcel is located in the Guo Jia Ling- Jiao Shan Zhai Mining Area in eastern Xunyang
County, under the jurisdiction of Shuhe Town, Guankou Town and Gouyuan Village, Xunyang County, Shaanxi
Province.

礼泉县
Li Quan County
岐山县
Qi Shan County
扶风县
Fu Feng County
咸阳市
西安市
Xi'An City
临潼区
Lin Tong District
眉县
Mei County
武功县
Wu Gong County
雁塔区
Yan Ta District
周至县
Zhou Zhi County
长安区
Chang'an district
蓝田县
Lan Tian County
户县
洛南
商洛市
Shang luo City
G210
柞水县
Zuo Shui County
佛坪县
Fo Ping County
山阳县
Shan Yang County
镇安县
Zhen An County
宁陕县
Ning Xian county
G210
洋县
Yang County
固县
Gu County
石泉县
Shi Quan County
G210
西乡县
Xi Xiang County
G316
汉阴县
Han Yin County
旬阳县
Xun Yang County
白河县
Bai He County
安康市
An Kang City
G210
25 公里
镇巴县 Zhen Ba County
紫阳县 Zi Yang County

Dongfang Mining obtained an exploration license in September, 2003 relating to the exploration for mineral deposits on this parcel. Also in 2003, the First Geological Team of the Shaanxi Provincial Bureau of Geology and
Mineral Resources undertook a preliminary survey, a geographical profile survey, and performed limited trenching in 1.15 square kilometers. Also, the Yunnan Nonferrous Geological Institute Physical Branch performed a survey, using the geophysical transient electromagnetic method. We have not yet established the presence or location of proven or provable mineral reserves.

Theme Park Parcel

We have land use rights (certificate No. (2006) 3240001), to a 5.7 square kilometer parcel in Huanghe Nantan,
Heyang County, Shaanxi province. We currently lease a portion of this parcel to Shaanxi Huanghe Wet Land Park
Co., Ltd. for the development and operation of a theme park. The lease expires on December 31, 2029.

ITEM 3. LEGAL PROCEEDINGS.

We received a document subpoena dated April 4, 2011, pursuant to which the Enforcement Division of the SEC informed us that it is conducting an investigation of the Company to determine whether the Company has committed a violation of the federal securities laws. The subpoena required us to produce certain documents to the SEC, and we complied and responded on May 2, 2011.

On June 7, 2011, the SEC issued another subpoena in furtherance of its investigation and required the Company to produce additional documents relating to its land use right. We complied with the subpoena and responded on June
24, 2011 to the Los Angeles Regional Office of the SEC.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The trading of our stock was suspended on April 1, 2011 by the SEC. Prior to the suspension, the Company's common stock was traded over-the-counter and quoted from time to time in the Over-the-Counter (“OTC”) Bulletin
Board under the trading symbol “CHJI.OB”. There is currently no public trading market for the Company's common stock. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Holders

As of April 29, 2011, we had 4,069 record holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors reserves the right to declare and pay dividends in the future, to the extent permitted by law.

Stock Option Grants

None.

Unregistered Sales of Equity Securities

After the end of fiscal 2009, on January 10, 2010 and January 21, 2010, the Company issued an aggregate of
4,500,000 shares of common stock to Messrs. Donald R. Monroe and Stanley F. Wilson, the principals of Capital
Advisory Services, Inc., in connection with our share exchange transaction. To the best of our knowledge, each of them now holds 2,250,000 shares of common stock the shares were issued without registration in reliance on section
4(2) of the Securities Act .All issued and outstanding shares of series C Preferred Stock have been converted into an aggregate amount of 609 million shares of our common stock which were issued without registration in reliance on
SEC Regulation S.

Repurchases of Shares by the Company

None.

ITEM 6.       SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC, and other financial information contained elsewhere in this Form 10-
K/A.

Overview

We are an exploration stage mining company. We have not yet conducted sufficient exploration activity to determine whether we have any proven or probable mineral reserves. We have sustained losses from operations to date.

We have exploration rights for a 61.27 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County in the Shaanxi Province of China. Our land use rights are amortized over their 50-year term. We have performed limited tests on the site but we have not yet determined if the site contains adequate mineralization to support mining activity.

The following is a summary of land use rights as of December 31, 2009:

Cost	$18,744,677
Less: Accumulated amortization	2,146,978
Land use rights, net	$16,597,699

10-KA Exhibit v10-KA

The land use rights are amortized over the fifty year term. The amortization expense for the year ended
December 31, 2009 and December 31, 2008 was $405,100 and $391,451, respectively.

Since 2003, Dongfang has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of China. Dongfang was granted an exploration right for zinc, lead and gold at Gan Gou and Guan Zi Gou, Xunyang
County, Shaanxi Province, PRC, on December 31, 2006.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of
$ 6,258,430 at December 31, 2009, which includes a net loss of $ 921,675 for the year ended December 31,
2009. The Company's current liabilities exceed its current assets by $ 16,620 and the Company used cash of
$ 237,950 in its operations in 2009.

As of December 31, 2009, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site.

To date, we have financed our activities from loans received from certain of our directors and other related parties
We mainly received loan from Hongjun Zhang, the stockholder and director of the Company.
We expect to continue to rely on loans from our directors and other related parties. We have no other sources of capital and there can be no assurance that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2009 and December 31, 2008

The Company is an exploration stage company and has not yet generated mining revenue.

The amortization of land use rights was $ 405,100 in 2009 and $ 391,451 in 2008, both of which have been included in operating expense. The amortization is a non-cash accounting charge. Business tax was zero both in
2009 and 2008.

Operating Expenses

Total operating expenses for the year ended December 31, 2009 decreased to $ 895,389 from $1,666,930 for the year ended December 31, 2008. Total expenses, before taxes and non-controlling interests, for the year ended
December 31, 2009 was $ 898,179 as compared to $ 1,665,241 for year ended December 31, 2008. The reduction was primarily the result of lower legal and professional fees in 2009 than in 2008.

Net Loss

Our net loss for the year ended December 31, 2009 decreased to $ 921,675 from $1,700,599 for the year ended
December 31, 2008. The overall decrease in net loss of $ 778,924, over the prior year period, is primarily due to the lower legal and professional fees in 2009 than in 2008

Comprehensive Gain (Loss)

Our comprehensive loss for the year ended December 31, 2009 was $10,140 compared with comprehensive gain of $756,080 in 2008. The change primarily resulted from exchange rates between the U.S. Dollar and the
Chinese Yuan RMB.

Stockholders’ Equity

Stockholders' equity decreased by $832,418 to $9,705,366 as of December 31, 2009, or approximately 0.8%, from $10,537,784 as of December 31, 2008.The decrease was due to the expense occurred in 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

For the year ended December 31, 2009, net cash used in operating activities was $ 237,950, net cash used in investing activities was $131,397 and net cash provided by financing activities was $374,624. At December 31,
2009, our cash balance was $27,194 as compared to $23,878 for the prior year.

Cash Flows From Operating Activities

Net cash used in operating activities of $ 237,950 for the year ended December 31, 2009 was primarily attributable to the net daily operating expense withiout income. The adjustments to reconcile our net loss to net cash flow, are mainly these: depreciation expense of $ 34,933, amortization of land use rights of $ 406,922,
,adjustment for non-controlling interests of $ 23,496 , a decrease in operating assets of $213,844 and a decrease in operating liability of $4,530.

Cash Flows From Investing Activities

Net cash used in investing activities of $131,397 for the year ended December 31, 2009 was primarily attributable to$131,397 due from related parties.

Cash Flows From Financing Activities

Net cash of $374,624 provided by financing activities in the year ended December 31, 2009 resulted primarily from advances from shareholders and related parties, as described above.

FINANCING

We are still an exploration stage company. We ended fiscal 2009 with $27,194 of cash and equivalents. Given our current cash usage rate, we can provide no assurance that our available cash and the cash we anticipate generating from operating activities will be sufficient to sustain our operations for the next twelve months.

INTERNAL SOURCES OF LIQUIDITY

There is no assurance that funds from operations will meet the requirements of our daily operations in the future. In the event that we have insufficient cash to meet our operating requirements, we will need to seek external financing to maintain liquidity.

EXTERNAL SOURCES OF LIQUIDITY

Our management will review any financing options available to us, but we cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to or if we can, that the terms of such financing will be favorable to us and our shareholders.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2009.

OFF-BALANCE SHEET ARRANGEMENTS.

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

None

SUBSEQUENT DEVELOPMENTS

Non-Reliance issues.

On March 18, 2010, we filed a Form 8-K and an amended Form 10-K for the period ended December 31, 2008. In consultation with Brock, Schechter & Polakoff (“BSP”), our independent registered public accounting firm at that time, we concluded on February 22, 2010 that the financial statements for the fiscal year ended December 31, 2008, as presented in our Report on Form 10-K for that year, should no longer be relied upon due to the accounting issues more fully described in our Form 8-K filing.

The Company restated its financial statements for the fiscal year ended December 31, 2008 by disclosing the effect of these accounting issues in our amended Form 10-K.

On May 31 and June 6, 2011, we filed a Form 8-K and a Form 8-K/A to report the resignation of BSP as the
Company’s auditor and that our Annual Report on Form 10-K for the year ended December 31, 2009, and our
Quarterly Reports for the fiscal quarters ended March 31, June 30 and September 30, 2010 could not be relied upon for the reasons stated in the May 31 Form 8-K. We also reported that we had retained Parker Randall CF (H.K.)
CPA limited (“Parker Randall”) as our audit firm. This Form 10-K/A is being filed to amend our Form 10-K for the
2009 fiscal year and includes our restated financial statements and an audit report thereon from Parker Randall.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United
States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities to comply with generally accepted accounting principles. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from our estimates, which would affect the related amounts reported in our financial statements.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

Method of Accounting

The Company maintains its accounts and prepares its financial statements using the accrual method accounting .
The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2009 and 2010consolidate the financial statements of North American and its 100% owned subsidiary Wah Bon, 100% owned subsidiary
Tai  Ping  Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining.
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

Business combinations and consolidated financial statements

Business combinations involving enterprises under common control

A business combination involving enterprises under common control is a business combination in which all of the combining enterprises are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. The assets and liabilities obtained are measured at the carrying amounts as recorded by the enterprise being combined at the combination date. The difference between the carrying amount of the net assets obtained and amount of consideration paid for the combination (or the value of shares issued) is accounted for by an adjustment to the capital premium (or share premium) in the capital reserve.
If the balance of the capital premium (or share premium) is insufficient, any excess is charged against retained earnings. The combination date is the date on which one combining enterprise effectively obtains control of the other combining enterprises.

Business combinations involving enterprises not under common control

A business combination involving enterprises not under common control is a business combination in which all of the combining enterprises are not ultimately controlled by the same party or parties both before and after the business combination. Where 1) the aggregate of the fair value at the acquisition date of assets transferred
(including the acquirer’s previously held equity interest in the acquiree), liabilities incurred or assumed, and equity securities issued by the acquirer, in exchange for control of the acquiree, exceeds 2) the acquirer’s interest in the fair value of the acquiree’s identifiable net assets, the difference is recognized as goodwill.
Where 1) is less than 2), the difference is recognized in profit or loss for the current period. The costs of the issuance of equity or debt securities as a part of the consideration paid for the acquisition are included as a part of initial recognition amount of the equity or debt securities. Other acquisition-related costs arising from the business combination are recognized as expenses in the periods in which the costs are incurred. The difference between the fair value and the carrying amount of the assets transferred is recognized in profit or loss.
The acquisition date is the date on which the acquirer effectively obtains control of the acquiree.

The acquirer, at the acquisition date, allocates the cost of the business combination by recognizing the acquiree’s identifiable asset, liabilities and contingent liabilities at their fair value at that date.

In a business combination, the acquiree’s deductible temporary differences obtained by the Group are not recognized if the deductible temporary differences do not satisfy the criteria for recognition of deferred tax assets at the acquisition date. The Group recognizes the relevant deferred tax assets and reduces goodwill accordingly if within 12 months of the acquisition date, new or updated information indicates that at the acquisition date, the obtained deferred tax benefit is expected to be realized in future periods. If the goodwill is insufficient to be deducted, any remaining deferred tax benefits shall be recognized in profit or loss for the current period. All other acquired deferred tax benefit shall be included in profit or loss for the current period.

Consolidated financial statements

The consolidated financial statements comprise the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities.
In assessing control, potential voting rights, such as warrants and convertible bonds, that are currently exercisable or convertible, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

Where a subsidiary is acquired during a reporting period through a business combination involving enterprises under common control, the consolidated financial statements of the subsidiary are included in the consolidated financial statements as if the combination had occurred at the date that the ultimate controlling party first obtained control. Therefore the opening balances and the comparative figures of the consolidated financial statements are restated. In the preparation of the consolidated financial statements, the subsidiary’s assets, liabilities and results of operations are included in the consolidated balance sheet and the consolidated income statement, respectively, based on their carrying amounts, from the date that common control was established.

Where a subsidiary is acquired during a reporting period through a business combination involving enterprises not under common control, the identifiable assets, liabilities and results of operations of the subsidiaries are consolidated into consolidated financial statements from the date that control commences, based on the fair value of those identifiable assets and liabilities at the acquisition date.For a business combination not involving enterprises under common control and achieved in stages, the Group remeasures its previously-held equity interest in the acquiree to its fair value at the acquisition date. The difference between the fair value and the carrying amount is recognized as investment income for the current period; the amount recognized in other comprehensive income relating to the previously-held equity interest in the acquiree is reclassified as investment income for the current period.

Where the Company acquires a minority interest from a subsidiary’s minority shareholders or disposes of a portion of an interest in a subsidiary without a change in control, the difference between the amount by which the minority interests are adjusted and the amount of the consideration paid or received is adjusted to the capital reserve in the consolidated balance sheet. If the credit balance of capital reserve is insufficient, any excess is adjusted to retained earnings.

When the Group loses control of a subsidiary due to the disposal of a portion of an equity investment, the remaining equity investment is remeasured at its fair value at the date when control is lost. The difference between 1) the total amount of consideration received from the transaction that resulted in the loss of control and the fair value of the remaining equity investment and 2) the carrying amounts of the interest in the former subsidiary’s net assets immediately before the loss of the control is recognized as investment income for the current period when control is lost. The amount recognized in other comprehensive income in relation to the former subsidiary’s equity investment is reclassified as investment income for the current period when control is lost.

Minority interest is presented separately in the consolidated balance sheet within shareholders’ equity.
Net profit or loss attributable to minority shareholders is presented separately in the consolidated income statement below the net profit line item.

When the amount of loss for the current period attributable to the minority shareholders of a subsidiary exceeds the minority shareholders’ portion of the opening balance of shareholders’ equity of the subsidiary, the excess is allocated against the minority interests.

When the accounting period or accounting policies of a subsidiary are different from those of the Company, the Company makes necessary adjustments to the consolidated financial statements of the subsidiary based on the Company’s own accounting period or accounting policies. Intra-group balances and transactions, and any unrealised profit or loss arising from intra-group transactions, are eliminated in preparing the consolidated financial statements. Unrealised losses resulting from intra-group transactions are eliminated in the same way as unrealised gains, but only to the extent that there is no evidence of impairment.

The acquisition on March 22, 2007, which Chang Jiang entered into an agreement with the majority stockholder of Chang Jiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by this related party; the acquisition on August 15, 2007, which 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang pursuant to which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang;
The acquisition on September 2, 2007, in which Wah Bon acquired 100% ownership of Tai Ping Yang at a consideration of $128,205 in cash were all accounted for as a reorganization of entities under common control.

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC ("PRC GAAP"), the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company to present them in conformity with US GAAP.

Economic and Political Risks

The Company's operations are conducted in the PRC and involve risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Use of Estimates

In preparing of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable and amounts due from a related party. The Company places its cash with financial institutions with high-credit ratings and quality. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Property, machinery and mining assets

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.  Estimated useful lives are as follows:

Machinery	5 years
Motor vehicles	10 years
Furniture and office equipment	5 years

Intangible assets

We have exploration rights for a 61.27 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County in the Shaanxi Province of China. Our land use rights are amortized over their fifty year term.We have performed tests on the site but we have not begun mining activity. We originally planned to participate in constructing a theme park business on the parcel, but have delayed those plans while we direct our resources on the mining opportunities. We have leased our land use right to Huanghe wet land park Co.,Ltd. Therefore we can focus our management in the mining segment.

From 2003 until the present, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of the People's Republic of China. Dongfang Mining was granted an exploration right for lead, zinc and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006. The
Company engaged the Geology and Mineral Bureau of Shaanxi to conduct a preliminary survey which reported preliminary positive findings for mineral deposits at this site.

Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos.
142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment
or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is  written down to its fair value. The Company believes that no impairment of furniture and equipment.

Fair value of financial instruments

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

The carrying value of current assets and liabilities approximate their fair value because of their short-term nature.

Goodwill

Goodwill arising on an acquisition of a subsidiary represents the excess of the cost of acquisition over the company’s interest in the fair value of the identifiable assets, liabilities and contingent liabilities of the relevant business at the date of acquisition. Such goodwill is carried at cost less any accumulated impairment losses.

Capitalized goodwill arising on an acquisition of a subsidiary is presented separately in the consolidated balance sheet.

For the purposes of impairment testing, goodwill arising from an acquisition is allocated to each of the relevant cash-generating units, or groups of cash-generating units, that are expected to benefit from the acquisition. A cash-generating unit to which goodwill has been allocated is tested for impairment annually and whenever there is an indication that the unit may be impaired. For goodwill arising on an acquisition during  a fiscal year, the cash-generating unit to which goodwill has been allocated is tested for impairment before the end of that fiscal year.
When the recoverable amount of the cash-generating unit is less than the carrying amount of the unit, an impairment loss is allocated to reduce the carrying amount of any goodwill allocated to the unit first, and then to the other assets of the unit pro rata on the basis of the carrying amount of each asset in the unit. Any impairment loss for goodwill is recognised directly in the consolidated income statement. An impairment loss for goodwill is not reversed in subsequent periods.

On disposal of a subsidiary, the attributable amount of goodwill capitalised is included in the determination of the amount of profit or loss on disposal.Goodwill in the amount of arose on acquisition of 40% interest in Dongfang for $3,117,267 on February 6, 2007.

Impairment loss of goodwill

Determining whether goodwill has been impaired requires estimation of its value to the cash-generating units to which goodwill has been allocated. The value in use calculation requires the entity to estimate the future cash flows expected to arise from the cash-generating unit and a suitable discount rate in order to calculate the present value.
Where the actual future cash flow are less than expected, a material impairment loss may arise.
The goodwill which arose on acquisition of Dongfang was identified to be fully impaired and we reduced goodwill by $22,786,715 to zero, effective in 2007. Relevant information refers to Note 8.

Foreign Currency Translation

The Group maintains its consolidated financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of "Wah Bon" is Hong Kong dollar (“ HKD”), and the functional currency of "Tai Ping Yang", "Chang Jiang" and "Dongfang Mining" are the Renminbi (“RMB”).
Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon",
"Tai Ping Yang", "Chang Jiang" and "Dongfang Mining" which are prepared using the functional currency have been translated into United States dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

HK$ is pegged to US$ and hence there is no significant translation adjustment impact on these consolidated financial statements.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Revenue Recognition

The Company operated in two reportable segments, theme park and exploration in the years ended December 31, 2010 and 2009.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current \
accounting standards as components of comprehensive income are required to be reported in a consolidated financial statement that is presented with the same prominence as other financial statements. At present, the only component of other comprehensive income is the company’s foreign currency translation adjustment.

FINANCIAL INSTRUMENTS

We do not employ derivative financial instruments and have no foreign exchange contracts. Our financial instruments are primarily cash and cash equivalents, but also include receivables, payables, long term debt, and short term notes. We do not try to manage risk of foreign exchange rates or engage in hedging activities.

FOREIGN EXCHANGE RATES

All of our sales are in the Chinese currency, RMB, but our financial reporting is in U. S. dollars. We are therefore subject to fluctuations in foreign exchange rates in our reports. There can be no assurance that changes in foreign exchange rates will not have a material adverse impact on our financial reporting and a negative effect on the prices of our securities.

Foreign currency translation gain or loss is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation gain (loss) recorded for the years ended December 31, 2009 and 2008 was $10,140 and $-756,080 respectively. The equity accounts were stated at their historical rate.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page[ 39 ]
of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In July 2008, we dismissed Jimmy C.H. Cheung & Co. as our principal independent accountants, and engaged
Brock, Schechter & Polakoff, LLP (“BSP”) as our principal independent accountants to audit our financial statements for the fiscal year ended December 31, 2009 and 2008, to be included on our Form 10-K under Section
13(a) or 15(d) under the Exchange Act of 1934, as amended, and for the fiscal quarterly reports. The change in our principal independent accountants was not the result of any disagreement with Jimmy C.H. Cheung & Co.
Management and the board of directors at that time participated in and approved the decision to change the principal independent accounts. Our financial statements for the year ended December 31, 2007 were audited by Jimmy C.H.
Cheung & Co. Our financial statements for the years ended December 31, 2006, 2005, 2004 and 2003 were audited by Sartain Fischbein & Company, CPA. Jimmy C.H. Cheung & Co.’s reports on our financial statements did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except that the reports contained an explanatory paragraph indicating that substantial doubt exists about our ability to continue as a going concern. We have had no disagreements with Jimmy C.H. Cheung &
Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Jimmy C.H. Cheung & Co., would have caused it to make reference to the subject matter of any such disagreements in their reports on the financial statement for the year ended December 31, 2007.

Resignation of Former Auditor

On January 5, 2011, Brock, Schechter & Polakoff, LLP (“BSP”) resigned as the principal independent accountant to audit the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2010.
The Company’s Board of Directors accepted BSP’s resignation. During the years ended December 31, 2009 and
2008, and the subsequent interim periods, there was a disagreement between BSP and the Company, arising with regard to the filing by the Company of the September 30, 2010 Quarterly Report on Form 10-Q without prior approval by BSP. Further, BSP advised the Company that (i) BSP’s report for the year ended December 31, 2008 contained a going concern paragraph and a scope limitation on the value of goodwill; (ii) BSP’s report for the year ended December 31, 2009 contained a going concern paragraph and scope limitations for the value of goodwill and shares of stock; and (iii) certain material weaknesses were noted by BSP: (A) the Company does not have the internal controls necessary to develop reliable financial statements; (B) the Company does not have sufficient knowledge of all the necessary financial statement disclosures that are required to be made in accordance with U.S.
generally accepted accounting principles; (C) the Company’s Board of Directors contained various members of management and was not independent; and (D) the Company lacked an independent audit committee to oversee the external financial reporting process and the internal control over financial reporting as required by the Sarbanes-
Oxley Act of 2002.

On January 7, 2011, the Company was formally notified by BSP of the following:

(i) The September 30, 2010 condensed consolidated financial statements and the Form 10-Q for the related quarter should not be relied upon.

(ii) The September 30, 2010 Quarterly Report on Form 10-Q was filed without prior approval by BSP and failed to address issues identified by the SEC, and for these reasons should be considered deficient and not timely filed.

(iii) The Company’s December 31, 2009 consolidated financial statements and Form 10-K for the year ended
December 31, 2009 include errors identified by the SEC that require correction, and that report, including its financial statements, should not be relied upon.

(iv) The March 31,2010 and June 30,2010 condensed consolidated financial statements and Forms 10-Q include errors identified by the SEC that need to be corrected and those reports should not be relied upon.

Engagement of New Auditor

On March 18,2011 the company engaged Parker Randall (H.K) CPA Limited (“Parker Randall”) as its independent accounting firm. The desion to engage Parker Randall was approved by the Company’s Board of Directors. BSP had and used ,the opportunity to communicate with Parker Randall regarding the Company’s financial statements, any disagreement between BSP and the Company’s,and the Company’s internal controls

ITEM9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Amendment No. 1, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the
Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.
In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal
Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We note the following deficiencies that management believes to be material weaknesses:

a) Various members of the Company’s executive management are also members of its board of directors, including the board’s chairman. This situation prevents a truly independent review of the actions of the Company’s management.

b) The Company does not have an independent audit committee to oversee the external financial reporting process and the internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002. This, in combination with the lack of an independent board of directors, creates a material weakness in the oversight of the
Company’s management, its internal control and its financial reporting process.

c) The Company does not have the internal controls necessary to develop reliable financial statements.

In addition, management notes the following deficiency that management considers to be a significant deficiency:

The Company does not have sufficient knowledge of all the necessary financial statement disclosures that are required to be made in accordance with U.S. generally accepted accounting principles.

Based on the material weakness described above, management has concluded that, as of December 31, 2009, the
Company's internal control over financial reporting was not effective based on the criteria in Internal control -
Integrated framework issued by the COSO.

The Company intends to take the following steps as soon as practicable to remediate the material weakness and significant deficiency we identified as follows:

1. We intend to recruit independent directors such that at least a majority of our Board is independent.

2. We intend to constitute audit, nominating and compensation committees comprised entirely of independent directors and to adopt committee charters for those committees, in accordance with the corporate governance standards of the New York Stock Exchange. We intend that at least one member of our Audit
Committee will qualify as an “Audit Committee financial expert.”

3. We intend to recruit an individual with experience and familiarity with generally accepted accounting principles, as applied in the United States, to help implement and document a system of internal control sufficient to develop reliable financial statements, and to be responsible for our external reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-
15(f) of the Exchange Act) that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December
31, 2009.

		POSITION AND OFFICE
NAME	AGE	HELD WITH THE COMPANY
Chen Wei Dong	40	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	43	Director
Wang Sheng Li	43	Director
Li Ping	48	Director and Chief Financial Officer
Li Ping	36	Director
Tian Hai Long	37	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2009, none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2009, we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2009, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involve for the past ten years in any of the events listed in item 401(f) of Regulation S-K.

Chen Wei Dong – President, Chief Executive Officer and Chairman of the Board

Mr. Chen is the President, Chief Executive Officer and Chairman of our board of directors. He has served in these functions since March 2006. From 2001 to January 2006, he served as the General Manager of Du Kang Trading
Company, a distributor of alcoholic beverages. Mr. Chen graduated from China’s Northwestern University majoring in Enterprise Management. We believe Mr. Chen’s qualifications to serve on our board of directors include his expertise in business and corporate strategy, and his knowledge regarding our Company and industry.

Zhang Hong Jun – Director

Mr. Zhang has been a director of our Company since August 2006. In 2000, he was named to serve as the Executive
Commissioner of the Shaanxi Federation of Industry & Commerce, an academician of the China Academy of
Management of Science, the Shaanxi Deputy of the National People’s Congress, a member of the Shaanxi Executive
Commission of the Political Consultation Committee, and the Vice Chairman of the Beijing Federation of Shaanxi
Commerce. From February 2002 to May 2006, Mr. Zhang served as Chairman and CEO of Shaanxi Bai shui Du
Kang Liquor Co., where his responsibilities included raising capital, as well as corporate culture and brand construction. Mr. Zhang received his MBA Certificate from the China Academy of Management of Science. He joined our board in August 2006. Our board believes that his entrepreneurial qualities, his governmental, political and association experience, and his business acumen offer a valuable perspective to our Company.

Wang Sheng Li – Director

Mr. Wang has been a director of our Company since March 2006. From 1998 to March 2006, he served as the general manager of Xi Deng Hui Alcohol Co. Ltd. Mr. Wang is in charge of the development and maintenance of our public relations, as well as the leasing of our real estate. Mr. Wang studied in Xi’an Petroleum University
Electron Construction School, where he majored in computers. We believe that Mr. Wang’s qualifications to serve on our board of directors include his significant local community network as well as his knowledge regarding our
Company and our industry.

Li Ping - Director and Chief Financial Officer

Ms. Li has been our Chief Financial Officer since March 2008. From 2000 to 2005, she worked as CFO of China
Life Insurance Company, Weinan branch. From September 2005 to January 2008, Ms. Li was a professor at China’s
Northwest Business College. Ms. Li has substantial experience in financial management and in the regulations, tax system and banking business of China. Ms. Li studied in the Shaanxi Finance and Economics College from 1985 to
1991, where she majored in Finance and Economics Management. Our board of directors believes that Ms. Li’s judgment, decision making, and experience in the financial and accounting industry, provide a valuable perspective to our Company.

Tian Hai Long- Director

Mr. Tian has been a director of the Company since March 2006. From May 1998 to December 2006, he served as the marketing director in Shaan Xi Hong Yuan E-commerce Limited Co., and as marketing general manager for
Shaan Xi Bai Shui Trade Limited Co. Mr. Tian participates in formulating the Company’s mineral resources market research work and establishing our network database for minerals logistics. He studied in Xi’an Technological
University Electronic Information School, where he majored in e-commerce and marketing management. We believe Mr. Tian’s qualifications to serve on our board of Directors include his extensive experience in marketing as well as his knowledge of our Company and industry.

Li Ping – Director

Ms. Li has been a director of the Company since September 2006. From 2002 to 2006, she was a teacher in Shaanxi
Northwest Metallurgy College. She graduated from Shaanxi Metallurgy College in 1992 and majored in
Metallurgy.

Audit Committee

We did not have an audit committee at December 31, 2009, and we are in the process of developing one.

Code of Ethics

We have adopted a code of ethics (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The
Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

• Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

• Full, fair, accurate, timely and understandable disclosure in reports and documents that registrant files with, or submits to, the Commission and in other public communications made by the registrant

• Compliance with applicable governmental laws, rules and regulations The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

• Accountability for adherence to the code.

Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: China
Changjiang Mining and New Energy Company., Ltd., 17th Floor, Xinhui Mansion, Gaoxin Road, Hi-Tech Zone,
Xi’An, P.R. China 710075.

We are in the process of reviewing and updating our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10%
of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no reports required to be filed by Section 16(a) of the Exchange Act were untimely during fiscal 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The following table and the accompanying notes provide detailed information for each of the last two fiscal years ended 2009 and 2008 concerning cash and non-cash compensation paid or accrued to our named executive officers.

Summary Compensation Table — Fiscal Years Ended December 31, 2009 and 2008

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chen Wei Dong	2008	$85,674	0	0	0	0	0	0	$85,674
(Chairman of Board and CEO)	2009	$99,587	0	0	0	0	0	0	$99,587

Li Ping	2008	$7,323							$7,323
Director and Chief Financial Officer	2009	$8,787	0	0	0	0	0	0	$8,787

(1)       Compensation paid in RMB has been converted at the rate of $1USD = 6.8282RMB.

We have not entered into any employment agreements with our employees, officers or directors.

Director Compensation

In 2009, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2009, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan
We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of
September 1, 2011 for:

•	Each stockholder, or group of affiliated stockholders, who we know beneficially to own more than 5% of the outstanding shares of our common stock;

•	Each of our current directors;

•	Each of our executive officers; and Each of our current directors and current executive officers as a group.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. We believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

The number of shares and percentages of beneficial ownership set forth below are based on 63,854,934 shares of common stock outstanding as of September 1, 2011, which gives effect to our 1-for-10 reverse split of our common stock and the conversion of all outstanding shares of Series C Preferred Stock into 609 million shares of common stock.

Name and Address of Beneficial Owner(1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	1%
Zhang Hong Jun	35,174,152	55.1
Wang Sheng Li	7,442,558	11.7
Li Ping	6,079,408	9.5
Tian Hai Long	6,079,408	9.5
Chen Min	5,470,859	8.6

Officers and Directors as a Group	60,854,934	95.3%
(6 people)

(1) The address for each beneficial owner is Seventeenth Floor, Xinhui Mansion, Gaoxin Road
Hi-Tech Zone, Xi’An P.R. China 71005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTV TRANSACTIONS

Loans from Related Parties [NEED DISCUSSION WITH COMPANY]
Our related parties are the following individuals and entities: (i) Mr. Wang Shengli and Nie Pingjun, and Ms. Chen
Min, all three of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; and (iii) the following companies: Du Kang Liquor Sales Co., Ltd., Huiton World Property

Superintendent Company, Xi Deng Hui Development Stock Co., Ltd. Zhongke Lvxiang Development Stock Co.,
Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd.

As of December 31, 2009, the related parties owed the Company $856,627, for advances made on an unsecured basis, repayable on demand and interest free.

As of December 31, 2009, the Company owed $2,653,396 to two former stockholders, Shen Li Wang and Min
Chen of Changjiang for advances  made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 5.94% per year on the amounts due. Shen Li Wang and Min Chen own 1.4% shares of Shanxi
Changjiang Mining and New Energy Co.Ltd respectively.

As of December 31, 2009, the Company owed to three individuals an aggregate of $1,450,283, as follows:

USD
Hongjun Zhang	1,360,948
Pingjun Nie	82,013
Shenli Wang	7,323
Total	1,450,283

The Company owed the seven companies listed above an aggregate of $2,293,036, as follows:

Du Kang Liquor Sales Co., Ltd.	120,090
Xi Deng Hui Development Stock Co., Ltd	245,467
Huitong World Property Superintendent Company	366,129
Zhongke Lvxiang Development Stock Co., Ltd	1,066,240
Shaanxi Bai Shui Du Kang Brand Management Co.,Ltd.	14,645
Shaanxi Du Kang Liquor Group Co., Ltd	198,392
Shaanxi Changjiang electricity new energy Co.Ltd	282,073
Total	2,293,036

Imputed interest is charged at 5.94% per year on the amount due.

Consulting Fees
E.H. Hawes, II served a the chairman of the board, President and Chief Executive Officer of North American until
February 2008. Mr. Hawes has provided certain consulting services to the Company and was paid $ 0 in consulting fees during 2008 and 2007. He did not receive a salary from the Company and , the sum of $170,000 was paid to him in settlement of all claims and obligations.

At the completion of the reverse merger transaction between North American and the Company in February 2008, we paid Capital Advisory Services, Inc. $370,000 and issued 3,700 shares of Series C Preferred Stock in satisfaction of our obligation for the legal and consulting fees incurred in connection with the reverse merger transaction.
Stanley F. Wilson was the CEO of Capital Advisory Services. From 2006 until completion of the reverse merger transaction, Capital Advisory Services provided consultation to the Company in connection with its business plan, evaluation of companies for potential mergers, and assistance to management in completing required tasks necessary for securities law compliance. On January 10 and January 21, 2010, we issued 4,500,000 shares of common stock in exchange for 3,700 Series C Preferred shares, according to the exchange agreement. All such shares were restricted securities and could not be resold without registration or an exemption from registration under the Securities Act.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s policy with regard to any transactions between the Company and a related person is that such transactions must be on terms at least as favorable to the Company as arms’-length transactions of similar types with unaffiliated third parties. Additionally, all related party transactions must be disclosed to, and considered and approved by, our board of directors prior to entering into any such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

Fees Billed for Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Brock, Schechter
& Polakoff, LLP for the audit of our financial statements for the years ended December 31, 2009 and 2008.

	Year Ended December 31

	2009 (2)	2008 (2)
Audit Fees (1)	$33,000	$30,000
Audit-Related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$33,000	$37,000

On March 18, 2011, we engaged Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) as our independent accounting firm for purposing of performing another audit of our financial statements for the years ended December
31, 2007, 2008, 2009 and 2010. The following table represents the aggregate fees billed for professional audit services rendered to Parker Randall for the audit of our financial statements for the years ended December 31, 2009 and 2008.

	Year Ended	December 31
	2009 (2)	2008 (2)
Audit Fees (1)	$13,875	$13,875
Audit-Related Fees (3)	[____]	[___]
Tax Fees (4)	[____]	[___]
All Other Fees (5)	[____]	[___]
Total Accounting Fees and Services	$13,875	$13,875

(1) Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) The amounts shown in 2009 and 2008 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008.
(3) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related
Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Brock, Schechter & Polakoff, LLP were pre-approved by our Board of Directors.
All of the services rendered to us by Parker Randall have been pre-approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this Amendment No.1:

(a)(1) Consolidated Financial Statements:
The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.
(a)(2) Financial Statement Schedule:
All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(b) Exhibits Required by Item 601 of Regulation S-K:
The exhibits listed on the Exhibit Index (following the signatures section of this Amendment No.1) are included, or incorporated by reference, in this Amendment No.1.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page(s)
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	41-42

CONSOLIDATED BALANCE SHEETS	42-43

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME	44

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	45-46

CONSOLIDATED STATEMENT OF CASH FLOWS	47-48

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	49-64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Changjiang Mining & New Energy Company, Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Company, Ltd. (the "Company") as of December 31, 2009, 2008 and 2007, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2009, 2008 and 2007. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, 2008 and 2007, and the consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

With respect to those qualifications expressed by the predecessor auditor on its audit opinion for years ended December 31, 2009, 2008 and 2007, we have performed our audit procedures in respect of those qualifications and those adjustments that have been made by the Company in respect of those qualifications under the current report for those prior periods without having the predecessor auditor to reissue the prior period audit report.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants,
Hong Kong
November 21, 2011

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

Notes		December 31, 2009	December 31, 2008	December 31, 2007
ASSETS		$	$	$
Current assets
Cash and cash equivalents		27,194	23,878	479,859
Notes receivable	4	-	-	133,000
Due from related parties	5	-	152,033	-
Other current assets and prepayments	3	461,504	674,716	520,487
Total current assets		488,698	850,627	1,133,346

Property, Plant and Equipment, net	6	201,084	235,584	253,016
Land use rights, net	7	16,597,699	16,987,068	16,272,927
Goodwill	8	-	-	-
Long-term investment		292,903	292,629	-
Due from related parties	10	856,627	572,518	454,040
Total non-current assets		17,948,313	18,087,799	16,979,983

TOTAL ASSETS		18,437,011	18,938,426	18,113,329

See accompanying notes to the consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (continued)
AS OF ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

Notes		December 31, 2009	December 31, 2008	December 31, 2007
		$	$	$
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		-	-	59,874
Other payables and accrued liabilities	9	71,179	66,587	165,245
Notes payable - related parties		434,139	434,137	573,146
Total current liabilities		505,318	500,724	798,265
Non-current liabilities
Due to related parties	11	3,743,320	3,444,625	2,389,188
Due to shareholders		2,653,396	2,627,395	2,134,434
Payable on acquisition of a subsidiary		1,829,611	1,827,898	1,874,565
Total non-current liabilities		8,226,327	7,899,918	6,398,187

TOTAL LIABILITIES		8,731,645	8,400,642	7,196,452
SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2009, 2008 and 2007, respectively)	14	5,000	5,000	5,000
Common stock ($0.01 par value, 250,000,000 shares authorized, 37,716,588 shares, 33,216,588 shares, 24,216,588 shares issued and outstanding as of December 31, 2009, 2008, and 2007 respectively)	13	377,166	332,166	242,166
Treasury stock		(489,258)	(489,258)	(489,258)
Additional paid-in capital		14,180,973	14,170,352	13,730,284
Retained earnings		(6,258,430)	(5,336,755)	(3,636,156)
Non-controlling interests		459,350	435,854	400,496
Effect of foreign currency translation		1,430,565	1,420,425	664,345
TOTAL SHAREHOLDERS’ EQUITY		9,705,366	10,537,784	10,916,877
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY		18,437,011	18,938,426	18,113,329

See accompanying notes to the consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

Notes	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
	$	$	$
Net sales	-	—	—
Cost of sales	-	—	—
Gross profit	-	—	—
Administrative expenses	(453,534)	(1,239,700)	(89,680)
Depreciation	(36,755)	(35,779)	(23,675)
Amortization	(405,100)	(391,451)	(359,903)
Profit from operations	(895,389)	(1,666,930)	(473,258)

Other Income (Expenses)
Interest income	152	2,909	1,922
Interest expenses	-	-	-
Other expenses	(2,942)	(1,220)	(1,323)
Total Other Income (Expense)	(2,790)	1,689	599

Income(Loss) before non-controlling interests and tax	(898,179)	(1,665,241)	(472,659)
Non-controlling interests(loss)	(23,496)	(35,358)	(96,097)

Net loss	(921,675)	(1,700,599)	(568,756)
Other comprehensive income
Effects of foreign currency conversion	10,140	(756,080)	411,136
Comprehensive income/(loss)	(911,535)	(2,456,679)	(157,620)

Net loss per share
Basic	(0.02444)	(0.051197)	(0.023487)
Diluted	(0.00143)	(0.002648)	(0.000898)

Weighted average number of shares outstanding
Basic	37,716,588	33,216,588	24,216,058
Diluted	646,716,588	642,216,588	633,216,058

See accompanying notes to the consolidated financial Statement

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007(Stated in US Dollars)
	Preferred Stock		Common Stock		Treasury Stock		Additional paid-in capital	Non-controlling Interest	Retained earnings	Accumulated other comprehensive income	Total
	Share	Amount	Share	Amount	Share	Amount
		$		$		$	$	$	$	$	$
Balance at December 31, 2006	-	-	-	-	-	-	33,667,990	1,314,094	(3,067,400)	1,075,481	32,990,165

Issuance of preferred stock	500,000	5,000	-	-	-	-	245,000	-	-	-	250,000
Recapitalization	-	-	24,216,588	242,166	17,572,494	(489,258)	(20,182,706)	304,399	-	-	(20,125,399)
Disposal of subsidiary	-	-	-	-	-	-	-	(1,314,094)	-	-	(1,314,094)
Net income (loss) for the year	-	-	-	-	-	-	-	96,097	(568,756)	-	(472,659)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(411,136)	(411,136)

Balance at December 31, 2007	500,000	5,000	24,216,588	242,166	17,572,494	(489,258)	13,730,284	400,496	(3,636,156)	664,345	10,916,877

Issuance of common stock	-	-	9,000,000	90,000	-	-	440,068	-	-	-	530,068
Net income (loss) for the period	-	-	-	-	-	-	-	35,358	(1,700,599)	-	(1,665,241)
Foreign currency translation gain(loss)	-	-	-	-	-	-	-	-	-	756,080	756,080
Balance at December 31, 2008	500,000	5,000	33,216,588	332,166	17,572,494	(489,258)	14,170,352	435,854	(5,336,755)	1,420,425	10,537,784

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

	Preferred Stock		Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Share	Amount	Additional paid-in capital	Non-controlling Interest	Retained earnings	Accumulated other comprehensive income	Total
		$		$		$	$	$	$	$	$
Balance at December 31, 2008	500,000	5,000	33,216,588	332,166	17,572,494	(489,258)	14,170,352	435,854	(5,336,755)	1,420,425	10,537,784

Issuance of common stock	-	-	4,500,000	45,000	-	-	(45,000)	-	-	-	-
Recapitalization	-	-	-	-	-	-	55,621	-	-	-	55,621
Net income (loss) for the year	-	-	-	-	-	-	-	23,496	(921,675)	-	(898,179)
Foreign currency translation gain(loss)	-	-	-	-	-	-	-	-	-	10,140	10,140
Balance at December 31, 2009	500,000	5,000	37,716,588	377,166	17,572,494	(489,258)	14,180,973	459,350	(6,258,430)	1,430,565	9,705,366

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
	$	$	$
Cash Flows from Operating Activities
Net loss	(921,675)	(1,700,599)	(568,756)
Provided by operating activities:
Depreciation and amortization	441,855	427,230	383,578
Goodwill impairment	-	-	3,119,502
Interest receivable	-	(45,560)	-
Interest paid	-	103,137	-
Non-controlling interests	23,496	35,358	96,097
Other current assets and prepayments	213,844	(118,436)	(115,969)
Other payables and accrued liabilities	4,530	(349,590)	(98,485)

Net cash provided by (used in) operating activities	(237,950)	(1,648,460)	2,815,967

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,149)	(36,462)
Due from related parties	(131,397)	200,780	(454,040)
Acquisition of long-term investment	-	(292,629)	(2,422,142)
Interest received	-	45,560	-
Net cash used in investing activities	(131,397)	(48,438)	(2,912,644)

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
	$	$	$
Cash flows from financing activities
Proceeds from notes payable	-	(6,009)	(133,000)
Interest paid	-	(103,137)	-
Common stock issued for legal expense	45,000	90,000	-
Due to related parties	295,465	1,055,437	1,592,291
Due to shareholders	34,159	492,961	429,330
Net cash provided by/(used in) financing activities	374,624	1,529,252	1,888,621

Net increase (decrease) in cash and cash equivalents	5,277	(167,646)	1,791,944
Effect of foreign currency translation on cash	(1,961)	(288,335)	(2,099,768)
Cash and cash equivalents at beginning of year	23,878	479,859	787,683

Cash and cash equivalents at end of year	27,194	23,878	479,859

48           See accompanying notes to the consolidated financial statements

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware in 1969. The Company has had no operations or significant assets since incorporation to the year ended December 31, 2006.

Hong Kong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 as an investment holding company.

Chang Jiang Shi You Neng Yuan Fa Zhan Gu Fen You Xian Gong Si ("Chang Jiang") (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xi’An, PRC.

In August 2005, Chang Jiang contributed land use rights valued at $7,928,532 in lieu of cash to the registered capital of Shanxi Huanghe Wetland Park Company Limited ("Huanghe"), representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shaanxi Chang Jiang Petroleum and Energy Development Co., Limited and is engaged in the development of a theme park in Xi’An, PRC.

On February 5, 2007, Chang Jiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") for $3,117,267 in cash. Dongfang Mining is engaged in exploration for lead, zinc and gold for mining in Xi’An, PRC.

On March 22, 2007, Chang Jiang entered into an agreement with the majority shareholder of Chang Jiang to exchange its 92.93% interest in Huanghe for a 20% equity interest in Dongfang Mining owned by this related party.

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

On August 15, 2007, 97.2% of the shareholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang in which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang and cash of $1,328,940 payable on or before December 31, 2007.

On September 2, 2007, Wah Bon acquired 100% ownership of Tai Ping Yang for a cash consideration of $128,205.

On May 30, 2007, amended to July 5, 2007, North American entered into a Material Definitive Agreement, pursuant to which the shareholders of Chang Jiang exchanged all their shares in Chang Jiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American which carried the right of 1,218 votes per share and was convertible to 609,000,000 common shares. In connection with the exchange, Chang Jiang will also deliver $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock shall automatically be converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining and New Energy Company Limited and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon becomes a wholly owned subsidiary of North American.

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

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

On February 4, 2008, (the "Closing Date") we acquired Hongkong Wah Bon Enterprise Limited ("Wah Bon") and its three subsidiaries: Shanxi Tai Ping Yang Xin Neng Yuan Development Company Limited ("Tai Ping Yang "); Shanxi Chang Jiang Shi You Neng Yuan Fa Zhan Gu Fen You Xian Gong Si ("Chang Jiang") and Dongfang Mining Company Limited ("Dongfang Mining".) Wah Bon owns 100% of Tai Ping Yang. Tai Ping Yang owns 97.2% of Chang Jiang; and Chang Jiang owns 60% of Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Chang Jiang and Dongfang Mining respectively.

Accordingly, the consolidated financial statements include the following:
(1) The consolidated balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)The statement of operations including the operations of the acquirer for the periods presented and the  operations of the acquiree from the date of the merger.

China Changjiang, North American, Wah Bon, Tai Ping Yang, Chang Jiang and Dongfang Mining are hereafter referred to collectively as "the Company".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting
The Company maintains its accounts and prepares its financial statements using the accrual method accounting .The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied.

(b) Principles of consolidation
The accompanying consolidated financial statements as of December 31,2007,2008 and 2009consolidate the financial statements of North American and its 100% owned subsidiary Wah Bon, 100% owned subsidiary  Tai  Ping  Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% shares of the results of Chang Jiang and Dongfang Mining respectively.

The accompanying consolidated financial statements as of December 31, 2006 consolidate the financial statements of Chang Jiang and its 92.93% owned subsidiary Huanghe. The minority interests represent  the minority shareholders' 7.07% share of the results of Huanghe.

(c) Business combinations and consolidated financial statements
(1) Business combinations involving enterprises under common control
A business combination involving enterprises under common control is a business combination in which all of the combining enterprises are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. The assets and liabilities obtained are measured at the carrying amounts as recorded by the enterprise being combined at the combination date. The difference between the carrying amount of the net assets obtained and amount of consideration paid for the combination (or the value of shares issued) is accounted for by an adjustment to the capital premium (or share premium) in the capital reserve. If the balance of the capital premium (or share premium) is insufficient, any excess is charged against retained earnings. The combination date is the date on which one combining enterprise effectively obtains control of the other combining enterprises.

(2)       Business combinations involving enterprises not under common control
A business combination involving enterprises not under common control is a business combination in which all of the combining enterprises are not ultimately controlled by the same party or parties both before and after

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Business combinations and consolidated financial statements (Continued)
(2)       Business combinations involving enterprises not under common control (Continued)
the business combination. Where 1) the aggregate of the fair value at the acquisition date of assets transferred (including the acquirer’s previously held equity interest in the acquiree), liabilities incurred or assumed, and equity securities issued by the acquirer, in exchange for control of the acquiree, exceeds 2) the acquirer’s interest in the fair value of the acquiree’s identifiable net assets, the difference is recognized as goodwill. Where 1) is less than 2), the difference is recognized in profit or loss for the current period. The costs of the issuance of equity or debt securities as a part of the consideration paid for the acquisition are included as a part of initial recognition amount of the equity or debt securities. Other acquisition-related costs arising from the business combination are recognized as expenses in the periods in which the costs are incurred. The difference between the fair value and the carrying amount of the assets transferred is recognized in profit or loss. The acquisition date is the date on which the acquirer effectively obtains control of the acquiree.

The acquirer, at the acquisition date, allocates the cost of the business combination by recognizing the acquiree’s identifiable asset, liabilities and contingent liabilities at their fair value at that date.

In a business combination, the acquiree’s deductible temporary differences obtained by the Group are not recognized if the deductible temporary differences do not satisfy the criteria for recognition of deferred tax assets at the acquisition date. The Group recognizes the relevant deferred tax assets and reduces goodwill accordingly if within 12 months of the acquisition date, new or updated information indicates that at the acquisition date, the obtained deferred tax benefit is expected to be realized in future periods. If the goodwill is insufficient to be deducted, any remaining deferred tax benefits shall be recognized in profit or loss for the current period. All other acquired deferred tax benefit shall be included in profit or loss for the current period.

(3) Consolidated financial statements
The consolidated financial statements comprise the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, potential voting rights, such as warrants and convertible bonds, that are currently exercisable or convertible, are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Business combinations and consolidated financial statements (Continued)
(3)Consolidated financial statements (Continued)
Where a subsidiary is acquired during a reporting period through a business combination involving enterprises under common control, the consolidated financial statements of the subsidiary are included in the consolidated financial statements as if the combination had occurred at the date that the ultimate controlling party first obtained control. Therefore the opening balances and the comparative figures of the consolidated financial statements are restated. In the preparation of the consolidated financial statements, the subsidiary’s assets, liabilities and results of operations are included in the consolidated balance sheet and the consolidated income statement, respectively, based on their carrying amounts, from the date that common control was established.

Where a subsidiary is acquired during a reporting period through a business combination involving enterprises not under common control, the identifiable assets, liabilities and results of operations of the subsidiaries are consolidated into consolidated financial statements from the date that control commences, based on the fair value of those identifiable assets and liabilities at the acquisition date.For a business combination not involving enterprises under common control and achieved in stages, the Group remeasures its previously-held equity interest in the acquiree to its fair value at the acquisition date. The difference between the fair value and the carrying amount is recognized as investment income for the current period; the amount recognized in other comprehensive income relating to the previously-held equity interest in the acquiree is reclassified as investment income for the current period.

Where the Company acquires a minority interest from a subsidiary’s minority shareholders or disposes of a portion of an interest in a subsidiary without a change in control, the difference between the amount by which the minority interests are adjusted and the amount of the consideration paid or received is adjusted to the capital reserve in the consolidated balance sheet. If the credit balance of capital reserve is insufficient, any excess is adjusted to retained earnings.

When the Group loses control of a subsidiary due to the disposal of a portion of an equity investment, the remaining equity investment is remeasured at its fair value at the date when control is lost. The difference between 1) the total amount of consideration received from the transaction that resulted in the loss of control and the fair value of the remaining equity investment and 2) the carrying amounts of the interest in the former subsidiary’s net assets immediately before the loss of the control is recognized as investment income for the current period when control is lost. The amount recognized in other comprehensive income in relation to the former subsidiary’s equity investment is reclassified as investment income for the current period when control is lost.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Business combinations and consolidated financial statements (Continued)
(3) Consolidated financial statements (Continued)
Minority interest is presented separately in the consolidated balance sheet within shareholders’ equity. Net profit or loss attributable to minority shareholders is presented separately in the consolidated income statement below the net profit line item.

When the amount of loss for the current period attributable to the minority shareholders of a subsidiary exceeds the minority shareholders’ portion of the opening balance of shareholders’ equity of the subsidiary, the excess is allocated against the minority interests.

When the accounting period or accounting policies of a subsidiary are different from those of the Company, the Company makes necessary adjustments to the consolidated financial statements of the subsidiary based on the Company’s own accounting period or accounting policies. Intra-group balances and transactions, and any unrealised profit or loss arising from intra-group transactions, are eliminated in preparing the consolidated financial statements. Unrealised losses resulting from intra-group transactions are eliminated in the same way as unrealised gains, but only to the extent that there is no evidence of impairment.

The acquisition on March 22, 2007, which Chang Jiang entered into an agreement with the majority stockholder of Chang Jiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by this related party; the acquisition on August 15, 2007, which 97.2% of the stockholders of Chang Jiang entered into a definitive agreement with Tai Ping Yang and the stockholders of Tai Ping Yang pursuant to which they disposed their ownership in Chang Jiang to Tai Ping Yang for 98% of ownership in Tai Ping Yang; The acquisition on September 2, 2007, in which Wah Bon acquired 100% ownership of Tai Ping Yang at a consideration of $128,205 in cash were all accounted for as a reorganization of entities under common control.

(d) Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company, which are prepared in accordance with the accounting principles and the relevant

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Basis of Presentation (Continued)
financial regulations applicable to enterprises with limited liabilities established in the PRC ("PRC GAAP"), the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company to present them in conformity with US GAAP.

(e) Economic and Political Risks
The Company's operations are conducted in the PRC and involve risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(f) Use of Estimates
In preparing of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery. Actual results could differ from those estimates.

(g) Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable and amounts due from a related party. The Company places its cash with financial institutions with high-credit ratings and quality. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

(h) Cash and Cash Equivalents
The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i) Property, plant and equipment
Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.  Estimated useful lives are as follows:

Machinery	5 years
Motor vehicles	10 years
Furniture and office equipment	5 years

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Intangible assets
We have exploration rights for a 61.27 sq.km parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County in the Shaanxi Province of China. Our land use rights are amortized over their fifty year term.We have performed tests on the site but we have not begun mining activity. We originally planned to participate in constructing a theme park business on the parcel, but have delayed those plans while we direct our resources on the mining opportunities. We have leased our land use right to Huanghe wet land park Co.,Ltd. Therefore we can focus our management in the mining segment.

From 2003 until the present, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of the People's Republic of China. Dongfang Mining was granted an exploration right for lead, zinc and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006. The Company engaged the Geology and Mineral Bureau of Shaanxi to conduct a preliminary survey which reported preliminary positive findings for mineral deposits at this site.

(k) Long-lived assets
The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment  or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is  written down to its fair value. The Company believes that no impairment of furniture and equipment.

(l) Fair value of financial instruments
Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial      Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of current assets and liabilities approximate their fair value because of their short-term nature.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Goodwill
Goodwill arising on an acquisition of a subsidiary represents the excess of the cost of acquisition over the company’s interest in the fair value of the identifiable assets, liabilities and contingent liabilities of the relevant business at the date of acquisition. Such goodwill is carried at cost less any accumulated impairment losses.

Capitalized goodwill arising on an acquisition of a subsidiary is presented separately in the consolidated balance sheet

For the purposes of impairment testing, goodwill arising from an acquisition is allocated to each of the relevant cash-generating units, or groups of cash-generating units, that are expected to benefit from the acquisition. A cash-generating unit to which goodwill has been allocated is tested for impairment annually and whenever there is an indication that the unit may be impaired. For goodwill arising on an acquisition during  a fiscal year, the cash-generating unit to which goodwill has been allocated is tested for impairment before the end of that fiscal year. When the recoverable amount of the cash-generating unit is less than the carrying amount of the unit, an impairment loss is allocated to reduce the carrying amount of any goodwill allocated to the unit first, and then to the other assets of the unit pro rata on the basis of the carrying amount of each asset in the unit. Any impairment loss for goodwill is recognised directly in the consolidated income statement. An impairment loss for goodwill is not reversed in subsequent periods.

On disposal of a subsidiary, the attributable amount of goodwill capitalised is included in the determination of the amount of profit or loss on disposal.

Goodwill in the amount of arose on acquisition of 40% interest in Dongfang for $3,117,267 on February 6, 2007.

(n) Impairment loss of goodwill
Determining whether goodwill has been impaired requires estimation of its value to the cash-generating units to which goodwill has been allocated. The value in use calculation requires the entity to estimate the future cash flows expected to arise from the cash-generating unit and a suitable discount rate in order to calculate the present value. Where the actual future cash flow are less than expected, a material impairment loss may arise.

The goodwill which arose on acquisition of Dongfang was identified to be fully impaired and we reduced goodwill by $22,786,715 to zero, effective in 2007. Relevant information refers to Note 8.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Foreign Currency Translation
The Group maintains its consolidated financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of "Wah Bon" is Hong Kong dollar (“ HKD”), and the functional currency of "Tai Ping Yang", "Chang Jiang" and "Dongfang Mining" are the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon", "Tai Ping Yang", "Chang Jiang" and "Dongfang Mining" which are prepared using the functional currency have been translated into United States dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	2009.12.31	2008.12.31	2007.12.31
Period end US$ : RMB exchange rate	6.8282	6.8346	7.3046
Average periodic US$ : RMB exchange rate	6.8314	7.0696	7.5567

USD to HKD

	2009.12.31	2008.12.31	2007.12.31
Period end US$ : UHK exchange rate	7.7549	7.7499	7.8007
Average periodic US$ : UHK exchange rate	7.7524	7.7753	7.7864

HK$ is pegged to US$ and hence there is no significant translation adjustment impact on these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Foreign Currency Translation (Continued)
RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p) Revenue Recognition
The Company operated in two reportable segments, theme park and exploration in the years ended December 31, 2009, 2008 and 2007.

(q) Income Taxes
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(r) Comprehensive Loss
Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a consolidated financial statement that is presented with the same prominence as other financial statements. At present, the only component of other comprehensive income is the company’s foreign currency translation adjustment.

(s) Loss per share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed in a manner similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recent Accounting Pronouncements
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

In December 2007, FASB issued Statement 160, "Non-controlling Interests in Financial Statement - an amendment of ARB No. 51", which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial  information in its consolidated financial   statements that include an outstanding non-controlling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recent Accounting Pronouncements (Continued)
of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162”, which supersedes all existing non-SEC accounting and reporting standards. The codification does not change GAAP but rather organizes it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP carries equal weight and is organized in a topical structure. The adoption of SFAS 168 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740): Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009. The adoption of ASU No. 2009-06 did not have any impact on the Company's financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recent Accounting Pronouncements (Continued)
price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. While the Company does not believe this Update will have a material impact, it is currently evaluating the impact of this update on the Company's financial statements.

3.       OTHER CURRENT ASSETS AND PREPAYMENTS
Other current assets and prepayments mainly consist of loans to related parties, which are interest free, unsecured and repayable on demand.

4.       NOTES RECEIVABLE
In March 2004, the Company entered into a convertible secured promissory note with a third party due September 2004. Pursuant to the term of note together with pledge agreement and operating agreement, the Company is initially advance up to $150,000 with interest and may advance an additional $150,000 and has the option to convert the total advances into a 25% interest in such third party.

As of December 31, 2007 the note is in default on the repayment schedule but no recoverability problem due to the note receivable is collateralized to the note payable to a related party.

5.       DUE FROM RELATED PARTIES - CURRENT

Due from related parties represents the amount which the related parties owed the Company for advances made on an unsecured basis, repayable on demand and interest free.

6.       PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2009	December 31, 2008	December 31, 2007
	$	$	$
Cost
Machinery	-	-	2,226
Motor vehicles	278,249	277,989	260,102
Office equipment	58,221	60,703	52,787
Total	336,470	338,692	315,115

Accumulated depreciation	(135,386)	(103,108)	(62,099)

Property, plant and equipment, net	201,084	235,584	253,016

Depreciation expenses for the years ended December 31, 2009, 2008 and 2007 were $36,755, $35,779 and $23,675, respectively.

7.       INTANGIBLE ASSET
The following is a summary of intangible asset:
	December 31, 2009	December 31, 2008	December 31, 2007
	$	$	$
Cost
Coal mining right	18,744,677	18,727,124	17,522,165
Accumulated Amortization	(2,146,978)	(1,740,056)	(1,249,238)

Intangible asset, net	16,597,699	16,987,068	16,272,927

Amortization expenses were approximately $405,100, $391,451 and $359,903 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. GOODWILL
	December 31, 2009	December 31, 2008	December 31, 2007
	$	$	$
Cost	22,786,715	22,786,715	22,786,715

Impairment	(22,786,715)	(22,786,715)	(22,786,715)

Carrying Value	-	-	-

Goodwill arose on acquisition of 40% interest in Dongfang at the consideration of $3,117,267 on February 6, 2007.

Impairment testing of goodwill
During the year ended 31 December 2007, the Group has performed an impairment testing of goodwill arose on acquisition of 60% interest in Dongfang. As Dongfang sustained a negative cash flow for the year ended 31 December 2007 and such position is expected to continue in the foreseeable future has recognized an impairment loss of $22,786,715 in relation to goodwill from the on acquisition of Dongfang for the year ended 31 December 2007. As a result, the goodwill was fully impaired.

9. OTHER PAYABLES AND ACCRUED EXPENSES
The following is a summary of other payables and accrued liabilities:

	December 31, 2009	December 31, 2008	December 31, 2007
	$	$	$
Interest payable	-	-	75,434
Salary and welfare payable	20,029	16,328	11,333
Accrued audit and consultant fee	-	-	45,048
Other payable	51,150	50,259	33,430
	71,179	66,587	165,245

10.       DUE TO RELATED PARTY – NON CURRENT
We borrowed RMB23, 560,000 form our director, Mr. Shi Qingdong by over the period from September,2007 to July, 2010.The loan is interest free, unsecured and repayable on demand.

11.       RELATED PARTY TRANSACTIONS
Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

12.       COMMON STOCK
At December 31, 2007, we had outstanding 24,216,058 shares of par value $0.01 common stock. The Company's Common Stock was traded over-the-counter and quoted from time to time in the OTC Bulletin

Board under the trading symbol "NAGM.OB". Consequently, there is currently no established public trading market for the Company's Common Stock.

On December 25, 2009, the Company issued 4,500,000 shares of common stock to 2 persons, Mr. Donald R. Monroe and Mr. Stanley F. Wilson as a result of our 1-for-10 reverse stock split each individual now holds 225,000 shares of common stock.

The 10 for 1 reverse split was effectuated for all of the 37,716,588 common shares came from the original shareholders before the exchange.

As a result, the total common shares of China Changjiang after the conversion should be 3,774,625, with the par value of $0.01.

13.  PREFERRED STOCK

On July 17, 2007, the Registrant received all signatures and deposits required to make effective that certain Agreement Concerning the Exchange of Common Stock between the Registrant, Shanxi Chang Jiang Shi You Neng Yuan Fa Zhan Gu Fen You Xian Gong Si ("Chang Jiang"), and the shareholders of Chang Jiang (the "Agreement"), pursuant to which the Registrant will acquire 80% of the outstanding shares of Chang Jiang through the acquisition of 100% of the outstanding shares of the indirect parent of Chang Jiang, in exchange for the issuance by the registrant to the shareholders of Chang Jiang of 500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") of the Registrant (the  "Exchange"). The Series C shares will be reduced by an amount sufficient to issue 4,500,000 shares of common stock to Capital Advisory Services, Inc. for its consulting services in connection with the acquisition.

In connection with the Exchange, Chang Jiang will deliver $370,000 to the Registrant and certain non-affiliates of the Registrant will transfer to Chang Jiang or its designee a total of 3,800,000 shares of Common Stock, par value $0.01 per share ("Common Stock"), of the Registrant which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by the Registrant to each such non-affiliate of 2,250,000 shares of Common Stock of the Registrant. The date of the original agreement was May 30, 2007, amended to July 5, 2007, but in all respects subject to signatures, regulatory approvals in China and deposits with Chang Jiang's attorneys, which were completed on July 17, 2007. Closing of the Agreement will occur upon satisfaction of all conditions, including due diligence and completion of the audit of Chang Jiang's consolidated financial statements.

As a result of the Exchange pursuant to the Agreement described above, the Registrant will experience a change in control. The shareholders of Chang Jiang, through their ownership of 500,000 shares of the Registrant's Series C Preferred, will control the Registrant, as each share of Series C Preferred carries with it the right to vote and convert into 1,218 shares of Common Stock of the Registrant, which, upon voting or conversion of all shares of Series C Preferred, will equal at least 96% of the total issued and outstanding Common Stock of the Registrant on a fully diluted basis.

On February 4, 2008, we completed the Exchange pursuant to the Plan of Exchange (the "Exchange"), by and among us, Chang Jiang, and the Chang Jiang Shareholders. Under the Agreement, the Wah Bon shareholders received 500,000 shares of Series C Convertible Preferred Stock. The shares of Series C Preferred Stock each carry the right to 1,218 votes per share and will be convertible into common stock at a rate sufficient to yield an aggregate of 609 Million pre-split common shares upon conversion.

14.       SEGMENT INFORMATION

The Company operates in two reportable segments, theme park and exploration for mineral ores is there any segment reporting in the financial statement for the years ended December 31, 2009, 2008 and 2007.

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: April 26, 2012	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date : April 26,2012	By	/s/ Li Ping
Li Ping
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer	April 26, 2012

President and
Chairman of Board of Directors

(Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer	April 26, 2012

(Principal Financial Officer)

/s/ Zhang Hong Jun	Director	April 26, 2012

/s/ Wang Sheng Li	Director	April 26, 2012

/s/ Tian Hai Long	Director	April 26, 2012