Form 10-K
period 2010-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2012-06-21
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-52807

China Changjiang Mining and New Energy Company, Ltd.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2571032 (I.R.S. Employer Identification No.)

Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005	+86(29) 8833-1685
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

√√Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	[ ]	No	[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
	Yes	[ ]	No	[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
	Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer		Accelerated filer	[ ]
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[X]

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at December 31, 2010 and the number of shares of voting Series C Preferred Stock issued and outstanding was 500,000.

At December 31, 2010, the registrant had outstanding 24,216,058 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Fiscal Year Ended December 31, 2010

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

As a result of these transactions, we currently have 250,000,000 authorized shares of common stock, par value $0.01 per share, of which 37,716,588 shares are issued and outstanding on the date of filing of this Form 10-K, and 10,000,000 authorized shares of preferred stock, of which no shares are presently issued and outstanding. At the time our share exchange transaction was completed, approximately 96% of the outstanding shares of North American were owned by Wah Bon. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Permits

In China, companies that seek to engage in mining must obtain two separate licenses from the land resource division of the provincial government. The first license must be obtained before an enterprise may commence mineral exploration activities. We have obtained this license. The law also requires a second license, for extraction activities, including the excavation and sale of extracted minerals. As of December 31, 2010, we had not yet received a mining license. If we do not obtain a mining license, the value of our interest in the mining properties would be seriously impaired, and would result in a significant loss of value to us.

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

Our Employees

As of December 31, 2010, we had an aggregate of 20 employees, of whom 16 were full-time employees. This includes two people in marketing, one in manufacturing, four in research and development and quality control, two in financial and accounting, and seven in general management.

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

During the years ended December 31, 2010 and 2009, we had net losses of $ 661,710, and $ 921,675, respectively. During the years ended December 31, 2010 and 2009, we had comprehensive income of $ 389,024 and comprehensive Loss of $ 911,535, respectively.

These losses resulted from our exploration activities and corporate expenses, including the amortization of our land use rights. We may never achieve profitable operations, and if we fail to do so, the value of our Company and our securities will be substantially adversely affected.

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES REQUIRED BY CHINESE LAW.

China employs a two-stage permitting process for permission to explore and to extract minerals. Although we obtained the exploration license, as of December 31, 2010, we did not yet have the second required license needed to permit the excavation and subsequent sale of extracted minerals. We cannot give assurance that we will obtain this license. If we fail to do so, the value of our interests in the mining properties would be seriously impaired, and would result in a material loss of value to us and our investors.

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

WE HAVE NOT CONDUCTED GEOLOGICAL EXPLORATION SUFFICIENT TO FORM A CONCLUSION THAT THERE ARE PROVEN OR PROBABLE MINERAL RESERVES ON OUR PROPERTY.

As of December 31, 2010, we had not yet conducted geological explorations sufficient to form a conclusion that there are proven or probable mineral reserves in the area in which we have exploration rights. The only surveys conducted on this land through the 2009 and 2010 calendar year have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government. It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify commercially reasonable mineral resources, the value of our Company and our securities will be materially and adversely affected.

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

As of December 31, 2010 and December 31, 2009, we had current assets of $ 886,729 and $ 488,698, respectively. The remainder of our assets are illiquid. Exploration activities will likely generate cash flow deficits and increased capital needs that will exceed our available capital. In that event, we will need to obtain additional funding.

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

WE ARE EXPOSED TO BUSINESS CYCLE RISK.

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
Xian Yang City
西安市
Xi'An City
临潼区
Lin Tong District
眉县
Mei County
武功县
Wu Gong County
雁塔区
Yan Ta District
长安区
Chang'an district
蓝田县
Lan Tian County
周至县
Zhou Zhi County
户县
Hu County
洛南
商洛市
Shang luo City
G210
柞水县
Zuo Shui County
佛坪县
Fo Ping County
山阳县
Shan Yang County
镇安县
Zhen An County
宁陕县
Ning Xian County
洋县
Yang County
Gu County
石泉县
Shi Quan County
G316
西乡县
Xi Xiang County
汉阴县
Han Yin County
旬阳县
Xun Yang County
白河县
Bai He County
安康市
An Kang City
25公里
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

CALENDAR YEAR	QUARTER	BID PRICE
		high	low
	First Quarter	$0.035	0.01
2010	Second Quarter	0.01	0.0001
	Third Quarter	0.0001	0.0001
	Fourth Quarter	0.0001	0.0001
	First Quarter	$0.035	0.01
2009	Second Quarter	0.07	0.035
	Third Quarter	0.14	0.02
	Fourth Quarter	0.03	0.018

Holders

As of May 30, 2012, we had 4,069 record holders of our common stock.

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

Stock Option Grants

None.

Unregistered Sales of Equity Securities

On December 25, 2009, the Company issued an aggregate of 4,500,000 shares of common stock to Messrs. Donald R. Monroe and Stanley F. Wilson, the principals of Capital Advisory Services, Inc., in connection with our share exchange transaction. To the best of our knowledge, each of them now holds 2,250,000 shares of common stock the shares were issued without registration in reliance on section 4(2) of the Securities Act .All issued and outstanding shares of series C Preferred Stock have been converted into an aggregate amount of 609 million shares of our common stock which were issued without registration in reliance on SEC Regulation S.

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

The following is a summary of land use rights as of December 31, 2010:

Cost	$19,326,318
Less: Accumulated amortization	2,631,464
Land use rights, net	$16,694,854

The land use rights are amortized over the fifty year term. The amortization expense for the year ended December 31, 2010 and December 31, 2009 was $411,482 and $405,100, respectively.

Since 2003, Dongfang has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of China. Dongfang was granted an exploration right for zinc, lead and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $ 6,920,140 at December 31, 2010, which includes a net loss of $ 661,710 for the year ended December 31,2010. The Company used cash of $ 447,680 in its operations in 2010.

As of December 31, 2010, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2010 and December 31, 2009

The Company is an exploration stage company and has not yet generated mining revenue.

The amortization of land use rights was $ 411,482 in 2010 and $ 405,100 in 2009, both of which have been included in operating expense. The amortization is a non-cash accounting charge. Business tax was zero both in 2010 and 2009.

Operating Expenses

Total operating expenses for the year ended December 31, 2010 decreased to $ 643,218 from $ 895,389 for the year ended December 31, 2009. Total expenses, before taxes and non-controlling interests, for the year ended December 31, 2010 was $ 643,805 as compared to $ 898,179 for year ended December 31, 2009. The reduction was primarily the result of sharply decrease in mining project expense and office decoration expense in 2010.

Net Loss

Our net loss for the year ended December 31, 2010 decreased to $ 661,710 from $ 921,675 for the year ended December 31, 2009. The overall decrease in net loss of $ 259,965, over the prior year period, is primarily due to the sharply decrease in mining project expense and office decoration expense in 2009 than in 2008.

Comprehensive Gain (Loss)

Our comprehensive gain for the year ended December 31, 2010 was $389,024 compared with comprehensive loss of $ 911,535 in 2009. The change primarily resulted from exchange rates between the U.S. Dollar and the Chinese Yuan RMB.

Stockholders’ Equity

Stockholders' equity increased by $436,929 to $10,112,295 as of December 31, 2010, or approximately 5%, from $9,705,366 as of December 31, 2009.The increase was due to the appreciation of RMB to USD in 2010.

LIQUIDITY AND CAPITAL RESOURCES

General

For the year ended December 31, 2010, net cash used in operating activities was $ 447,680, net cash used in investing activities was $460,697 and net cash provided by financing activities was $492,025. At December 31, 2010, our cash balance was $97,174 as compared to $27,194 for the prior year.

Cash Flows From Operating Activities

Net cash used in operating activities of $ 447,680 for the year ended December 31, 2010 was primarily attributable to the net daily operating expense withiout income. The adjustments to reconcile our net loss to net cash flow, are mainly these: depreciation expense of $ 34,933, amortization of land use rights of $ 413,951, adjustment for non-controlling interests of $17,905, an increase in operating assets of $313,732,and a increase in operating liability of $60,973.

Cash Flows From Investing Activities

Net cash used in investing activities of $460,697 for the year ended December 31, 2010 was primarily attributable to$460,697 due from related parties.

Cash Flows From Financing Activities

Net cash of $492,025 provided by financing activities in the year ended December 31, 2010 resulted primarily from advances from shareholders and related parties, as described above.

FINANCING

We are still an exploration stage company. We ended fiscal 2010 with $97,174 of cash and equivalents. Given our current cash usage rate, we can provide no assurance that our available cash and the cash we anticipate generating from operating activities will be sufficient to sustain our operations for the next twelve months.

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

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2010.

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

Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2009 and 2010 consolidate the financial statements of North American and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Tai Ping Yang, 97.2% owned subsidiary Chang Jiang and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% shares of the results of Chang Jiang and Dongfang Mining respectively.

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

Foreign currency translation gain or loss is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation gain recorded for the years ended December 31, 2010 and 2009 was $1,050,734 and ＄10,140 respectively.The equity accounts were stated at their historical rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page [37] of this report.

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

(iv)
The March 31，2010 and June 30,2010 condensed consolidated financial statements and Forms 10-Q include errors identified by the SEC that need to be corrected and those reports should not be relied upon.

Engagement of New Auditor

On March 18,2011 the company engaged Parker Randall (H.K) CPA Limited (“Parker Randall”) as its independent accounting firm. The desion to engage Parker Randall was approved by the Company’s Board of Directors. BSP had and used ,the opportunity to communicate with Parker Randall regarding the Company’s financial statements, any disagreement between BSP and the Company’s,and the Company’s internal controls

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this 10K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2010. POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY
Chen Wei Dong	41	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	44	Director
Wang Sheng Li	44	Director
Li Ping	49	Director and Chief Financial Officer
Li Ping	37	Director
Tian Hai Long	38	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2010, none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2010, we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2010, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involve for the past ten years in any of the events listed in item 401(f) of Regulation S-K.

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

Audit Committee

We did not have an audit committee at December 31, 2010, and we are in the process of developing one.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no reports required to be filed by Section 16(a) of the Exchange Act were untimely during fiscal 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table and the accompanying notes provide detailed information for each of the last two fiscal years ended 2010 and 2009 concerning cash and non-cash compensation paid or accrued to our named executive officers.

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chen Wei Dong	2009	$99,587	0	0	0	0	0	0	$99,587
(Chairman of Board and CEO)	2010	$102,677	0	0	0	0	0	0	$102,677

Li Ping	2009	$8,787							$8,787
Director and Chief Financial Officer	2010	$10,570	0	0	0	0	0	0	$10,570

(1)	Compensation paid in RMB has been converted at the rate of $1USD = 6.6227RMB.

We have not entered into any employment agreements with our employees, officers or directors.

Director Compensation

In 2010, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2010, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

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

Name and Address of Beneficial Owner(1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	1%
Zhang Hong Jun	35,174,152	55.1
Wang Sheng Li	7,442,558	11.7
Li Ping	6,079,408	9.5
Tian Hai Long	6,079,408	9.5
Chen Min	5,470,859	8.6

Officers and Directors as a Group (6 people)	60,854,934	95.3%

(1)	The address for each beneficial owner is Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005.

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

As of December 31, 2010, the related parties owed the Company $1,630,212, for advances made on an unsecured basis, repayable on demand and interest free.

As of December 31, 2010, the Company owed $2,741,338 to two former stockholders, Shen Li Wang and Min Chen of Changjiang for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest is charged at 5.94% per year on the amounts due. Shen Li Wang and Min Chen own 1.4% shares of Shanxi Changjiang Mining and New Energy Co.Ltd respectively.

As of December 31, 2010, the Company owed to two individuals an aggregate of $1,407,708, as follows:

USD
Hongjun Zhang	1,323,150
Pingjun Nie	84,558
Total	1,407,708

The Company owed the seven companies listed above an aggregate of $2,739,695, as follows:

Du Kang Liquor Sales Co., Ltd.	123,817
Xi Deng Hui Development Stock Co., Ltd	921
Huitong World Property Superintendent Company	377,490
Zhongke Lvxiang Development Stock Co., Ltd	1,056,971
Shaanxi Bai Shui Du Kang Brand Management Co.,Ltd.	96,637
Shaanxi Du Kang Liquor Group Co., Ltd	278,055
Shaanxi Huanghe wetlands Park Co.,Ltd	611,018
Shaanxi Changjiang electricity new energy Co.Ltd	194,786
Total	2,739,695

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

	2009	2008
Audit Fees (1)	$33,000	$37,000
Audit-Related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$33,000	$37,000

On March 18, 2011, we engaged Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) as our independent accounting firm for purposing of performing another audit of our financial statements for the years ended December 31, 2007, 2008, 2009 and 2010. The following table represents the aggregate fees billed for professional audit services rendered to Parker Randall for the audit of our financial statements for the years ended December 31, 2010 and 2009.

	Year Ended December 31
	2010	2009
Audit Fees (1)	$13,875	$13,875
Audit-Related Fees (3)	[___]	[___]
Tax Fees (4)	[___]	[___]
All Other Fees (5)	[___]	[___]
Total Accounting Fees and Services	$13,875	$13,875

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2010 and 2009 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009.
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this 10K:

(a)(1)	Consolidated Financial Statements: The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2)	Financial Statement Schedule: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits Required by Item 601 of Regulation S-K: The exhibits listed on the Exhibit Index (following the signatures section of this 10K) are included, or incorporated by reference, in this 10k.

(c)	Financial Statement Schedule: See Item 15(a)(2) above.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Changjiang Mining & New Energy Company, Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Company, Ltd. (the "Company") as of December 31, 2010 and 2009, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December31, 2010 and 2009. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

With respect to those qualifications expressed by the predecessor auditor on its audit opinion for years ended December31, 2010 and 2009, we have performed our audit procedures in respect of those qualifications and those adjustments that have been made by the Company in respect of those qualifications under the current report for those prior periods without having the predecessor auditor to reissue the prior period audit report.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants,
Hong Kong
November 21, 2011

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	December 31, 2010	December 31, 2009
ASSETS		$	$
Current assets
Cash and cash equivalents		97,174	27,194
Due from related parties	4	286,307	-
Other current assets and prepayments	3	503,248	461,504
Total current assets		886,729	488,698

Property, Plant and Equipment, net	5	169,456	201,084
Land use rights, net	6	16,694,854	16,597,699
Long-term investment		301,992	292,903
Due from related parties	8	1,343,905	856,627
Total non-current assets		18,510,207	17,948,313

TOTAL ASSETS		19,396,936	18,437,011

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (continued)
AS OF ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	December 31, 2010	December 31, 2009
		$	$
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		-	-
Other payables and accrued liabilities	7	75,380	71,179
Notes payable - related parties		434,137	434,139
Total current liabilities		509,517	505,318

Non-current liabilities
Due to related parties	9	4,147,403	3,743,320
Due to shareholders		2,741,338	2,653,396
Payable on acquisition of a subsidiary		1,886,383	1,829,611
Total non-current liabilities		8,775,124	8,226,327

TOTAL LIABILITIES		9,284,641	8,731,645

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2010, 500,000 shares issued and outstanding as of December 31, 2009)	12	5,000	5,000
Common stock ($0.01 par value, 250,000,000 shares authorized, 3,774,625 shares, 37,716,588 shares, issued and outstanding as of December 31, 2010 and 2009 respectively)	11	37,746	377,166
Treasury stock		(489,258)	(489,258)
Additional paid-in capital		14,520,393	14,180,973
Retained earnings		(6,920,140)	(6,258,430)
Non-controlling interests		477,255	459,350
Effect of foreign currency translation		2,481,299	1,430,565
TOTAL SHAREHOLDERS’ EQUITY		10,112,295	9,705,366
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY		19,396,936	18,437,011

See accompanying notes to the consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	Year ended December 31, 2010	Year ended December 31, 2009
		$	$
Net sales		-	-
Cost of sales		-	-
Gross profit		-	-
Administrative expenses		(194,334)	(453,534)
Depreciation		(37,402)	(36,755)
Amortization		(411,482)	(405,100)
Profit from operations		(643,218)	(895,389)

Other Income (Expenses)
Interest income		186	152
Interest expenses		(30)	-
Other expenses		(743)	(2,942)
Total Other Income (Expense)		(587)	(2,790)

Income(Loss) before non-controlling interests and tax		(643,805)	(898,179)
Non-controlling interests(loss)		(17,905)	(23,496)

Net loss		(661,710)	(921,675)
Other comprehensive income
Effects of foreign currency conversion		1,050,734	10,140
Comprehensive income/(loss)		389,024	(911,535)

Net loss per share
Basic		(0.175305)	(0.02444)
Diluted		(0.010231)	(0.00143)

Weighted average number of shares outstanding
Basic		3,774,625	37,716,588
Diluted		64,674,625	646,716,588

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Preferred Stock		Common Stock			Treasury Stock
	Share	Amount	Share		Amount	Share		Amount		Additional paid-in capital		Non-controlling Interest		Retained earnings		Accumulated other comprehensive income		Total
			$			$		$		$		$		$		$		$
Balance at December 31, 2008	500,000	5,000		33,216,588	332,166		17,572,494		(489,258)		14,170,352		435,854		(5,336,755)		1,420,425		10,537,784

Issuance of common stock	-	-		4,500,000	45,000		-		-		(45,000)		-		-		-		-
Recapitalization	-	-		-	-		-		-		55,621		-		-		-		55,621
Net income (loss) for the year	-	-		-	-		-		-		-		23,496		(921,675)		-		(898,179)
Foreign currency translation gain(loss)	-	-		-	-		-		-		-		-		-		10,140		10,140
Balance at December 31, 2009	500,000	5,000		37,716,588	377,166		17,572,494		(489,258)		14,180,973		459,350		(6,258,430)		1,430,565		9,705,366

One for ten reverse split for common stock	-	-		(33,941,963)	(339,420)		-		-		339,420		-		-		-		-
Net income (loss) for the period	-	-		-	-		-		-		-		17,905		(661,710)		-		(643,805)
Foreign currency translation gain(loss)	-	-		-	-		-		-		-		-		-		1,050,734		1,050,734
Balance at December 31, 2010	500,000	5,000		3,774,625	37,746		17,572,494		(489,258)		14,520,393		477,255		(6,920,140)		2,481,299		10,112,295

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Year ended December 31, 2010	Year ended December 31, 2009
	$	$
Cash Flows from Operating Activities
Net loss	(661,710)	(921,675)

Provided by operating activities:
Depreciation and amortization	448,884	441,855
Goodwill impairment	-	-
Interest receivable	-	-
Interest paid	-	-
Non-controlling interests	17,905	23,496
Other current assets and prepayments	(313,732)	213,844
Other payables and accrued liabilities	60,973	4,530

Net cash provided by (used in) operating activities	(447,680)	(237,950)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Due from related parties	(460,697)	(131,397)
Acquisition of long-term investment	-	-
Interest received	-	-
Net cash used in investing activities	(460,697)	(131,397)

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Year ended December 31, 2010	Year ended December 31, 2009
	$	$
Cash flows from financing activities
Proceeds from notes payable	-	-
Interest paid	-	-
Common stock issued for legal expense	-	45,000
Due to related parties	404,083	295,465
Due to shareholders	87,942	34,159

Net cash provided by/(used in) financing activities	492,025	374,624

Net increase (decrease) in cash and cash equivalents	(416,352)	5,277
Effect of foreign currency translation on cash	486,332	(1,961)
Cash and cash equivalents at beginning of year	27,194	23,878

Cash and cash equivalents at end of year	97,174	27,194

See accompanying notes to the consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Fair value of financial instruments

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Impairment loss of goodwill

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Foreign Currency Translation (continued)

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	2010.12.31	2009.12.31
Period end US$ : RMB exchange rate	6.6227	6.8282
Average periodic US$ : RMB exchange rate	6.7255	6.8314

 USD to HKD

	2010.12.31	2009.12.31
Period end US$ : UHK exchange rate	7.7832	7.7549
Average periodic US$ : UHK exchange rate	7.7690	7.7524

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Comprehensive Loss

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

(t)	Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This Update provides amendments to i)An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. ii)The glossary of Topic 855 is amended to include the definition of SEC filer. iii)An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. iv)The glossary of Topic 855 is amended to remove the definition of public entity. v)The scope of the reissuance disclosure requirements is refined to include revised financial statements only. None of the new pronouncements has current application to the Company.

In May 2010, the FASB issued ASU No. 2010-19 “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)”. The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. None of the new pronouncements has current application to the Company.

3.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments mainly consist of loans to related parties, which are interest free, unsecured and repayable on demand.

4.	DUE FROM RELATED PARTIES - CURRENT

Due from related parties represents the amount which the related parties owed the Company for advances made on an unsecured basis, repayable on demand and interest free.

5.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2010	December 31, 2009
	$	$
Cost
Machinery	-	-
Motor vehicles	286,883	278,249
Office equipment	60,143	58,221
Total	347,026	336,470

Accumulated depreciation	(177,570)	(135,386)

Property, plant and equipment, net	169,456	201,084

Depreciation expenses for the years ended December 31, 2010 and 2009 were $37,402 and $36,755, respectively.

6.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2010	December 31, 2009
	$	$
Cost
Coal mining right	19,326,318	18,744,677
Accumulated Amortization	(2,631,464)	(2,146,978)

Intangible asset, net	16,694,854	16,597,699

Amortization expenses were approximately $411,482 and $405,100 for the years ended December 31, 2010, and 2009, respectively.

7.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2010	December 31, 2009
	$	$
Interest payable	-	-
Salary and welfare payable	23,223	20,029
Accrued audit and consultant fee	-	-
Other payable	52,157	51,150
	75,380	71,179

8.	DUE FROM RELATED PARTIES – NON CURRENT

The Company entered a rental and a complementary agreement with the related company Huanghe dated July 26, 2010. According to the agreement, a piece of land with the area of 5,706,666.67 m2 was leased to Huanghe for traveling and amusement. The lease period is from January 1, 2009 to December 31, 2029, while the effective date of the lease is July 26, 2010. The annual rental amount is about USD1, 098,386 (equivalent to RMB7, 500,000). The Company received the advance of the first year’s rental from Huanghe amounted to USD585, 805 (equivalent to RMB4,000,000) as at November 18, 2010. According to the agreement, the first year’s rental amounted to USD1, 098,386 (equivalent to RMB7,500,000) will be recognized as revenue in July 2011. However, up to November 11, 2011, the company did not recognize the revenue and did not pay the business tax according to Chinese Taxation Law. Huanghe has made the promise on November 3, 2011, saying that it would pay the rental fee balance amounted to USD512, 581 (equivalent to RMB3,500,000) up to the year ended 2011.

9.	DUE TO RELATED PARTY – NON CURRENT

We borrowed RMB23, 560,000 form our director, Mr. Shi Qingdong by over the period from September,2007 to July, 2010.The loan is interest free, unsecured and repayable on demand.

10.	RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

11.	COMMON STOCK

At December 31, 2007, we had outstanding 24,216,058 shares of par value $0.01 common stock. The Company's Common Stock was traded over-the-counter and quoted from time to time in the OTC Bulletin

Board under the trading symbol "NAGM.OB". Consequently, there is currently no established public trading market for the Company's Common Stock.

11.	COMMON STOCK (continued)

On December 25, 2009, the Company issued 4,500,000 shares of common stock to 2 persons, Mr. Donald R. Monroe and Mr. Stanley F. Wilson as a result of our 1-for-10 reverse stock split each individual now holds 225,000 shares of common stock.

The 10 for 1 reverse split was effectuated for all of the 37,716,588 common shares came from the original shareholders before the exchange.

As a result, the total common shares of China Changjiang after the conversion should be 3,774,625, with the par value of $0.01.

12.	PREFERRED STOCK

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

12.	PREFERRED STOCK (continued)

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

13.	SEGMENT INFORMATION

The Company operates in two reportable segments, theme park and exploration for mineral ores is there any segment reporting in the financial statement for the years ended December 31, 2010 and 2009.

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

14.	SUBSEQUENT EVENT

As of January 7, 2011, the Company received an advance amounted to RMB10,000,000 from Shanxi Western Mining and Energy Co., Ltd. (“Western Mining”). Under the agreement, Western Mining is obligate to pay a total RMB30,000,000 to the Company as exploitation compensation for the first year (from July 17, 2010 to July 16, 2011) and an 20%, 30%, 50% and 50% increment for next 4 years respectively until July 16, 2015. The revenue of the first year is expected to recognize as of July 16, 2011.Up to November 11, 2011, the company did not recognize the revenue and did not pay the business tax in compliance with Chinese Taxation Law, meanwhile the company management cannot forecast when to collect the outstanding balance.

As of January 1, 2011, the exploration areas of mining right have changed. Under the license of mining right, the exploration areas decreased from 60.82 square meter s to 50.12 square meters. The valid period is January 1, 2011 to January 1, 2013.

As of September 19, 2011, the issued 500,000 shares of series C convertible preferred stock is converted into common shares. The number of shares is the same as register in Island Stock Transfer.

As of November 2, 2010, the Company received an advance amount to RMB4,000,000.00 from Shanxi Huanghe Wetland Co.Ltd.(“Huanghe”).Under the agreement, the rental period is one year and total rental revenue is RMB7,500,000.00. Huanghe is obligate to pay a total RMB7,500,000.00 to the company as revenue for the first year (From July 26,2010 to July 25,2011) . However, up to November 11, 2011, the company did not recognize the revenue and did not pay the business tax according to Chinese Taxation Law. Huanghe has made the promise on November 3, 2011, saying that it would pay the rental fee balance amounted to USD512, 581 up to the year ended 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW
ENERGY COMPANY, LTD.
(Registrant)

Date: June 20, 2012	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: June 20, 2012	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of Board of Directors (Principal Executive Officer)	June 20, 2012

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	June 20, 2012

/s/ Zhang Hong Jun	Director	June 20, 2012

/s/ Wang Sheng Li	Director June 20, 2012

/s/ Tian Hai Long	Director	June 20, 2012