Form 10-K
period 2011-12-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-02-26
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-52807

China Changjiang Mining & New Energy Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	75-2571032
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005	+86(29) 8833-1685
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at December 31, 2011.

At December 31, 2011, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:  “we,” “us,” “our,” or the “Company” are to CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD., and its consolidated subsidiaries;

☐	“MT” are to metric tons;

☐	“PRC” and “China” are to the People’s Republic of China;

☐	“SEC” are to the Securities and Exchange Commission;

☐	“Securities Act” are to the Securities Act of 1933, as amended;

☐	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

☐	“Renminbi” and “RMB” are to the legal currency of China; and

☐	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1. BUSINESS.

Our Corporate History and Background

China Changjiang Mining & New Energy Co., Ltd. (the “Company”) is engaged in exploration in Shaanxi Province, China, for commercially recoverable metal-bearing mineral deposits. The Company has not yet identified any proven or probable mineral reserves, and only limited exploration activity has so far been undertaken, primarily by governmental bodies in Shaanxi Province. Provided the Company successfully identifies commercializable mineral deposits, it intends to engage in mining, processing and distributing zinc, lead, and gold.  In 2011, we cooperated with Shaanxi Western Mining & Energy Co., Ltd (“Western Mining”) to develop our mines by providing the exploration rights, technical support and related information and generated exploitation compensation revenue of $1,568,357.

Subsequent Event

On June 1, 2012, the Company entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights at a consideration of $2,380,612 (RMB15,000,000), subject to the approval of the Department of Land and Resources of Shaanxi Province. To date, the administrative approval has not been obtained and the management can give no assurance if or when the transaction would be approved.  If the transfer of the exploration rights is approved, we intend to direct our resources in the new clean and renewable energy industry in the PRC.

Background

The Company is the result of a 2008 share exchange transaction among: (i) North American Gaming and Entertainment Corporation, a Delaware corporation (“North American”); (ii) Shaanxi Changjiang Petroleum & Energy Development Stock Co., Ltd. (“CJP”), a limited liability company established and existing under the law of People’s Republic of China; and (iii) the shareholders of CJP, among whom the predominant shareholder, holding 97.2% of CJP’s shares, was a Hong Kong company, Hong Kong Wah Bon Enterprise Limited (“Wah Bon”). After completion of the share exchange transaction, the Company entered into a reverse merger with North American.

At the time of the share exchange transaction, CJP owned 60%, and the Company continues to control, Shaanxi Dongfang Mining Co., Ltd., (“Dongfang Mining”) which, as discussed further under “Item 2. Properties,” holds the Chinese exploration license through which we pursue our exploration activity.

The share exchange was completed on February 4, 2008, resulting in the shareholders of CJP controlling approximately 96% of the equity ownership of North American At the time of the closing of the share exchange, North American was a shell company domiciled in Delaware which filed reports under the Exchange Act and whose shares traded in the U.S. over-the-counter market. Wah Bon caused its subsidiary, CJP, to pay $370,000 in cash, and Wah Bon delivered shares constituting 97.2% of the outstanding equity of CJP, in exchange for 3,800,000 shares of North American common stock and 500,000 shares of Series C Preferred Stock of North American, which originally were entitled to 1,218 votes per share. Two U.S. individuals, through their advisory company, Capital Advisory Services, Inc., were paid in the aggregate 4,500,000 shares of North American. In June 2008, CJP changed its name to “Shaanxi Changjiang Mining &New Energy Co., Ltd (“Shaanxi Changjiang”).”

Following the share exchange transaction, Wah Bon replaced North American’s Board of Directors.

China Changjiang Mining & New Energy Co., Ltd. was incorporated in the state of Nevada on September 19, 2008 for the purposes of re-domesticating the Company from Delaware to Nevada, adopting the Company’s current name, and to serve as the surviving company of a reverse merger with North American.

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

As a result of these transactions, we currently have 250,000,000 authorized shares of common stock, par value $0.01 per share, of which 64,629,559 shares are issued and outstanding on the date of filing of this Form 10-K, and 10,000,000 authorized shares of preferred stock, of which no shares are presently issued and outstanding. At the time our share exchange transaction was completed, approximately 96% of the outstanding shares of North American were owned by Wah Bon. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Current Business Operations

Our Business

Through our majority-controlled subsidiary, Dongfang Mining, we are engaged in the exploration for commercially recoverable metal-bearing mineral deposits, such as zinc, lead and gold. Currently, our exploration activities are in a 50.12 square kilometer area in Jiao Shan Zhai, Guo Jia Ling, Xunyang County, in the Shaanxi Province of China. To date, our activities have not resulted in the location of proven reserves.

Mining is a high-risk industry. We cannot assure we will obtain exploration and mining licenses in the near future. Actually, we prefer to withdraw from the mining industry if we find a better investment opportunity in the new clean and renewable energy industry in the PRC.

We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan, Heyang County, in the Shaanxi Province of China. We lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”) for the development and operation of a theme park. The term of the lease agreement is from January 1, 2011 to December 31, 2029. The annual rent is approximately $1.2 million. In November 2010, the Company received the first rent payment under the lease, in the amount of approximately $0.6 million. For additional information, see “Item 2. Properties”.

We intend to invest more resources in new energy industry in the near future. Currently, new energy plays an increasingly important role in the energy industry, especially, in the PRC. The government strongly supports the development of new clean and renewable energy. We deem there should be more opportunity in the new energy industry and commence to develop the following new energy projects.

a) We established a subsidiary, named Shaanxi Weinan Changjiang solar photovoltaic energy applied science and technology Co., Ltd. (“Weinan Changjiang”), in April 2012 to develop the new energy business. Shaanxi Changjiang accounted for 51% shares of Weinan Changjiang , and Mr. Zhang Hongjun, the actual controller, accounted for the other 49% shares.

In September 2012, Weinan Changjiang entered into an agreement with Shaanxi Changling Solar Energy & Electric Co., Ltd (“Changling”) to outsource the construction of a solar energy project located in Huanghe Bay Springs Lake Theme Park. The project, with a total contract amount of $310,548, is going to be completed by the year end of 2012.

A series of licenses or permits must be obtained from the government organizations for power generation and distribution in PRC. Up to present, we have obtained following permits: a) The Heyang County Power Grid Access license; b) Application for the provincial solar photovoltaic building demonstration projects nominated by both the Housing and Urban-Rural Construction Bureau of Weinan City and Weinan Municipal Finance Bureau; and c) Filing in the Weinan City Municipal Development and Reform Commission. The project was designed to generate electricity mainly for Huanghe, and was anticipated to operate in 2013.

b) Our joint venture, Shaanxi Changjiang electricity & new energy Co., Ltd (“Changjiang Electricity”), is dedicated to the construction and operation of the biomass incineration power. Currently, we account for 20% shares of Changjiang Electricity, Mr. Zhang Hongjun and Shaanxi Changfa Industrial Co., LTD (“Changfa”) accounts for 52% and 28% respectively.

In order to further develop the clean energy projects, we are entrusted full responsibility by Mr. Zhang Hongjun and Changfa to manage the following cooperation issues.

In October 2011, we entered into an agreement with Shaanxi Lanniao New Energy Development Co., Ltd (“Shaanxi Lanniao”) to jointly develop Changjiang Electricity. In the near future, according to the agreement, Shaanxi Lanniao will invest around $11,529,000 in projects construction and accounts for 68% shares of the new Changjiang Electricity. We will invest a portion of our land in Huanghe Bay into Changjiang Electricity. As a result, Mr. Zhang Hongjun, Changfa and we account for 32% shares of the new Changjiang Electricity.

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

The principal regulations governing the mining business in the PRC include:

●	China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies.

●	China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.

●	China Environmental Law, which requires a mining project to obtain an environmental feasibility study of each project.

Permits

In China, companies that seek to engage in mining must obtain two separate licenses from the land resource division of the provincial government. The first license must be obtained before an enterprise may commence mineral exploration activities. We have obtained this license. The law also requires a second license, for extraction activities, including the excavation and sale of extracted minerals. As of December 31, 2011, we had not yet received a mining license. If we do not obtain a mining license, the value of our interest in the mining properties would be seriously impaired, and would result in a significant loss of value to us.

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

Our Employees

As of December 31, 2011, we had an aggregate of 21 employees, of whom 16 were full-time employees. This includes two people in marketing, one in manufacturing, four in research and development and quality control, two in financial and accounting, and seven in general management.

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

RISKS RELATED TO OUR BUSINESS

WE INTEND TO TRANSITION OUR BUSINESS FROM MINING TO NEW CLEAN ENERGY BUSINESS, WHICH INVOLVES SIGNIFICANT TRANSITION AND INTEGRATION RISK

We are a currently a mining company but intend to transition our business to clean energy.  This change involves significant transition and integration risks, both because we are required to end our participation in mining operations and wind down our existing relationships prior to our being able to participate in a new energy business and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new business) in connection with these changes.  The significant transition and integration risks include:

•	an inability to transition our business to clean energy due to a lack of applicable approvals or difficulty in satisfying entrance requirements;

•
significant revenue dilution as we wind down our participation in mining operations and/or insufficient, or delay in receipt of, revenue from our participation in current operations, including an inability to maintain our key customer and business relationships as we transition to new energy; and

•	difficulties integrating our technology processes.

If any of these risks or costs materialize, they could have a material adverse effect on our business, results of operations and financial condition.

WE ARE AN EXPLORATION COMPANY FACING SIGNIFICANT FINANCIAL AND OPERATING RISKS.

We are a mining company with land use rights to a 50.12 square kilometer tract of land in Shaanxi Province, in Central China. We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan (Huanghe Bay), Heyang County, in the Shaanxi Province of China, which is not held for the purpose of mining.

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

FLUCTUATION OF THE CHINESE CURRENCY COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We expect that our future revenue and expenses will be generated in China, but our reporting currency is US dollars and reported results will be affected by exchange rate fluctuations between the RMB and the US dollar. We cannot give any assurance that the value of the RMB will continue to appreciate, or even remain stable against the US dollar or any other foreign currency. Accordingly, we may experience economic losses and negative impacts, as reported in U.S. Dollars, as a result of foreign exchange rate fluctuations.

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

WE ARE EXPOSED TO BUSINESS CYCLE RISK.

Our business is located in China and will be conducted in China. We expect to sell any minerals we extract within China. The need for these minerals throughout the world is affected by the demand for such minerals in China. We are dependent on the continued economic growth in China to maintain demand for our mineral products. The recent global recession has adversely affected the non-ferrous metals industry. Our business and results of operation may be adversely affected if Chinese economic growth were to decline.

RISKS RELATED TO OUR MINING INDUSTRY

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES REQUIRED BY CHINESE LAW.

China employs a two-stage permitting process for permission to explore and to extract minerals. Although we obtained the exploration license, as of December 31, 2011, we did not yet have the second required license needed to permit the excavation and subsequent sale of extracted minerals. We cannot give assurance that we will obtain this license. If we fail to do so, the value of our interests in the mining properties would be seriously impaired, and would result in a material loss of value to us and our investors.

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

WE HAVE NOT CONDUCTED GEOLOGICAL EXPLORATION SUFFICIENT TO FORM A CONCLUSION THAT THERE ARE PROVEN OR PROBABLE MINERAL RESERVES ON OUR PROPERTY.

As of December 31, 2011 we had not yet conducted geological explorations sufficient to form a conclusion that there are proven or probable mineral reserves in the area in which we have exploration rights. The only surveys conducted on this land through the 2010 and 2011 calendar year have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government. It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify commercially reasonable mineral resources, the value of our Company and our securities will be materially and adversely affected.

WE ARE A PRIVATE COMPANY MAINLY OPERATING IN CHINA, WHICH MAY RESULT IN A MORE DIFFICULT BUSINESS ENVIRONMENT FOR US, COMPAIRED WITH THE STATE OWNED COMPANY IN MINING INDUSTRY

Currently, the Mining industry is in recession period. The cost of operation continues to rise, at the same time, mineral prices are constantly going down. We are a private company operating in China in mining industry, which may incur more cost in obtaining administrative permit, prospecting, etc, while many competitors are state-owned Companies and operate in a preferable business environment.

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

However, as of September 5, 2012, the Securities and Exchange Commission officially notified us of termination of the investigation against us that began in April 2011. We expect that our common stock would resume trading after filling all of the outstanding periodic reports.

THERE IS CURRENTLY A LARGE MARKET OVERHANG IN OUR COMMON STOCK AND FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE AND DIMINISH THE VALUE OF YOUR INVESTMENT.

On February 9, 2010, we filed a Certificate of Amendment to our Articles of Incorporation to effect a 1-for-10 reverse split of our common stock, after which all shares of our Series C Preferred Stock were converted into an aggregate of 609 million shares of our common stock. This effectively eliminated the ability of our other common stock holders to have a significant role in the election of directors and other corporate changes. Future sales of shares of our common stock or securities that are convertible into our common stock could adversely affect the market price of our common stock. If any of our principal stockholders sells a large number of shares or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our principal stockholders might sell shares of common stock could further depress the market for our common stock.

BECAUSE OUR OFFICERS AND DIRECTORS CONTROL THE MAJORITY OF THE VOTING POWER OF OUR COMMON STOCK, INVESTORS IN OUR COMMON STOCK WILL NOT BE ABLE TO DETERMINE THE OUTCOME OF STOCKHOLDER VOTES.

Our officers and directors currently control approximately 94% of our common stock. So long as they continue to hold, directly or indirectly, shares of common stock representing more than 50% of the combined voting power of our common stock, they will be able to direct the election of all of the members of our board of directors who will determine our strategic plans and financing decisions and appoint top management. They will also be able to determine the outcome of substantially all matters submitted to a vote of our stockholders, including matters involving mergers, acquisitions and other transactions resulting in a change of control of us, and our pursuit of corporate opportunities. They may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to holders of our common stock or adversely affect us or other investors.

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

The trading of our stock was suspended on April 1, 2011, by the SEC. If trading resumes, our stock will be a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and “accredited investors”, as defined. Rule 15g-2 requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market, and cautions investors against making a hurried investment decision. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction. The broker-dealer must also send a confirmation of these prices after the trade. After a purchase of penny stock, the broker-dealer must send a monthly account statement that gives an estimate of the value of each penny stock purchased.

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

ITEM 2. PROPERTIES.

Corporate Headquarters

Our corporate headquarters, consisting of 554 square meters, are located at Seventeenth Floor, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, 710075. Our telephone number is (86)29- 88331685 and our fax number is (86)29-88332335. We have leased our headquarters through January 31, 2013, at a rental rate of $11,763 per year.

Land use right leasing Parcel

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

We have land use rights (certificate No. (2006)3240001), in a 5.7 square kilometer parcel in Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province. We currently lease a portion of this parcel to Huanghe for the development and operation of a theme park. The lease expires on December 31, 2029.

The Dongfang Mining Parcel

We have mines exploration rights to a 50.12 square kilometer (12,385 acres) parcel in the Jiao Shan Zhai Mining Area, located in Xunyang County-Guo Jia Ling, Xunyang County, Shaanxi Province (the “Donfang Parcel”). Approval of the exploration rights was granted by the appropriate authorities (Certificate No. 6100000720386). As shown on the map below, the Dongfang Mining Parcel is located in the Guo Jia Ling- Jiao Shan Zhai Mining Area in eastern Xunyang County, under the jurisdiction of Shuhe Town, Guankou Town and Gouyuan Village, Xunyang County, Shaanxi Province.

礼泉县
Li Quan County
岐山县
Qi Shan County
扶风县
Fu Feng County
咸阳市
西安市
Xi'An city
临潼区
Lin Tong District
眉县
Mei County
武功县
Wu Gong County
雁塔区
长安区
Chang'an district
蓝田县
Lan Tian County
周至县
Zhou Zhi County
户县
洛南
商洛市
Shang luo City
G210
柞水县
Zuo Shui County
山阳县
Shan Yang County
佛坪县
Fo Ping County
镇安县
宁陕县
Ning Xian County
G210
洋县
Yang County
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

Subsequent Event

On June 1, 2012, the Company entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights at a consideration of $2,380,612 (RMB15,000,000), subject to the approval of the Department of Land and Resources of Shaanxi Province. To date, the administrative approval has not been obtained and the management can give no assurance if or when the transaction would be approved.

ITEM 3. LEGAL PROCEEDINGS.

We received a document subpoena dated April 4, 2011, pursuant to which the Enforcement Division of the SEC informed us that it was conducting an investigation of the Company to determine whether the Company has committed a violation of the federal securities laws. The subpoena required us to produce certain documents to the SEC, and we complied and responded on May 2, 2011.

On June 7, 2011, the SEC issued another subpoena in furtherance of its investigation and required the Company to produce additional documents relating to its land use right. We complied with the subpoena and responded on June 24, 2011 to the Los Angeles Regional Office of the SEC.

On September 5, 2012, the Securities and Exchange Commission officially notified us of its termination of the investigation against us that began in April 2011.  The SEC also confirmed that it had no intention of recommending any enforcement action by the Commission.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

CALENDAR YEAR	QUARTER	BID PRICE
		high	low
2011	First Quarter	$0.0025	0.0005
	First Quarter	$0.035	0.01
2010	Second Quarter	0.01	0.0001
	Third Quarter	0.0001	0.0001
	Fourth Quarter	0.0001	0.0001
	First Quarter	$0.035	0.01
2009	Second Quarter	0.07	0.035
	Third Quarter	0.14	0.02
	Fourth Quarter	0.03	0.018

Holders

As of December 31, 2011, we had 3,353 record holders of our common stock.

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

Stock Option Grants

None.

Unregistered Sales of Equity Securities

On December 25, 2009, the Company issued an aggregate of 4,500,000 shares of common stock to Messrs. Donald R. Monroe and Stanley F. Wilson, the principals of Capital Advisory Services, Inc., in connection with our share exchange transaction. To the best of our knowledge, each of them now holds 2,250,000 shares of common stock the shares were issued without registration in reliance on section 4(2) of the Securities Act. All issued and outstanding shares of series C Preferred Stock have been converted into an aggregate amount of 609 million shares of our common stock which were issued without registration in reliance on SEC Regulation S and section 3(a)(9) of the Securities Act.

Repurchases of Shares by the Company

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC, and other financial information contained elsewhere in this Form 10- K.

Overview

We cooperated with Shaanxi Western Mining & Energy Co., Ltd (“Western Mining”) to develop our mines by providing the exploration rights, technical support and related information. In 2011, we generated exploitation compensation revenue of $1,568,357.

Since 2003, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of China. Dongfang Mining was granted an exploration right for zinc, lead and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006.

As of December 31, 2011, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site. We have performed limited tests on the site but we have not yet determined if the site contains adequate mineralization to support mining activity.

We intended to transfer the exploration rights in the near future in order that we can direct our resources on the new clean energy business and we are trying to obtain the exploration rights transfer approval from the government currently.

We have leased the Land use right in Heyang County to Huanghe with the lease term from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term.

The following is a summary of the book value of our land use rights as of December 31, 2011:

Cost	$20,313,353
Less: Accumulated amortization	3,172,126
Land use rights, net	$17,141,227

The amortization expense for the year ended December 31, 2011 and December 31, 2010 was $401,476 and $411,482, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,564,337 as at December 31, 2011, which includes net income of $1,495,882 for the year ended December 31, 2011. The Company’s operations provided cash of $2,223,154 in 2011.

We began to generate revenue for the year ended December 31, 2011, of which the revenue from land use right leasing was expected to provide stable cash flow. In the future, we expect that there will no longer be a need for us to continue to rely on loans from our directors and other related parties. We believe that we have adequate capital to assure that we will be able to meet our obligations or obtain sufficient capital to complete our plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2011 and December 31, 2010

Sales revenue

We generated total revenue of $2,744,624 for the year ended December 31, 2011, while no revenue was generated for the year ended December 31, 2010. This increase was because lease term of land use rights began from January 1, 2011 to December 31, 2029 and we began the cooperation with Shaanxi Western Mining & Energy Co.,Ltd in mines exploitation in 2011. These two business segments generated revenue of $1,176,267 and $1,568,357 respectively.

Operating Expenses

Total operating expenses for the year ended December 31, 2011 increased to $810,910 from $643,218 for the year ended December 31, 2010. The increase was partially due to an increase in the administrative expense, which increased to $374,388 from $194,334, due to the expansion of our businesses. The depreciation expense and amortization expense for the year ended December 31, 2011 remained stable, as no addition or disposal occurred for Land use rights and slight changes occurred for fixed assets for the periods.

Income before taxes and non-controlling interests for the year ended December 31, 2011 was $1,779,128 as compared to a loss of $643,805 for year ended December 31, 2010. The significant improvement for our operating results was attributable to the revenue of $2,744,624 generated for the year ended December 31, 2011, while no revenue was recognized for the year ended December 31, 2010.

Net Income

We achieved a net income of $1,495,882 for the year ended December 31, 2011, compared to a net loss of $643,805 for the year ended December 31, 2010. The achievement was primarily due to the revenue from land use right leasing and mines exploitation compensation amount of $2,744,624 for the year ended December 31, 2011, while there was no revenue recognized for the year ended December 31, 2010.

Comprehensive Income

Our comprehensive income for the year ended December 31, 2011 was $1,194,891 compared with comprehensive income of $406,929 for the year ended December 31, 2010. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $11,307,186 as of December 31, 2011, or approximately 12%, from $10,112,295 as of December 31, 2010. The significant increase was primarily due to the increase in our net income from a net loss of $643,805 for the year ended December 31, 2010 to net income of $1,495,882 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $2,223,154 for the year ended December 31, 2011 was primarily attributable to receiving a payment of $1,568,357 for exploitation compensation. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $ 35,046 and amortization of land use rights of $ 401,476. Furthermore, there is an increase in operating assets of $263,287 and an increase in operating liability of $554,037.

Cash Flows From Investing Activities

Net cash used in investing activities of $628,489 for the year ended December 31, 2011 was incurred from purchase of property, plant and equipment and cash provided to the related parties.

Cash Flows From Financing Activities

Net cash of $642,788 used by financing activities for the year ended December 31, 2011 resulted from $1,508,669 advances from shareholders and $2,151,457 repayment to related parties.

General

Collectability of our account receivable for the land use right leasing and exploitation compensation is important to our continuation of operation. In addition, we have the access to short and long term loans of cash from our directors or other related parties.

We provided loans of $625,247 to our related parties for the year ended December 31, 2011.

We borrowed cash of $1,508,669 from our shareholders and returned $2,151,457 to the related parties for the year ended December 31, 2011.

Though our current assets decreased by $112,055 and total assets increased by $1,206,794 respectively, we still maintained a stable cash flow for the year ended December 31, 2011.

We have cash of $20,932 and $97,174 as of December 31, 2011 and 2010 respectively. We believe that we have sufficient cash to fund operations for approximately 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months, if we do not invest to expand the scale of operations.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2011.

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

CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, both significant risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

(a) Land use right leasing

We are currently leasing the land use right to Huanghe for the development and operation of a theme park. We generally collect the annual rent every year, and then recognize land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

(b) Mines exploitation compensation

We cooperated with Shaanxi Western mining & energy Co., Ltd in mines exploitation from the beginning of 2011.We offered exploration rights, technical support and information in exchange for the exploitation compensation. We generally collect the exploitation compensation every year, and then recognize revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

Related Party

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, member of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting party might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

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

Foreign currency translation gain or loss is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation loss recorded for the years ended December 31, 2011 was $300,991, while the translation gain for the year ended December 31, 2010 was $1,050,734. The equity accounts were stated at their historical rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page 30 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In July 2008, we engaged Brock, Schechter & Polakoff, LLP (“BSP”) as our principal independent accountants to audit our financial statements for the fiscal year ended December 31, 2009 and 2008, to be included on our Form 10-K under Section 13(a) or 15(d) under the Exchange Act of 1934, as amended, and for the fiscal quarterly reports.

Resignation of Brock, Schechter & Polakoff, LLP

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

(iv)
The March 31, 2010 and June 30, 2010 condensed consolidated financial statements and Forms 10-Q include errors identified by the SEC that need to be corrected and those reports should not be relied upon.

Resignation of Parker Randall CF (H.K.) CPA Limited

Effective May 23, 2012, Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) resigned as our independent registered public accounting firm.

The reports of Parker Randall on the our financial statements as of and for the years ended December 31, 2010 and December 31, 2009 contained no adverse opinion or disclaimer of opinion nor were any such reports  qualified or modified as to uncertainty, audit scope, or accounting principle.

During the recent fiscal years ending December 31, 2010 and December 31, 2009 and through the date of this Annual Report, there have been no (i) disagreements with Parker Randall on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Parker Randall’s satisfaction, would have caused Parker Randall to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

We have provided Parker Randall with a copy of the above disclosures and requested that Parker Randall furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statement.

Engagement of New Auditor

On August 20, 2012, we engaged MaloneBailey LLP (“MaloneBailey”), as our new independent registered public accounting firm.

During the recent fiscal years ending December 31, 2010 and December 31, 2011, and through the date of this Annual Report, we have not consulted MaloneBailey regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2011.

POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY

Chen Wei Dong	42	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	45	Director
Wang Sheng Li	45	Director
Li Ping	50	Chief Financial Officer
Li Ping	38	Director
Tian Hai Long	39	Director
Chen Min	37	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2011 none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 20101 we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2011, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involve for the past ten years in any of the events listed in item 401(f) of Regulation S-K.  No family relationships exist between any of our executive officers and directors.

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

Li Ping – Chief Financial Officer

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

Tian Hai Long – Director

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

Chen Min – Director

Ms Chen was appointed as a director of the Company in September 2006. She was in charge of item funds management and budget in a bridge design Company from March 2000 to September 2006. She worked in a national machinery manufacturing enterprise from 1997 to 2000. She obtained a bachelor degree from the Northern West University in  Financial and foreign exchange management in 1996.

Li Ping – Director

Ms. Li has been a director of the Company since September 2006. From 2002 to 2006, she was a teacher in Shaanxi Northwest Metallurgy College. She graduated from Shaanxi Metallurgy College in 1992 and majored in Metallurgy.

Audit Committee

We did not have an audit committee at December 31, 2011, and we are in the process of developing one.

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

Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: China Changjiang Mining & New Energy Co.., Ltd., 17th Floor, Xinhui Mansion, Gaoxin Road, Hi-Tech Zone, Xi’An, P.R. China, 710075.

We are in the process of reviewing and updating our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no reports required to be filed by Section 16(a) of the Exchange Act were untimely during fiscal 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The following table and the accompanying notes provide detailed information for each of the last two fiscal years ended 2011 and 2010 concerning cash and non-cash compensation paid or accrued to our named executive officers.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chen Wei Dong	2010	$102,677	0	0	0	0	0	0	$102,677
(Chairman of Board and CEO)	2011	$106,648	0	0	0	0	0	0	$106,648

Li Ping	2010	$10,570	0	0	0	0	0	0	$10,570
Chief Financial Officer	2011	$10,979	0	0	0	0	0	0	$10,979
______________
(1)	Compensation paid in RMB has been converted at the rate of $1USD = 6.3761RMB.

Director Compensation

In 2011, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan

We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2011 for:

Each stockholder, or group of affiliated stockholders, who we know beneficially to own more than 5% of the outstanding shares of our common stock;

Each of our current directors;

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

The number of shares and percentages of beneficial ownership set forth below are based on 64,629,559 shares of common stock outstanding as of December 31, 2011, which gives effect to our 1-for-10 reverse split of our common stock and the conversion of all outstanding shares of Series C Preferred Stock into 609 million shares of common stock.

Name and Address of Beneficial Owner(1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	0.95%
Zhang Hong Jun	35,174,152	54.43%
Wang Sheng Li	7,442,558	11.52%
Li Ping	6,079,408	9.41%
Tian Hai Long	6,079,408	9.41%
Chen Min	5,470,859	8.47%
Li Ping	0	0%
Officers and Directors as a Group (7 people)	60,854,934	94.19%
___________
(1)	The address for each beneficial owner is Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES TRANSACTIONS.

Loans from/to Related Parties

Our related parties are the following individuals and entities: (i) Mr. Wang Shengli (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; (iii) Ms Li Ping (our Chief Financial Officer and who has the same name with our Director Ms Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huiton World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd. Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd, Shaanxi Changjiang electricity & new energy Co.,Ltd, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd, Shaanxi Changfa Industrial Co.,LTD, Shaanxi Tangrenjie Advertising Media Co.,Ltd and Zhongke Aerospace & Agriculture Development Stock Co.,Ltd.

§ As of December 31, 2011, the related parties owed the Company $2,225,078, for advances made on an unsecured basis, repayable on demand, as follows:

As of December 31,2011
Due from Shaanxi Changjiang Zhongxiayou investment Co.,Ltd	$12,935
Due from Du Kang Liquor Development Co., Ltd	$793,537
Due from Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$448,349
Due from Shaanxi Changfa Industrial Co., LTD	$365,027
Due from Shaanxi Du Kang Liquor Group Co., Ltd	$573,001
Due from Chen Wei dong	$32,229
Total	$2,225,078

The balances of $793,537 and $573,001 represent the loan to the related parties Du Kang Liquor Development Co., Ltd and Shaanxi Du Kang Liquor Group Co., Ltd, respectively, which are unsecured, repayable on demand. These loans are interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards.

The remaining balances of $448,349 and $32,229 are the loans to Zhongke Aerospace & Agriculture Development Stock Co.,Ltd and Mr. Chen Weidong, the President of the Company, respectively, which are interest free, unsecured and repayable on demand..

As of December 31, 2011, the Company owed an aggregate of $4,176,700 to three stockholders, for a loan made on an unsecured basis, repayable on demand and interest free, as follows.

As of December 31,2011
Due to Wang Shengli	$2,187,606
Due to Zhang Hongjun	$1,391,389
Due to Chen Min	$597,705
Total	$4,176,700

The Company owed the following companies an aggregate of $2,100,486, as of December 31, 2011, which are interest free, unsecured and repayable on demand.

As of December 31,2011
Due to Huiton World Property Superintendent Company	$396,769
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,110,952
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$294,883
Due to Du Kang Liquor Development Co., Ltd	$65,200
Due to Du Kang Liquor Marketing co.,Ltd	$130,140
Due to Baishui Du Kang Brand Management Co.,Ltd	$101,573
Due to Shaanxi Xidenghui Technology Co. Ltd.	$969
Total	$2,100,486

Consulting Fees

E.H. Hawes, II served as the chairman of the board, President and Chief Executive Officer of North American until February 2008. Mr. Hawes has provided certain consulting services to the Company and was paid $0 in consulting fees during 2008 and 2007. He did not receive a salary from the Company and, the sum of $170,000 was paid to him in settlement of all claims and obligations.

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

	Year Ended December 31,
(2)	2010	2009
Audit Fees (1)	$13,875	$13,875
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-
Total Accounting Fees and Services	$13,875	$13,875

On August 20, 2012, we engaged MaloneBailey LLP (“MaloneBailey”), as the Company’s new independent registered public accounting firm.

The following table represents the aggregate fees billed for professional audit services rendered to MaloneBailey for the audit of our financial statements for the year ended December 31, 2011.

For the year ended December 31,2011
Audit Fees (1)	$45,000
Audit-Related Fees (3)	-
Tax Fees (4)	-
All Other Fees (5)	-
Total Accounting Fees and Services	$45,000
_________________
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

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by MaloneBailey have been pre-approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this 10K:

(a)(1)	Consolidated Financial Statements: The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2)	Financial Statement Schedule: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits Required by Item 601 of Regulation S-K:

Number	Exhibit Description	Footnote Reference

3.1	Articles of Incorporation (filed as Exhibit 3.1 to this Form 10-K)	*

3.2	Bylaws (filed as Exhibit 3.2 to this Form 10-K)	*

10.1	Plan of Exchange dated May 30, 2007 by and among North American Gaming and Entertainment Company, and SHAANXI CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG YOU XIAN GONG SI (filed as Exhibit 10.1 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.2	Lock Up Agreement among North American Gaming and Entertainment Company, E H. Hawes Trust, E. H. Hawes, II, Richard P. Crane and Daryl Case (filed as Exhibit 10.2 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.3	Lock-up Agreement (filed as Exhibit 10.3 the Company’s Form 8-K filed on February 6, 2008)	*

10.4	Mining Exploration Certificate (filed as Exhibit 10.4 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.5	Land Use Right (filed as Exhibit 10.5 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.6	Lease Agreement	(1)

10.7	Transfer Contract for the Guojialing- Jiaoshanzhai Lead & Zinc Exploration rights in Xunyng County, Shaanxi Province dated June 1, 2012 with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights (filed as Exhibit 10.7 to this Form 10-K)	*

14	Code of Ethics (filed as Exhibit 14 to this Form 10-K)	*

21	Subsidiaries (filed as Exhibit 21 to this Form 10-K)	*

23.1	Consent of Independent Registered Public Accounting Firm	*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
__________
*     Filed herewith.

(1)	Incorporated by reference from the Information Statement on Form 8-K of North American Gaming and Entertainment Company filed with the Securities and Exchange Commission on February 6, 2008.

(c)	Financial Statement Schedule: See Item 15(a)(2) above.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Changjiang Mining &New Energy Co., Ltd.

We have audited the accompanying consolidated balance sheet of China Changjiang Mining &New Energy Co., Ltd.  and its subsidiaries (collectively, the "Company") as of December 31, 2011, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Changjiang Mining &New Energy Co., Ltd. and its subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Changjiang Mining &New Energy Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Co., Ltd. (the "Company") as of December 31, 2010 and 2009, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2010 and 2009. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures have been completed as at November 21, 2011 Except for the disclosure on the diluted earnings per share on the consolidated statement of income and comprehensive income, disclosure on non-controlling interest and retained earnings on the consolidated statement of shareholders’ equity, and disclosure on net loss on consolidated statement of cash flows which is as at February 19, 2013. No additional audit procedures have been performed with respect to other financial information from November 21, 2011 to February 19, 2013.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants,
Hong Kong
November 21, 2011

Except for the disclosure on the diluted earnings per share on the consolidated statement of income and comprehensive income, disclosure on non-controlling interest and retained earnings on the consolidated statement of shareholders’ equity, and disclosure on net loss on consolidated statement of cash flows which is as at February 19, 2013.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2011	2010
ASSETS		(Audited)	(Audited)
Current assets
Cash and cash equivalents		$20,932	$97,174
Due from related parties		-	286,307
Other current assets and prepayments	3	753,742	503,248
Total Current Assets		774,674	886,729

Property, plant and equipment, net	4	145,336	169,456
Land use rights, net	5	17,141,227	16,694,854
Long-term investment		317,415	301,992
Due from related parties	6	2,225,078	1,343,905
TOTAL ASSETS		$20,603,730	$19,396,936

See accompanying notes to the consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2011	2010
LIABILITIES & SHAREHOLDERS’ EQUITY		(Audited)	(Audited)
Current Liabilities
Accounts payable		-	-
Other payables and accrued liabilities	7	602,496	75,380
Notes payable - related parties		434,137	434,137
Total Current Liabilities		1,036,633	509,517
Non-current liabilities
Due to related parties	8	2,100,486	4,147,403
Due to shareholders	9	4,176,700	2,741,338
Payable on acquisition of a subsidiary		1,982,725	1,886,383
Total Long-term Liabilities		8,259,911	8,775,124

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, zero and 499,630 shares outstanding as of December 31, 2011 and 2010, respectively	14	-	5,000
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares and 3,774,625 shares, issued and outstanding as of December 31, 2011 and 2010 respectively)	13	646,295	37,746
Treasury stock		(489,258)	(489,258)
Additional paid-in capital		13,916,844	14,520,393
Retained earnings		(5,564,337)	(6,574,431)
Non-controlling interests		617,334	131,546
Accumulated other comprehensive income		2,180,308	2,481,299
TOTAL SHAREHOLDERS’ EQUITY		11,307,186	10,112,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 20,603,730	$ 19,396,936

See accompanying notes to the consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		For the Years Ended December 31,
	Notes	2011	2010
		(Audited)	(Audited)

Sales revenue	10	$2,744,624	$-
Cost of revenue		(153,699)	-
Gross Profit		2,590,925	-
Operating expenses
Administrative expenses		(374,388)	(194,334)
Depreciation		(35,046)	(37,402)
Amortization		(401,476)	(411,482)
Total operating expenses		(810,910)	(643,218)
Income from operations		1,780,015	(643,218)
Other Income (Expenses)
Interest income		457	186
Interest expenses		(1,344)	(30)
Other expenses			(743)
Total Other Income (Expense)		(887)	(587)
Income (Loss) before tax		1,779,128	(643,805)
Income tax expenses	11	(283,246)	-
Net Income		$1,495,882	$(643,805)

Net income attributable to:
-Non-controlling interests(loss)		$485,788	$(17,903)
-Common Stockholders		$1,010,094	$(625,902)

Other comprehensive income/(loss)
Foreign currency translation adjustments		(300,991)	1,050,734
Total Comprehensive Income		$1,194,891	$406,929

Weighted average shares-Basic		25,448,985	3,774,625
Weighted average shares-Diluted		25,448,985	3,774,625
Earnings per share - Basic		$0.06	$(0.17)
Earnings per share – Diluted		$0.06	$(0.17)

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	Preferred stock		Common stock			Treasure stock			Additional paid-in	Non-controlling	Retained	Accumulated other comprehensive
	Share	Amount	Share	Amount		Share	Amount		capital	Interest	earnings	income	Total
		$		$			$		$	$	$	$	$

Balance at December 31, 2009	500,000	5,000	37,716,588		377,166	17,572,494		(489,258)	14,180,973	149,449	(5,948,529)	1,430,565		9,705,366

One for ten reverse split for common stock	-	-	(33,941,963)		(339,420)	-		-	339,420	-	-	-		-

Net income (loss) for the year	-	-	-		-	-		-	-	(17,903)	(625,902)	-		(643,805)

Foreign currency translation gain(loss)	-	-	-		-	-		-	-	-	-	1,050,734		1,050,734

Balance at December 31, 2010	500,000	5,000	3,774,625		37,746	17,572,494		(489,258)	14,520,393	131,546	(6,574,431)	2,481,299		10,112,295

Apportionment of loss to non-controlling interest	-	-	-		-	-		-	-	485,788	(485,788)	-		-

Net income (loss) for the period	-	-	-		-	-		-	-	-	1,495,882	-		1,495,882

Conversion from Preferred stock to Common Stock	(500,000)	5,000	60,854,934		608,549				(603,549)

Foreign currency translation gain(loss)	-	-	-		-	-		-	-	-	-	(300,991)		(300,991)

Balance at December 31, 2011	-	-	64,629,559		646,295	17,572,494		(489,258)	13,916,844	617,334	(5,564,337)	2,180,308		11,307,186

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	For the Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(Audited)	(Audited)
Net income/(loss)	$1,495,882	$(643,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	436,522	448,884
Changes in operating assets and liabilities:
Other current assets and prepayments	(263,287)	(313,732)
Other payables and accrued liabilities	554,037	60,973
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,223,154	(447,680)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,242)	-
Due from related parties	(625,247)	(460,697)
CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(628,489)	(460,697)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(2,151,457)	404,083
Proceeds from shareholders	1,508,669	87,942
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(642,788)	492,025
Effect of exchange rate changes on cash and cash equivalents	(1,028,119)	486,332
NET INCREASE (DECREASE) IN CASH	(76,242)	69,980
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$97,174	$27,194
CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,932	$97,174

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Preferred stock to Common Stock	$608,549	$-

See accompanying notes to the consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated under the laws of the State of Delaware in 1969.

Hong Kong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shaanxi Pacific New Energy Development Company Limited ("Shaanxi Pacific") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 as an investment holding company.

Shaanxi Changjiang Mining &New Energy Co., Ltd (“Shaanxi Changjiang”) (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xi’An, PRC.

In August 2005, Shaanxi Changjiang contributed land use rights valued at $7,928,532 in lieu of cash to the registered capital of Huanghe representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shaanxi Changjiang Petroleum and Energy Development Co., Limited and is engaged in the development of a theme park in Huanghe Bay (Huanghe Nantan), Heyang County, Shaanxi Province, PRC.

On February 5, 2007, Shaanxi Changjiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("Dongfang Mining") for $3,117,267 in cash. Dongfang Mining is engaged in exploration for lead, zinc and gold for mining in Xunyan County, Shaanxi Province, PRC.

On March 22, 2007, Shaanxi Changjiang entered into an agreement with the majority shareholder of Shaanxi Changjiang to exchange its 92.93% interest in Huanghe for a 20% equity interest in Dongfang Mining owned by this related party.

On August 15, 2007, 97.2% of the shareholders of Shaanxi Changjiang entered into a definitive agreement with Shaanxi Pacific and the stockholders of Shaanxi Pacific in which they disposed their ownership in Shaanxi Changjiang to Shaanxi Pacific for 98% of ownership in Shaanxi Pacific and cash of $1,328,940 payable on or before December 31, 2007.

On September 2, 2007, Wah Bon acquired 100% ownership of Shaanxi Pacific for a cash consideration of $128,205.

On May 30, 2007, amended to July 5, 2007, North American Gaming and Entertainment Corporation (“North American”) entered into a Material Definitive Agreement, pursuant to which the shareholders of Shaanxi Changjiang exchanged all their shares in Shaanxi Changjiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American which carried the right of 1,218 votes per share and was convertible to 609,000,000 common shares. In connection with the exchange, Shaanxi Changjiang also delivered $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock were automatically converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining & New Energy Co. Limited and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon became a wholly owned subsidiary of North American.

There was a 10 to 1 reverse stock split for the Company’s common stock during December 2009 and all the shares information are retroactively restated to reflect the reverse stock split.

The Company was reincorporated from the state of Delaware to the state of Nevada with the intent to effect a statutory merger of the Delaware corporation "North American Gaming and Entertainment Corporation", into China Changjiang and to swap all issued and outstanding shares in the Delaware corporation for comparable shares in China Changjiang and dissolve the Delaware corporation.

1	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

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

On February 4, 2008, (the "Closing Date") we acquired Wah Bon and its three subsidiaries: Shaanxi Pacific; Shaanxi Changjiang and Dongfang Mining. Wah Bon owns 100% of Shaanxi Pacific. Shaanxi Pacific owns 97.2% of Shaanxi Changjiang; and Shaanxi Changjiang owns 60% of Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Shaanxi Changjiang and Dongfang Mining respectively.

Accordingly, the consolidated financial statements include the following:

(1)	The consolidated balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger or the period presented.

China Changjiang, Wah Bon, Shaanxi Pacific, Shaanxi Changjiang and Dongfang Mining are hereafter referred to collectively as "the Company".

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its accounts and prepares its financial statements using the accrual method accounting .The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied.

(b)	Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2011 and 2010 consolidate the financial statements of China Changjiang and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Shaanxi Pacific, 97.2% owned subsidiary Shaanxi Changjiang, and 60% owned subsidiary Dongfang Mining. The minority interests represent the minority shareholders' 2.8% and 40% shares of the results of Shaanxi Changjiang and Dongfang Mining respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Business combinations and consolidated financial statements

The acquisition on March 22, 2007, which Shaanxi Changjiang entered into an agreement with the majority stockholder of Shaanxi Changjiang to exchange its 92.93% interest in Huanghe for 20% equity interest in Dongfang Mining owned by this related party; the acquisition on August 15, 2007, which 97.2% of the stockholders of Shaanxi Changjiang entered into a definitive agreement with Shaanxi Pacific and the stockholders of Shaanxi Pacific pursuant to which they disposed their ownership in Shaanxi Changjiang to Shaanxi Pacific for 98% of ownership in Shaanxi Pacific; The acquisition on September 2, 2007, in which Wah Bon acquired 100% ownership of Shaanxi Pacific at a consideration of $128,205 in cash were all accounted for as a reorganization of entities under common control.

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

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner.

We acquired the 5.71 sq.km land use right parcel, located in Heyang Country, Shaanxi Province in 2005. Our land use rights are amortized over their fifty year term from October 2001 to October 2051. We have leased our land use right to Huanghe, and began to generate the rent revenue for the year ended December 31, 2011.

(k)	Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2011 and 2010.

(l)	Equity-method investment

An affiliated company over which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, and other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company’s share of earnings of equity affiliate is included in the accompanying consolidated statements of operations below provision for income taxes.

(m)	Fair value of financial instruments

The Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”), ASC 820 use of financial instruments Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144").  ASC Topic 820 defines fair value, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of December 31, 2011, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

(n)	Foreign Currency Translation

The Group maintains its consolidated financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of "Wah Bon" is Hong Kong dollar (“ HKD”), and the functional currency of "Shaanxi Pacific", "Shaanxi Changjiang" and "Dongfang Mining" are the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon", "Shaanxi Pacific", "Shaanxi Changjiang" and "Dongfang Mining" which are prepared using the functional currency have been translated into United States dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	2011.12.31	2010.12.31
Period end US$ : RMB exchange rate	6.3009	6.6227
Average periodic US$ : RMB exchange rate	6.3761	6.7255

USD to HKD

	2011.12.31	2010.12.31
Period end US$ : UHK exchange rate	7.7694	7.7832
Average periodic US$ : UHK exchange rate	7.7763	7.7690

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

(o)	Related Party

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, member of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting party might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

(p)	Revenue Recognition

The Company recognizes revenue when the earnings process is complete, both significant risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

(1) Land use right leasing
The Company currently leased the land use right to Huanghe for the development and operation of a theme park. The Company generally collects the annual rent every year, and then recognizes land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

(2) Mines exploitation compensation
The Company cooperated with Shaanxi Western Mining & Energy Co., Ltd in mines exploitation from the beginning of 2011.We offered exploration rights, technical support and information in exchange for the exploitation compensation. The Company generally collects the exploitation compensation every year, and then recognizes revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

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

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

(r)	Comprehensive Income/Loss

Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a consolidated financial statement that is presented with the same prominence as other financial statements. At present, the only component of other comprehensive income is the company’s foreign currency translation adjustment.

(s)	Earning/Loss per share

Basic earning/loss per share is computed by dividing earning/loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earning/loss per share is computed in a manner similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

(t)	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only, if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operation, and cash flows.

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

3.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments mainly consist of receivable balance of $555,476 for land use right leasing and $198,266 for the small amount advances to the employees

4.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2011	December 31, 2010
Cost
Motor vehicles	$301,535	$286,883
Office equipment	65,909	60,143
Total	367,444	347,026

Accumulated depreciation	(222,108)	(177,570)

Property, plant and equipment, net	$145,336	$169,456

Depreciation expenses for the years ended December 31, 2011 and 2010 were $35,046 and $37,402 respectively.

5.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2011	December 31, 2010

Cost of Land use right	$20,313,352	$19,326,318
Accumulated Amortization of Land use right	(3,172,125)	(2,631,464)
Intangible Asset, net	$17,141,227	$16,694,854

Amortization expenses were approximately $401,476 and $411,482 for the years ended December 31, 2011, and 2010, respectively.

6.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $2,225,078 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	December 31, 2011	December 31, 2010	Interest
Du Kang Liquor Development Co., Ltd	$793,537	-	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$573,001	-
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$448,349	426,563	interest free
Shaanxi Changfa Industrial Co., LTD	$365,027	347,290	interest free
Mr Chen Weidong	$32,229	13,341	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$12,935	12,306	interest free
Others		544,405	interest free
Total	2,225,078	1,343,905

7.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2011	December 31, 2010

Tax payable	$442,263	$-
Salary and welfare payable	24,674	23,223
Other payable	135,559	52,157
	$602,496	$75,380

8.	DUE TO RELATED PARTIES

The balance of $2,100,486 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand.

Due to related parties consists of the following.

	December 31, 2011	December 31, 2010

Due to Huiton World Property Superintendent Company	$396,769	377,490
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,110,952	1,056,971
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$294,883	285,384
Due to Du Kang Liquor Development Co., Ltd	$65,200	-
Due to Du Kang Liquor Marketing co.,Ltd	$130,140	123,817
Due to Baishui Du Kang Brand Management Co.,Ltd	$101,573	96,637
Due to Shaanxi Xidenghui Technology Co. Ltd.	$969	921
Due to Shaanxi Huanghe Bey Springs Lake Theme Park Co.,Ltd	$-	603,983
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	278,419
Due to Mr. Zhang Hongjun	$-	1,323,781
Total	$2,100,486	4,147,403

9.	DUE TO SHAREHOLDERS

The balance of $4,176,700 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand.

Due to shareholders consists of the following.

	December 31, 2011	December 31, 2010

Due to Wang Shengli	$2,187,606	2,081,309
Due to Zhang Hongjun	$1,391,389	-
Due to Chen Min	$597,705	439,570
Others	$-	220,459
Total	$4,176,700	2,741,338

10.	SALES REVENUE

The details of Sales revenue are as follows:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Land use right leasing	$1,176,267	$-
Mines exploitation compensation	1,568,357	-
Total	$2,744,624	$-

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1,176,267 (equivalent to RMB7, 500,000).

The Company has a joint exploration contract with Shaanxi Western Mining & Energy Co., Ltd dated July 16, 2010, which requires the Company to provide exploration rights, technical support, and related information in exchange for the exploitation compensation. According to the contract, Western Mining is obligate to pay a total $1,568,357 to the Company as exploitation compensation for the year ended December 31, 2011.

11.	INCOME TAX

China Changjiang is incorporated in the United States and has not incurred net operating income as for income tax purposes for the years ended December 31, 2011 and 2010. The Company’s other subsidiaries are subject to income tax described below.

Hong Kong

Wah Bon is incorporated in Hong Kong and subject to Hong Kong profits tax. Wah Bon has no operating profit or tax liabilities during the period presented.

PRC

On March 16, 2007, the National People’s Congress passed the new Enterprise Income Tax Law (“the new EIT Law”), which was effective as of January 1, 2008.

The key changes for the new EIT Law are:

a)	The new EIT Law imposes a single income tax rate of 25% for most domestic enterprises and foreign investment enterprises.
b)
The Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

c)	Entities that qualify as “High and New Technology Enterprises” are entitled to the preferential lower tax rate of 15%.
d)
The new EIT Law grants tax holiday to entities operating in certain beneficial industries, such as environmental protection, energy – saving, etc. Entities in beneficial industries enjoy a three-year tax exempt and a three-year period with 50% reduction in the income tax rates.

Shaanxi Pacific, Shaanxi Changjiang and Dongfang Mining are incorporated in the PRC and subject to the above new EIT. All of these three subsidiaries are subject to effective income tax rate of 25% for the year ended December 31, 2011 and 2010. Shaanxi Pacific did not incur any operating income for the years ended December 31, 2011 and 2010.

The new EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purpose and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if (ⅰ)the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ⅱ) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (ⅲ) its major assets, accounting books, company sales, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (ⅳ) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the new EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to September 19, 2008.

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The United States of America, where the Company is incorporated, has such tax treaty with China.

The provision for taxes on earnings consisted of:

	For the year ended December 31, 2011	For the year ended December 31, 2010
PRC Enterprise Income Tax	$283,246	$-
United States Federal Income Tax	$-	$-
Income tax, net	$283,246	$-

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Current income tax expense	$445,734	$-
Deferred income tax benefit	$(162,488)	$-
Income tax, net	$283,246	$-

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	For the year ended December 31, 2011	For the year ended December 31, 2010
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-9%	-25%
Effective income tax rate	16%	0%

As of December 31, 2011, the Company had net taxable operating losses of approximately $23,610,028 carried forward from prior year. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. Although the Company turned loss into profits for the year ended December 31, 2011, the Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $5,902,507 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	December 31, 2011	December 31, 2010
Deferred tax assets
Net operating loss carry-forward	$5,902,507	$5,615,702
Total of Deferred tax assets	$5,902,507	$5,615,702
Less: valuation allowance	$(5,902,507)	$(5,615,702)
Net deferred assets	$-	$-

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

12.	RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $1,176,267 for the year ended December 31, 2011.

13.	COMMON STOCK

In August 2011, the 499,630 shares of Series C Preferred Stock were converted into 60,854,934 shares of Common Stock.

As a result, the common shares of the Company outstanding were 64,629,559 as of December 31, 2011, with the par value of $0.01 per share.

14.	PREFERRED STOCK

There were 499,630 shares of Series C Convertible Preferred Stock outstanding, and each share carried the right to 1,218 votes per share and was convertible to common stock.

In August 2011, the shareholders converted all of the 499,630 shares of Series C Preferred Stock into 60,854,934 shares common stock.

15.	SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and exploration for mineral ores. Summarized information by business segment for the year ended December 31, 2011 and 2010 is as follows.

	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenue
Land use right leasing	$1,176,267	$-
Mines exploitation compensation	1,568,357	-
Cost of revenue
Land use right leasing	65,871	-
Mines exploitation compensation	87,828	-
Gross Profits
Land use right leasing	1,110,396	-
Mines exploitation compensation	1,480,529	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

16.	SUBSEQUENT EVENT

On June 1, 2012, the Company entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights at a consideration of $2,380,612 (RMB15,000,000). Pursuant to the agreement, both parties would be exempted from the liabilities for breach of agreement, and the agreement would be terminated in advance, in case the transaction could not be approved by the Department of Land and Resources of Shaanxi Province. Up to present, the deposit of $317,415 (RMB2,000,000) has been settled and the second payment of $1,110,952 (RMB7,000,000) has been deposited in the condominium account. However, the administrative approval has not been obtained and the management could not determine if and when it would be approved.

As of September 5, 2012, the Securities and Exchange Commission (“SEC”) officially notified the Company of termination of the investigation against the Company, which began in April 2011. The SEC also confirmed that there was no intention of recommending any enforcement action by the Commission.

The Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd (“Weinan Changjiang”), to develop the new energy business in April 2012. Shaanxi Changjiang accounted for 51% shares of Weinan Changjiang, and Mr. Zhang Hongjun, the actual controlling person, accounted for the other 49% shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW
ENERGY COMPANY, LTD.
(Registrant)

Date: February 26, 2013	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: February 26, 2013	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of Board of Directors (Principal Executive Officer)	February 26, 2013

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	February 26, 2013

/s/ Zhang Hong Jun	Director	February 26, 2013

/s/ Wang Sheng Li	Director	February 26, 2013

/s/ Tian Hai Long	Director	February 26, 2013

/s/ Chen Min	Director	February 26, 2013

/s/ Li Ping	Director	February 26, 2013