Form 10-Q
period 2011-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-04-24
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at March 31, 2011.

At March 31, 2011, the registrant had outstanding 3,774,625 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Quarter Ended March 31, 2011

TABLE OF CONTENTS
PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4,	CONTROLS AND PROCEDURES	22

PART II

ITEM 1,	LEGAL PROCEEDINGS	24

ITEM 1A,	RISK FACTORS	24

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4,	(REMOVED AND RESERVED).	31

ITEM 5,	OTHER INFORMATION	31

ITEM 6,	EXHIBITS	31

	SIGNATURES	32

	EX-31.1 (CERTIFICATION)
	EX-31.2 (CERTIFICATION)
	EX-32.1 (CERTIFICATION)
	EX-32.2 (CERTIFICATION)

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STAEMENT

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
FINANCIAL REPORT
At March 31, 2011 and December 31, 2010
For the Three Months Ended March 31, 2011 and 2010

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)	6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-17

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF March 31, 2011 AND December 31, 2010
(Stated in US Dollars)

		March 31,	December 31,
	Notes	2011	2010
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$19,552	$97,174

Due from related parties	6	712,724	286,307
Other current assets and prepayments	3	53,049	503,248

Total Current Assets		785,325	886,729

Property, plant and equipment, net	4	162,129	169,456
Land use rights, net	5	16,766,068	16,694,854
Long-term investment		305,045	301,992

Due from related parties	6	1,602,774	1,343,905
TOTAL ASSETS		$19,621,341	$19,396,936

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		March 31,	December 31,
	Notes	2011	2010
LIABILITIES & SHAREHOLDERS’ EQUITY		(Unaudited)	(Audited)
Current Liabilities
Accounts payable		-	-

Other payables and accrued liabilities	7	1,233,853	75,380
Notes payable - related parties		434,137	434,137

Total Current Liabilities		1,667,990	509,517
Non-current liabilities
Due to related parties	8	2,282,914	4,147,403
Due to shareholders	9	4,019,065	2,741,338
Payable on acquisition of a subsidiary		1,905,459	1,886,383
Total Long-term Liabilities		8,207,438	8,775,124

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, 499,630 shares outstanding as of March 31, 2011 and December 31, 2010	12	5,000	5,000
Common stock ($0.01 par value, 250,000,000 shares authorized, 3,774,625 shares, issued and outstanding as of March 31, 2011 and December 31, 2010 )	13	37,746	37,746
Treasury stock		(489,258)	(489,258)
Additional paid-in capital		14,520,393	14,520,393

Retained earnings		(6,355,748)	(6,574,431)

Non-controlling interests		269,041	131,546

Accumulated other comprehensive income		1,758,739	2,481,299

TOTAL SHAREHOLDERS’ EQUITY		9,745,913	10,112,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$19,621,341	$19,396,936

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

		For the Three Months Ended March 31,
	Notes	2011	2010
		(Unaudited)	(Unaudited & Unreviewed)

Sales revenue	10	$664,570	$-
Cost of revenue		(37,216)	-
Gross Profit		627,354	-
Operating expenses
Administrative expenses		149,743	42,186
Depreciation		8,871	8,724
Amortization		97,211	101,337
Total operating expenses		255,825	152,247
Income from operations		371,529	(152,247)
Other Income (Expenses)
Interest income		145	168
Interest expenses		(368)	-
Other expenses			-
Total Other Income (Expense)		(223)	168
Income (Loss) before tax		371,306	(152,079)
Income tax expenses	11	15,128	-
Net Income(loss)		$356,178	$(152,079)

Net income attributable to:
-Non-controlling interests(loss)		$137,495	$(7,225)
-Common Stockholders		$218,683	$(144,854)

Other comprehensive income/(loss)
Foreign currency translation adjustments		(722,560)	2,819
Total Comprehensive Income		$(366,382)	$(149,260)

Weighted average shares-Basic	1	3,774,625	37,716,588
Weighted average shares-Diluted		64,629,559	37,716,588
Earnings per share – Basic		$0.09	$(0.00)
Earnings per share – Diluted		$0.01	$(0.00)

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

For the three months ended March 31,2011 (Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Non-	Accumulated Other		Total
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Controlling Interest	Comprehensive Income	Retained Earnings	Shareholder's Equity

Balance as of December 31, 2010 (Audited)	500,000	5,000	3,774,625	37,746	17,572,494	(489,258)	14,520,393	131,546	2,481,299	(6,574,431)	10,112,295
Net income for three months ended March 31, 2011			-	-			-		-	356,178	356,178
Apportionment of loss to non-controlling interest								137,495		(137,495)	-
Conversion from Preferred stock to Common Stock							-				-
Foreign currency translation adjustment			-	-			-	-	(722,560)	-	(722,560)
Balance as of March 31, 2011	500,000	5,000	3,774,625	37,746	17,572,494	(489,258)	14,520,393	269,041	1,758,739	(6,355,748)	9,745,913

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited & Unreviewed)
Net income/(loss)	$356,178	$(152,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,082	106,082
Changes in operating assets and liabilities:
Other current assets and prepayments	454,752	(79,427)
Other payables and accrued liabilities	1,170,188	108,962
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,087,200	(16,462)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(397)	(381)
Due from related parties	(692,216)	-
CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(692,613)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(1,883,343)	(1,216,341)
Proceeds from shareholders	1,290,648	1,091,866
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(592,695)	(124,475)
Effect of exchange rate changes on cash and cash equivalents	(879,514)	125,593
NET INCREASE (DECREASE) IN CASH	(77,622)	(15,725)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	$97,174	$27,194
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$19,552	$11,469

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Preferred stock to Common Stock	$-	$-

See accompanying notes to the unaudited consolidated financial statements

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

In August 2005, Shaanxi Changjiang contributed land use rights valued at $7,928,532 in lieu of cash to the registered capital of Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”) representing 92.93% of the equity of Huanghe. Huanghe was incorporated as a limited liability company in the PRC on August 9, 2005 as Shaanxi Changjiang Petroleum and Energy Development Co., Limited and is engaged in the development of a theme park in Huanghe Bay (Huanghe Nantan), Heyang County, Shaanxi Province, PRC.

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

There was a 10 to 1 reverse stock split for the Company’s common stock during December 2009 and all the shares information are retroactively restated to reflect the reverse stock split. The Company will affect the reverse stock splits upon obtaining regulatory approval. The preferred stock holders will not convert their C convertible preferred stock until after the completion of the reverse stock split.

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

China Changjiang, Wah Bon, Shaanxi Pacific, Shaanxi Changjiang and Dongfang Mining are hereafter referred to collectively as "the Company".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy Company Ltd (the “Company”) as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2011 are not indicative of the results that may be expected for the full year ending December 31, 2011.

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

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	March 31, 2011	December 31, 2010
Period end US$ : RMB exchange rate	6.5564	6.6227
Average periodic US$ : RMB exchange rate	6.5832	6.7255

USD to HKD

	March 31, 2011	December 31, 2010
Period end US$ : UHK exchange rate	7.7839	7.7832
Average periodic US$ : UHK exchange rate	7.7760	7.7690

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

Earning/Loss per share

Basic earning/loss per share is computed by dividing earning/loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is computed in a manner similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

3. OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments mainly represent the small amount advances to the employees. The balances were $53,049 and $503,248 as of March 31, 2011 and December 31, 2010 respectively.

4. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31, 2011	December 31, 2010
Cost
Motor vehicles	$289,784	$286,883
Office equipment	60,622	60,143
Total	350,406	347,026

Accumulated depreciation	(188,277)	(177,570)

Property, plant and equipment, net	$162,129	$169,456

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $8,871 and $8,724 respectively.

5. INTANGIBLE ASSET

The following is a summary of intangible asset:

	March 31, 2011	December 31, 2010

Cost of Land use right	$19,521,750	$19,326,318
Accumulated Amortization of Land use right	(2,755,682)	(2,631,464)
Intangible Asset, net	$16,766,068	$16,694,854

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.
Amortization expenses were approximately $97,211 and $101,337 for the three months ended March 31, 2011, and 2010, respectively.

6. DUE FROM RELATED PARTIES

The balance of due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand. It was classified as current and non-current according to the repayment status.

Due from related parties – non current consists of the following:

	March 31, 2011	December 31, 2010	Interest

Du Kang Liquor Development Co., Ltd	$762,614	-	interest free for the first year and bear interest
Shaanxi Du Kang Liquor Group Co., Ltd	$20,301	-	in the benchmark lending rate over the same period afterwards
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$430,877	426,563	interest free
Shaanxi Changfa Industrial Co., LTD	$350,802	347,290	interest free
Mr Chen Weidong	$25,750	13,341	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$12,430	12,306	interest free
Others		544,405	interest free
Total	1,602,774	1,343,905

Due from related parties – current consists of the following:

	March 31, 2011	December 31, 2010	Interest
Shaanxi Du Kang Liquor Group Co., Ltd	$712,724	286,307	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards

7. OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	March 31, 2011	December 31, 2010

Tax payable	$52,781	$-
Salary and welfare payable	23,458	23,223
Other payable	1,157,614	52,157
	$1,233,853	$75,380

The tax payable of $52,781 includes income tax payable of $52,558, business tax payable and other tax payable of $223.

8. DUE TO RELATED PARTIES

The balance of $2,282,914 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand.

Due to related parties consists of the following.

	March 31, 2011	December 31, 2010

Due to Huiton World Property Superintendent Company	$381,307	377,490
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,067,659	1,056,971
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$286,224	285,384
Due to Du Kang Liquor Marketing co.,Ltd	$125,069	123,817
Due to Baishui Du Kang Brand Management Co.,Ltd	$97,614	96,637
Due to Shaanxi Xidenghui Technology Co. Ltd.	$930	921
Due to Shaanxi Huanghe Bey Springs Lake Theme Park Co.,Ltd	$324,111	603,983
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	278,419
Due to Mr. Zhang Hongjun	$-	1,323,781
Total	$2,282,914	4,147,403

9. DUE TO SHAREHOLDERS

The balance of $4,019,065 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand.

Due to shareholders consists of the following.

	March 31, 2011	December 31, 2010

Due to Wang Shengli	$2,102,356	2,081,309
Due to Zhang Hongjun	$1,337,167	-
Due to Chen Min	$444,015	439,570
Others	$135,527	220,459
Total	$4,019,065	2,741,338

10. SALES REVENUE

The details of Sales revenue are as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Land use right leasing	$284,816	$-
Mines exploitation compensation	379,754	-
Total	$664,570	$-

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1,139,263 (equivalent to RMB7,500,000). The rent revenue of $284,816 was recognized for the quarter ended March 31, 2011.

The Company has a joint exploration contract with Shaanxi Western Mining & Energy Co., Ltd dated July 16, 2010, which requires the Company to provide exploration rights, technical support, and related information in exchange for the exploitation compensation for the contract period from January 1, 2011 to December 31, 2011. The Company received $1,519,018 (equivalent to RMB10,000,000) until the end of the first quarter of 2011. The revenue of exploitation compensation was $379,754 for the quarter ended March 31, 2011.

11. INCOME TAX

The provision for taxes on earnings consisted of:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
PRC Enterprise Income Tax	$15,128	$-
United States Federal Income Tax	$-	$-
Income tax, net	$15,128	$-

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Current income tax expense	$85,763	$-
Deferred income tax benefit	$(70,635)	$-
Income tax, net	$15,128	$-

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-21%	-25%
Effective income tax rate	4%	0%

As of March 31, 2011, the Company had net taxable operating losses of approximately $23,610,028 carried forward from prior year. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. Although the Company turned loss into profits for the three months ended March 31, 2011, the Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $5,902,507 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	March 31, 2011	December 31, 2010
Deferred tax assets
Net operating loss carry-forward	$5,902,507	$5,615,702
Total of Deferred tax assets	$5,902,507	$5,615,702
Less: valuation allowance	$(5,902,507)	$(5,615,702)
Net deferred assets	$-	$-

12. RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $284,816 for the three months ended March 31, 2011.

13. SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and exploration for mineral ores. Summarized information by business segment for the three months ended March 31, 2011 and 2010 is as follows.

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Revenue
Land use right leasing	$284,816	$-
Mines exploitation compensation	379,754	-
Cost of revenue
Land use right leasing	15,950	-
Mines exploitation compensation	21,266	-
Gross Profits
Land use right leasing	268,866	-
Mines exploitation compensation	358,488	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

14. SUBSEQUENT EVENT

There were 499,630 shares of Series C Convertible Preferred Stock outstanding as of March 31, 2011, and each share carried the right to 1,218 votes. In August 2011, the shareholders converted all of the 499,630 shares of Series C Preferred Stock into 60,854,934 shares common stock. As a result, the common shares of the Company outstanding were 64,629,559 as of December 31, 2011, with the par value of $0.01 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, assumptions about our future ability to increase income streams, reduce and control costs, to grow revenue and earnings, and our ability to obtain additional debt and/or equity capital on commercially reasonable terms, none of which is certain.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in our periodic reports with the SEC.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis should be read in conjunction with our March 31, 2011 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 and 2011.

Overview

Through our majority-controlled subsidiary, Dongfang Mining, we are engaged in the exploration for commercially recoverable metal-bearing mineral deposits, such as zinc, lead and gold. To date, our activities have not resulted in the location of proven reserves. We cooperated with Shaanxi Western Mining & Energy Co., Ltd (“Western Mining”) to develop our mines by providing the exploration rights, technical support and related information. We generated exploitation compensation revenue of $379,754 for the three months ended March 31, 2011.

Since 2003, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of China. Dongfang Mining was granted an exploration right for zinc, lead and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006.

As of March 31, 2011, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site. We have performed limited tests on the site but we have not yet determined if the site contains adequate mineralization to support mining activity.

We intended to transfer the exploration rights in the near future in order that we can direct our resources on the new clean energy business and we are trying to obtain the exploration rights transfer approval from the government currently.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million. Our land use rights are amortized over their 50 year term.

The following is a summary of the book value of our land use rights as of March 31, 2011:

Cost	$19,521,750
Less: Accumulated amortization	2,755,682
Land use rights, net	$16,766,068

The amortization expense for the three months ended March 31, 2011 and March 31, 2010 was $97,211 and $101,337, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,355,748 as at March 31, 2011, which includes net income of $356,178 for the three months ended March 31, 2011. The Company’s operations provided cash of $2,087,200 for the three months ended March 31, 2011.

We began to generate revenue for the quarter ended March 31, 2011, of which the revenue from land use right leasing was expected to provide stable cash flow. In the future, we expect that there will no longer be a need for us to continue to rely on loans from our directors and other related parties. We believe that we have adequate capital to assure that we will be able to meet our obligations or obtain sufficient capital to complete our plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and March 31, 2010

Sales revenue

We generated total revenue of $664,570 for the three months ended March 31, 2011, while no revenue was generated for the three months ended 31, 2010. This increase was because a lease of land use rights began on January 1, 2011 and we began the cooperation with Shaanxi Western Mining & Energy Co., Ltd to develop and exploit our mines at the beginning of 2011. These two business segments generated revenue of $284,816 and $379,754 respectively.

Operating Expenses

Total operating expenses for the three months ended March 31, 2011 increased to $255,825 from $152,247 for the three months ended March 31, 2010. The increase was mainly due to an increase in the administrative expense, which increased to $149,743 from $42,186, due to the expansion of our businesses. The depreciation expense and amortization expense for the three months ended March 31, 2011 remained stable, as no addition or disposal occurred for Land use rights and slight changes occurred for fixed assets for the periods.

Income before taxes for the three months ended March 31, 2011 was $371,306 as compared to a loss of $152,079 for the three months ended March 31, 2010. The significant improvement for our operating results was attributable to the revenue of $664,570 generated for the three months ended March 31, 2011, while no revenue was recognized for the three months ended March 31, 2010.

Net Income

We achieved a net income of $356,178 for the three months ended March 31, 2011, compared to a net loss of $152,079 for the three months ended March 31, 2010. The achievement was primarily due to the revenue from land use right leasing and mines exploitation compensation amount of $664,570 for the three months ended March 31, 2011, while there was no revenue recognized for the three months ended March 31, 2010.

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2011 was $366,382 compared with comprehensive loss of $149,260 for the three months ended March 31, 2010. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity decreased to $9,745,913 as of March 31, 2011, or approximately 3.62%, from $10,112,295 as of December 31, 2010. The decrease was primarily due to the decrease in our accumulated other comprehensive income from $2,481,299 as of December 31, 2010 to $1,758,739 as of March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $2,087,200 for the three months ended March 31, 2011 was primarily attributable to receiving a payment of $1,519,018 (equivalent to RMB10,000,000) for exploitation compensation. The adjustments to reconcile our net income to net cash flow mainly included depreciation expense of $8,871 and amortization of land use rights of $97,211. Furthermore, there was a decrease in operating assets of $454,752 and an increase in operating liability of $1,170,188, both of which contributed to operating cash inflow.

Cash Flows From Investing Activities

Net cash used in investing activities of $692,613 for the three months ended March 31, 2011 was incurred from purchase of property, plant and equipment and cash provided to the related parties.

Cash Flows From Financing Activities

Net cash of $592,695 used by financing activities for the three months ended March 31, 2011 resulted from $1,290,648 advances from shareholders and $1,883,343 repayment to related parties.

General

Collectability of our account receivable for the land use right leasing and exploitation compensation is important to our continuation of operation. In addition, we have the access to short and long term loans of cash from our directors or other related parties.

We provided loans of $692,216 to our related parties for the three months ended March 31, 2011.

We borrowed cash of $1,290,648 from our shareholders and returned $1,883,343 to the related parties for the three months ended March 31, 2011.

Though our current assets decreased by $101,404 and total assets increased by $224,405 slightly, we still maintained a stable cash flow for the three months ended March 31, 2011.

We have cash of $19,552 and $97,174 as of March 31, 2011 and December 31, 2010 respectively. We believe that we have sufficient cash to fund operations for approximately 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months, if we do not invest to expand the scale of operations.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the quarter ended March 31, 2011.

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

(a)Land use right leasing

We are currently leasing the land use right to Huanghe for the development and operation of a theme park. We generally collect the annual rent every year, and then recognize land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

(b)Mines exploitation compensation

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II

ITEM  1. LEGAL PROCEEDINGS.

We received a document subpoena dated April 4, 2011, pursuant to which the Enforcement Division of the SEC informed us that it was conducting an investigation of the Company to determine whether the Company has committed a violation of the federal securities laws. The subpoena required us to produce certain documents to the SEC, and we complied and responded on May 2, 2011.

On June 7, 2011, the SEC issued another subpoena in furtherance of its investigation and required the Company to produce additional documents relating to our land use right. We complied with the subpoena and responded on June 24, 2011 to the Los Angeles Regional Office of the SEC.

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

RISKS RELATED TO OUR BUSINESS

WE INTEND TO TRANSITION OUR BUSINESS FROM MINING TO NEW CLEAN ENERGY BUSINESS, WHICH INVOLVES SIGNIFICANT TRANSITION AND INTEGRATION RISK

We are a currently a mining company but intend to transition our business to clean energy.  This change involves significant transition and integration risks, both because we are required to end our participation in mining operations and wind down our existing relationships prior to our being able to participate in a new energy business and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new business) in connection with these changes.  The significant transition and integration risks include:

(1)	an inability to transition our business to clean energy due to a lack of applicable approvals or difficulty in satisfying entrance requirements;

(2)
significant revenue dilution as we wind down our participation in mining operations and/or insufficient, or delay in receipt of, revenue from our participation in current operations, including an inability to maintain our key customer and business relationships as we transition to new energy; and

(3)	difficulties integrating our technology processes.

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

RISKS RELATED TO OUR MINING INDUSTRY

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES REQUIRED BY CHINESE LAW.

China employs a two-stage permitting process for permission to explore and to extract minerals. Although we obtained the exploration license, as of March 31, 2011, we did not yet have the second required license needed to permit the excavation and subsequent sale of extracted minerals. We cannot give assurance that we will obtain this license. If we fail to do so, the value of our interests in the mining properties would be seriously impaired, and would result in a material loss of value to us and our investors.

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

WE HAVE NOT CONDUCTED GEOLOGICAL EXPLORATION SUFFICIENT TO FORM A CONCLUSION THAT THERE ARE PROVEN OR PROBABLE MINERAL RESERVES ON OUR PROPERTY.

As of March 31, 2011 we had not yet conducted geological explorations sufficient to form a conclusion that there are proven or probable mineral reserves in the area in which we have exploration rights. The only surveys conducted on this land through the 2010 and the period ended March 31,2011 have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government. It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify commercially reasonable mineral resources, the value of our Company and our securities will be materially and adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1.	Section 1350 Certifications of Chief Executive Officer

32.2.	Section 1350 Certifications of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW
ENERGY COMPANY, LTD.
(Registrant)

Date: April 20, 2013	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: April 20, 2013	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of Board of	April 20, 2013
Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	April 20, 2013

/s/ Zhang Hong Jun	Director	April 20, 2013

/s/ Wang Sheng Li	Director	April 20, 2013

/s/ Tian Hai Long	Director	April 20, 2013

/s/ Chen Min	Director	April 20, 2013

/s/ Li Ping	Director	April 20, 2013