Form 10-Q
period 2011-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-04-24
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at June 30, 2011.

At June 30, 2011, the registrant had outstanding 3,774,625 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Quarter Ended June 30, 2011

TABLE OF CONTENTS
PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4,	CONTROLS AND PROCEDURES	24

PART II

ITEM 1,	LEGAL PROCEEDINGS	26

ITEM 1 A,	RISK FACTORS	26

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4,	(REMOVED AND RESERVED).	33

ITEM 5,	OTHER INFORMATION	33

ITEM 6,	EXHIBITS	34

SIGNATURES		35

EX-31.1 (CERTIFICATION)
EX-31.2 (CERTIFICATION)
EX-32.1 (CERTIFICATION)
EX-32.2 (CERTIFICATION)

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STAEMENT

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
FINANCIAL REPORT

At June 30, 2011 and December 31, 2010
For the Six Months Ended June 30, 2011 and 2010

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)	6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-17

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		June 30,	December 31,
	Notes	2011	2010
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$19,140	$97,174
Due from related parties		633,476	286,307
Other current assets and prepayments	3	64,380	503,248
Total Current Assets		716,996	886,729

Property, plant and equipment, net	4	156,992	169,456
Land use rights, net	5	16,886,872	16,694,854
Long-term investment		309,043	301,992
Due from related parties	6	1,603,080	1,343,905
TOTAL ASSETS		$19,672,983	$19,396,936

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF JUNE 30, 2011 AND DECEMBER 31,2010
(Stated in US Dollars)

		June 30,	December 31,
	Notes	2011	2010
LIABILITIES & SHAREHOLDERS’ EQUITY		(Unaudited)	(Audited)
Current Liabilities
Accounts payable		-	-
Other payables and accrued liabilities	7	988,975	75,380
Notes payable - related parties		434,137	434,137
Total Current Liabilities		1,423,112	509,517
Non-current liabilities
Due to related parties	8	2,021,441	4,147,403
Due to shareholders	9	4,069,870	2,741,338
Payable on acquisition of a subsidiary		1,929,932	1,886,383
Total Long-term Liabilities		8,021,243	8,775,124

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, 499,630 shares outstanding as of June 30, 2011 and December 31, 2010)		5,000	5,000
Common stock ($0.01 par value, 250,000,000 shares authorized, 3,774,625 shares, issued and outstanding as of June 30, 2011 and December 31, 2010)		37,746	37,746
Treasury stock		(489,258)	(489,258)
Additional paid-in capital		14,520,393	14,520,393
Retained earnings		(6,122,986)	(6,574,431)
Non-controlling interests		381,850	131,546
Accumulated other comprehensive income		1,895,883	2,481,299
TOTAL SHAREHOLDERS’ EQUITY		10,228,628	10,112,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 19,672,983	$ 19,396,936

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2011 AND 2010  (Stated in US Dollars)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Notes	2011	2010	2011	2010
		(Unaudited)	(Unaudited & Unreviewed)	(Unaudited)	(Unaudited & Unreviewed)

Sales revenue	10	$673,126	$-	$1,337,696	$-
Cost of revenue		37,695	-	74,911	-
Gross Profit		635,431	-	1,262,785	-
Operating expenses
Administrative expenses		94,497	49,369	244,240	91,555
Depreciation		8,687	8,769	17,558	17,493
Amortization		98,463	101,863	195,674	203,200
Total operating expenses		201,647	160,001	457,472	312,248
Income from operations		433,784	(160,001)	805,313	(312,248)
Other Income (Expenses)
Interest income		225	6	370	174
Interest expenses		(644)	-	(1,012)	-
Other expenses				-	-
Total Other Income (Expense)		(419)	6	(642)	174
Income (Loss) before tax		433,365	(159,995)	804,671	(312,074)
Income tax expenses	11	87,794	-	102,922	-
Net Income(loss)		345,571	(159,995)	$701,749	$(312,074)

Net income attributable to:
-Non-controlling interests(loss)		112,809	(5,247)	$250,304	$(12,472)
-Common Stockholders		232,762	(154,748)	$451,445	$(299,602)

Other comprehensive income/(loss)
Foreign currency translation adjustments		137,144	52,248	(585,416)	55,067
Total Comprehensive Income		482,715	(107,747)	$116,333	$(257,007)

Weighted average shares-Basic	1	3,774,625	37,716,588	3,774,625	37,716,588
Weighted average shares-Diluted		64,629,559	37,716,588	64,629,559	37,716,588
Earnings per share - Basic		0.09	(0.00)	$0.19	$(0.01)
Earnings per share – Diluted		0.01	(0.00)	$0.01	$(0.01)

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

For the six months ended June 30,2011 (Unaudited)
	Preferred Stock		Common Stock		Treasury Stock		Additional	Non-	Accumulated Other		Total
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Controlling Interest	Comprehensive Income	Retained Earings	Shareholder's Equity

Balance as of December 31, 2010 (Audited)	500,000	5,000	3,774,625	37,746	17,572,494	(489,258)	14,520,393	131,546	2,481,299	(6,574,431)	10,112,295
Net income for six months ended June 30, 2011			-	-			-		-	701,749	701,749
Apportionment of loss to non-controlling interest								250,304		(250.304)	-
Conversion from Preferred stock to Common Stock							-				-
Foreign currency translation adjustment			-	-			-	-	(585,416)	-	(585,416)
Balance as of June 30, 2011	500,000	5,000	3,774,625	37,746	17,572,494	(489,258)	14,520,393	381,850	1,895,883	(6,122,986)	10,228,628

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited & Unreviewed)
Net income/(loss)	$701,749	$(312,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213,232	220,693
Changes in operating assets and liabilities:
Other current assets and prepayments	449,115	(84,517)
Other payables and accrued liabilities	934,926	80,227
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,299,022	(95,671)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(402)	(383)
Due from related parties	(620,501)	-
CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(620,903)	(383)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(2,175,599)	(1,148,693)
Proceeds from shareholders	1,359,551	1,131,423
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(816,048)	(17,270)
Effect of exchange rate changes on cash and cash equivalents	(940,105)	95,798
NET INCREASE (DECREASE) IN CASH	(78,034)	(17,526)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$97,174	$27,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,140	$9,668

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Preferred stock to Common Stock	$-	$-

See accompanying notes to the unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy Company Ltd (the “Company”) as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2011 are not indicative of the results that may be expected for the full year ending December 31, 2011.

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

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	June 30, 2011	December 31, 2010
Period end US$ : RMB exchange rate	6.4716	6.6227
Average periodic US$ : RMB exchange rate	6.5411	6.7255

USD to HKD

	June 30, 2011	December 31, 2010
Period end US$ : UHK exchange rate	7.7821	7.7832
Average periodic US$ : UHK exchange rate	7.7754	7.7690

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

Other current assets and prepayments mainly represent the small amount advances to the employees. The balances were $64,380 and $503,248 as of June 30, 2011 and December 31, 2010 respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30, 2011	December 31, 2010
Cost
Motor vehicles	$293,581	$286,883
Office equipment	62,882	60,143
Total	356,463	347,026

Accumulated depreciation	(199,471)	(177,570)

Property, plant and equipment, net	$156,992	$169,456

Depreciation expenses for the six months ended June 30, 2011 and 2010 were $17,558 and $17,493 respectively.

5.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	June 30, 2011	December 31, 2010

Cost of Land use right	$19,777,552	$19,326,318
Accumulated Amortization of Land use right	(2,890,680)	(2,631,464)
Intangible Asset, net	$16,886,872	$16,694,854

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $195,674 and $203,200 for the six months ended June 30, 2011, and 2010, respectively.

6.	DUE FROM RELATED PARTIES

The balance of due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand. It was classified as current and non-current according to the repayment status.

Due from related parties – non current consists of the following.

	June 30, 2011	December 31, 2010	Iterest
Du Kang Liquor Development Co., Ltd	$772,606	-	interest free for the first year and bear interest in the benchmark lending rate
Shaanxi Du Kang Liquor Group Co., Ltd	$-	-	over the same period afterwards
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$436,523	426,563	interest free
Shaanxi Changfa Industrial Co., LTD	$355,399	347,290	interest free
Mr Chen Weidong	$25,959	13,341	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$12,593	12,306	interest free
Others		544,405	interest free
Total	1,603,080	1,343,905

Due from related parties – current consists of the following:

	June 30, 2011	December 31, 2010	Interest
Shaanxi Du Kang Liquor Group Co., Ltd	$633,476	286,307	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards

7.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	June 30, 2011	December 31, 2010

Tax payable	$179,894	$-
Salary and welfare payable	23,765	23,223
Other payable	785,316	52,157
	$988,975	$75,380

The tax payable of $179,894 includes income tax payable of $104,027, business tax payable of $75,715 and other tax payable of $152.

8.	DUE TO RELATED PARTIES

The balance of $2,021,441 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand.

Due to related parties consists of the following.

	June 30, 2011	December 31, 2010

Due to Huiton World Property Superintendent Company	$386,303	377,490
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,081,649	1,056,971
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$288,315	285,384
Due to Du Kang Liquor Marketing co.,Ltd	$126,707	123,817
Due to Baishui Du Kang Brand Management Co.,Ltd	$98,894	96,637
Due to Shaanxi Xidenghui Technology Co. Ltd.	$943	921
Due to Shaanxi Huanghe Bey Springs Lake Theme Park Co.,Ltd	$38,630	603,983
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	278,419
Due to Mr. Zhang Hongjun	$-	1,323,781
Total	$2,021,441	4,147,403

9.	DUE TO SHAREHOLDERS

The balance of $4,069,870 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand.

Due to shareholders consists of the following.

	June 30, 2011	December 31, 2010

Due to Wang Shengli	$2,129,904	2,081,309
Due to Zhang Hongjun	$1,354,689	-
Due to Chen Min	$449,833	439,570
Others	$135,444	220,459
Total	$4,069,870	2,741,338

10.	SALES REVENUE

The details of Sales revenue are as follows:

	For the three months ended		For the six months ended
	June 30		June 30
	2011	2010	2011	2010
Land use right leasing	$288,482	-	$573,298	-
Mines exploitation compensation	384,644	-	764,398	-
Total	$673,126	-	$1,337,696	-

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately 1,146,596 equivalent to RMB7, 500,000). The rent revenue of $ 573,298 was recognized for the six months ended June 30, 2011, there into, $ 288,482 was recognized for the three months ended June 30, 2011.

The Company has a joint exploration contract with Shaanxi Western Mining & Energy Co., Ltd dated July 16, 2010, which requires the Company to provide exploration rights, technical support, and related information in exchange for the exploitation compensation for the contract period from January 1, 2011 to December 31, 2011. The Company received $1,528,796 (equivalent to RMB10,000,000) until the end of the first six months of 2011. The revenue of exploitation compensation was $764,398 for the six months ended June 30, 2011, while the revenue was $384,644 for the three months ended June 30, 2011.

11.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
PRC Enterprise Income Tax	$87,794	-	$102,922	-
United States Federal Income Tax	-	-	-	-
Income tax, net	87,794	-	102,922	-

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Current income tax expense	$88,248	-	$174,011	-
Deferred income tax benefit	(454)	-	(71,089)	-
Income tax, net	87,794	-	102,922	-

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-12%	-25%
Effective income tax rate	13%	0%

As of June 30, 2011, the Company had net taxable operating losses of approximately $23,610,028 carried forward from prior year. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. Although the Company turned loss into profits for the six months ended June 30, 2011, the Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $5,902,507 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	June 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carry-forward	$5,902,507	$5,615,702
Total of Deferred tax assets	$5,902,507	$5,615,702
Less: valuation allowance	$(5,902,507)	$(5,615,702)
Net deferred assets	$-	$-

12.	RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $573,298 for the six months ended June 30, 2011.

13.	SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and exploration for mineral ores. Summarized information by business segment for the three and six months ended June 30, 2011 and 2010 is as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenue
Land use right leasing	$288,482	-	$573,298	-
Mines exploitation compensation	384,644	-	764,398	-
Cost of revenue
Land use right leasing	16,155	-	32,105	-
Mines exploitation compensation	21,540	-	42,806	-
Gross Profits
Land use right leasing	272,327	-	541,193	-
Mines exploitation compensation	363,104	-	721,592	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

14.	SUBSEQUENT EVENT

There were 499,630 shares of Series C Convertible Preferred Stock outstanding as of June 30, 2011, and each share carried the right to 1,218 votes and was convertible to common stock. In August 2011, the shareholders converted all of the 499,630 shares of Series C Preferred Stock into 60,854,934 shares common stock. As a result, the common shares of the Company outstanding were 64,629,559 as of December 31, 2011, with the par value of $0.01 per share.

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

The following discussion and analysis should be read in conjunction with our June 30, 2011 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 and 2011.

OVERVIEW

Through our majority-controlled subsidiary, Dongfang Mining, we are engaged in the exploration for commercially recoverable metal-bearing mineral deposits, such as zinc, lead and gold. To date, our activities have not resulted in the location of proven reserves. We cooperated with Shaanxi Western Mining & Energy Co., Ltd (“Western Mining”) to develop our mines by providing the exploration rights, technical support and related information. We generated exploitation compensation revenue of $764,398 for the six months ended June 30, 2011.

Since 2003, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of China. Dongfang Mining was granted an exploration right for zinc, lead and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006.

As of June 30, 2011, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site. We have performed limited tests on the site but we have not yet determined if the site contains adequate mineralization to support mining activity.

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

The following is a summary of the book value of our land use rights as of June 30, 2011:

Cost	$19,777,552
Less: Accumulated amortization	2,890,680
Land use rights, net	$16,886,872

The amortization expense for the six months ended June 30, 2011 and 2010 was $195,674 and $203,200, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,122,986 as at June 30, 2011, which includes net income of $701,749 for the six months ended June 30, 2011. The Company’s operations provided cash of $2,299,022 for the six months ended June 30 2011.

We began to generate revenue for the six months ended June 30, 2011, of which the revenue from land use right leasing was expected to provide stable cash flow. In the future, we expect that there will no longer be a need for us to continue to rely on loans from our directors and other related parties. We believe that we have adequate capital to assure that we will be able to meet our obligations or obtain sufficient capital to complete our plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

Sales revenue

We generated total revenue of $673,126 for the three months ended June 30, 2011, while no revenue was generated for the three months ended June 30, 2010. This increase was because a lease of land use rights began on January 1, 2011 and we began the cooperation with Shaanxi Western Mining & Energy Co., Ltd to develop and exploit our mines at the beginning of 2011. These two business segments generated revenue of $288,482 and $384,644 respectively.

Operating Expenses

Total operating expenses for the three months ended June 30, 2011 increased to $201,647 from $160,001 for the three months ended June 30, 2010. The increase was mainly due to an increase in the administrative expense, which increased to $94,497 from $49,369, due to the expansion of our businesses. The depreciation expense and amortization expense for the three months ended June 30, 2011 remained stable, as no addition or disposal occurred for Land use rights and slight changes occurred for fixed assets for the periods.

Income before taxes for the three months ended June 30, 2011 was $433,365 as compared to a loss of $159,995 for the three months ended June 30, 2010. The significant improvement for our operating results was attributable to the revenue of $673,126 generated for the three months ended June 30, 2011, while no revenue was recognized for the three months ended June 30, 2010.

Net Income

We achieved a net income of $345,571 for the three months ended June 30, 2011, compared to a net loss of $159,995 for the three months ended June 30, 2010. The achievement was primarily due to the revenue from land use right leasing and mines exploitation compensation amount of $673,126 for the three months ended June 30, 2011, while there was no revenue recognized for the three months ended June 30, 2010.

Comprehensive Income

Our total comprehensive income for the three months ended June 30, 2011 was $482,715 compared with total comprehensive loss of $107,747 for the three months ended June 30, 2010. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the six Months Ended June 30, 2011 and June 30, 2010

Sales revenue

We generated total revenue of $1,337,696 for the six months ended June 30, 2011, while no revenue was generated for the six months ended June 30, 2010. This increase was because a lease of land use rights began on January 1, 2011 and we began the cooperation with Shaanxi Western Mining & Energy Co., Ltd to develop and exploit our mines at the beginning of 2011. These two business segments generated revenue of $573,298 and $764,398 respectively for the six months ended June 30, 2011.

Operating Expenses

Total operating expenses for the six months ended June 30, 2011 increased to $457,472 from $312,248 for the six months ended June 30, 2010. The increase was mainly due to an increase in the administrative expense, which increased to $244,240 from $91,555, due to the expansion of our businesses. The depreciation expense and amortization expense for the six months ended June 30, 2011 remained stable, as no addition or disposal occurred for Land use rights and slight changes occurred for fixed assets for the periods.

Income before tax for the six months ended June 30, 2011 was $804,671 as compared to a loss of $312,074 for the six months ended June 30, 2010. The significant improvement for our operating results was attributable to the revenue of $1,137,696 generated for the six months ended June 30, 2011, while no revenue was recognized for the six months ended June 30, 2010.

Net Income

We achieved a net income of $701,749 for the six months ended June 30, 2011, compared to a net loss of $312,074 for the six months ended June 30, 2010. The achievement was partially due to the revenue from land use right leasing and mines exploitation compensation amount of $1,137,696 for the six months ended June 30, 2011, while there was no revenue recognized for the six months ended June 30, 2010.

Comprehensive Income

Our total comprehensive income for the six months ended June 30, 2011 was $116,333 compared with total comprehensive loss of $257,007 for the six months ended June 30, 2010. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

STOCKHOLDERS’ EQUITY

Stockholders' equity increased to $10,228,628 as of June 30, 2011, or approximately 1%, from $10,112,295 as of December 31, 2010. The increase was primarily due to the increase in our net income from a net loss of $312,074 for the six months ended June 30, 2010 to net income of $701,749 for the six months ended June 30, 2011,though the accumulated other comprehensive income decreased from $2,481,299 as of December 31,2010 to $1,895,883 as of June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $2,299,022 for the six months ended June 30, 2011 was primarily attributable to receiving a payment of $1,528,795 (equivalent to RMB10,000,000) for exploitation compensation, compared with the net cash used by operating activities of $95,671 for the six months ended June 30, 2010. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $17,558 and amortization for land use rights of $195,674. Furthermore, there were a decrease in operating assets of $449,115 and an increase in operating liability of $934,926, both of which contributed to operating cash inflow.

Cash Flows From Investing Activities

Net cash used in investing activities of $620,903 for the six months ended June 30, 2011 was incurred from purchase of property, plant and equipment and cash provided to the related parties.

Cash Flows From Financing Activities

Net cash of $816,048 used by financing activities for the six months ended June 30, 2011 resulted from $1,359,551 advances from shareholders and $2,175,599 repayment to related parties.

General

Collectability of our account receivable for the land use right leasing and exploitation compensation is important to our continuation of operation. In addition, we have the access to short and long term loans of cash from our directors or other related parties.

We provided loans of $620,501 to our related parties for the six months ended June 30, 2011.

We borrowed cash of $1,359,551 from our shareholders and returned $2,175,599 to the related parties for the six months ended June 30, 2011.

Though our current assets decreased by $169,733, or 19%, substantially, and total assets increased by $276,047 slightly, we still maintained a stable cash flow for the six months ended June 30, 2011.

We have cash of $19,140 and $97,174 as of June 30, 2011 and December 31, 2010 respectively. We believe that we have sufficient cash to fund operations for approximately 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months, if we do not invest to expand the scale of operations.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2011.

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

(a) Land use right leasing

We are currently leasing the land use right (certificate No. (2006)3240001), with the occupying area of 5.7 square kilometer to Huanghe for the development and operation of a theme park. The term of the lease agreement is from January 1, 2011 to December 31, 2029. The annual rent is approximately $1,146,596 (RMB 7,500,000) currently, as the Company reserves the right to increase the rent in the future. We generally collect the annual rent every year, and then recognize land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of June 30, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR MINING INDUSTRY

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES REQUIRED BY CHINESE LAW.

China employs a two-stage permitting process for permission to explore and to extract minerals. Although we obtained the exploration license, as of June 30, 2011, we did not yet have the second required license needed to permit the excavation and subsequent sale of extracted minerals. We cannot give assurance that we will obtain this license. If we fail to do so, the value of our interests in the mining properties would be seriously impaired, and would result in a material loss of value to us and our investors.

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

WE HAVE NOT CONDUCTED GEOLOGICAL EXPLORATION SUFFICIENT TO FORM A CONCLUSION THAT THERE ARE PROVEN OR PROBABLE MINERAL RESERVES ON OUR PROPERTY.

As of June 30, 2011 we had not yet conducted geological explorations sufficient to form a conclusion that there are proven or probable mineral reserves in the area in which we have exploration rights. The only surveys conducted on this land through the 2010 and the six months ended June 30,2011 have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government. It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify commercially reasonable mineral resources, the value of our Company and our securities will be materially and adversely affected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1.	Section 1350 Certifications of Chief Executive Officer

32.2.	Section 1350 Certifications of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of Board of Directors (Principal Executive Officer)	April 20, 2013

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	April 20, 2013

/s/ Zhang Hong Jun	Director	April 20, 2013

/s/ Wang Sheng Li	Director	April 20, 2013

/s/ Tian Hai Long	Director	April 20, 2013

/s/ Chen Min	Director	April 20, 2013

/s/ Li Ping	Director	April 20, 2013