Form 10-Q
period 2011-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-04-24
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at September 30, 2011.

At September 30, 2011, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

 CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Quarter Ended September 30, 2011

TABLE OF CONTENTS

PART I

ITEM 1,	FINANCIAL STATEMENTS	2

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4,	CONTROLS AND PROCEDURES	23

PART II

ITEM 1,	LEGAL PROCEEDINGS	25

ITEM 1 A,	RISK FACTORS	25

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4,	(REMOVED AND RESERVED).	32

ITEM 5,	OTHER INFORMATION	32

ITEM 6,	EXHIBITS	33

SIGNATURES		34

EX-31.1 (CERTIFICATION)
EX-31.2 (CERTIFICATION)
EX-32.1 (CERTIFICATION)
EX-32.2 (CERTIFICATION)

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STAEMENT

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At September 30, 2011 and December 31, 2010
For the Nine Months Ended September 30, 2011 and 2010

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	3-4

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)	5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-17

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

		September 30,	December 31,
	Notes	2011	2010
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$20,937	$97,174
Due from related parties		566,272	286,307
Other current assets and prepayments	3	70,388	503,248
Total Current Assets		657,597	886,729

Property, plant and equipment, net	4	151,662	169,456
Land use rights, net	5	17,096,275	16,694,854
Long-term investment		314,718	301,992
Due from related parties	6	1,892,448	1,343,905
TOTAL ASSETS		$20,112,700	$19,396,936

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31,2010
(Stated in US Dollars)

		September 30,	December 31,
	Notes	2011	2010
LIABILITIES & SHAREHOLDERS’ EQUITY		(Unaudited)	(Audited)
Current Liabilities
Accounts payable		-	-
Other payables and accrued liabilities	7	740,127	75,380
Notes payable - related parties		434,137	434,137
Total Current Liabilities		1,174,264	509,517
Non-current liabilities
Due to related parties	8	2,019,062	4,147,403
Due to shareholders	9	4,141,931	2,741,338
Payable on acquisition of a subsidiary		1,965,373	1,886,383
Total Long-term Liabilities		8,126,366	8,775,124

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, zero and 499,630 shares outstanding as of September 30, 2011 and December 31, 2010, respectively)	14	-	5,000
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares and 3,774,625 shares, issued and outstanding as of September 30, 2011 and December 31, 2010 respectively)	13	646,295	37,746
Treasury stock		(489,258)	(489,258)
Additional paid-in capital		13,916,844	14,520,393
Retained earnings		(5,856,911)	(6,574,431)
Non-controlling interests		496,312	131,546
Accumulated other comprehensive income		2,098,788	2,481,299
TOTAL SHAREHOLDERS’ EQUITY		10,812,070	10,112,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 20,112,700	$ 19,396,936

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Notes	2011	2010	2011	2010
		(Unaudited)	(Unaudited & Unreviewed)	(Unaudited)	(Unaudited & Unreviewed)

Sales revenue	10	$682,316	$-	$2,020,012	$-
Cost of revenue		38,210	-	113,121	-
Gross Profit		644,106	-	1,906,891	-
Operating expenses
Administrative expenses		66,673	43,672	310,913	135,227
Depreciation		8,634	8,921	26,192	26,414
Amortization		99,807	103,623	295,481	306,823
Total operating expenses		175,114	156,216	632,586	468,464
Income from operations		468,992	(156,216)	1,274,305	(468,464)
Other Income (Expenses)
Interest income		25	2	395	176
Interest expenses		(149)	-	(1,161)	-
Other expenses				-	-
Total Other Income (Expense)		(124)	2	(766)	176
Income (Loss) before tax		468,868	(156,214)	1,273,539	(468,288)
Income tax expenses	11	88,331	-	191,253	-
Net Income (Loss)		380,537	(156,214)	$1,082,286	$(468,288)

Net income attributable to:
-Non-controlling interests(loss)		114,462	(5,200)	$364,766	$(17,672)
-Common Stockholders		266,075	(151,014)	$717,520	$(450,616)

Other comprehensive income/(loss)
Foreign currency translation adjustments		202,905	133,602	(382,511)	188,669
Total Comprehensive Income		583,442	(22,612)	$699,775	$(279,619)

Weighted average shares-Basic		28,910,359	3,774,625	12,245,275	3,774,625
Weighted average shares-Diluted		28,910,359	3,774,625	12,245,275	3,774,625
Earnings per share - Basic		0.01	(0.04)	$0.09	$(0.12)
Earnings per share – Diluted		0.01	(0.04)	$0.09	$(0.12)

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

For the nine months ended September 30,2011 (Unaudited)
	Preferred Stock		Common Stock		Treasury Stock		Additional	Non-	Accumulated Other		Total
	No. of Shares	Amount	No. of Shares	Amount	No. of hares	Amount	Paid-in Capital	Controlling Interest	Comprehensive Income	Retained Earings	Shareholder's Equity

Balance as of December 31, 2010 (Audited)	500,000	5,000	3,774,625	37,746	17,572,494	(489,258)	14,520,393	131,546	2,481,299	(6,574,431)	10,112,295
Net income for nine months ended September 30, 2011			-	-			-		-	1,082,286	1,082,286
Apportionment of loss to non-controlling interest								364,766		(364,766)	-
Conversion from Preferred stock to Common Stock	(500,000)	(5,000)	60,854,934	608,549			(603,549)				-
Foreign currency translation adjustment			-	-			-	-	(382,511)	-	(382,511)
Balance as of September 30, 2011	-	-	64,629,559	646,295	17,572,494	(489,258)	13,916,844	496,312	2,098,788	(5,856,911)	10,812,070

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited & Unreviewed)
Net income/(loss)	$1,082,286	$(468,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	321,673	333,237
Changes in operating assets and liabilities:
Other current assets and prepayments	451,101	(125,862)
Other payables and accrued liabilities	692,760	84,553
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,547,820	(176,360)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(409)	(388)
Due from related parties	(863,422)	-
CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(863,831)	(388)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(2,218,031)	(1,010,736)
Proceeds from shareholders	1,459,615	1,186,734
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(758,416)	175,998
Effect of exchange rate changes on cash and cash equivalents	(1,001,810)	26,331
NET INCREASE (DECREASE) IN CASH	(76,237)	25,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$97,174	$27,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,937	$52,775

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Preferred stock to Common Stock	$-	$-

See accompanying notes to the unaudited consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy Company Ltd (the “Company”) as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited condensed consolidated financial statements for the nine-month periods ended September30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2011 are not indicative of the results that may be expected for the full year ending December 31, 2011.

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

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	September 30, 2011	December 31, 2010
Period end US$ : RMB exchange rate	6.3549	6.6227
Average periodic US$ : RMB exchange rate	6.4975	6.7255

USD to HKD

	September 30, 2011	December 31, 2010
Period end US$ : UHK exchange rate	7.7936	7.7832
Average periodic US$ : UHK exchange rate	7.7987	7.7690

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

Other current assets and prepayments mainly represent the small amount advances to the employees. The balances were $70,388 and $503,248 as of September 30, 2011 and December 31, 2010, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30, 2011	December 31, 2010
Cost
Motor vehicles	$298,973	$286,883
Office equipment	64,526	60,143
Total	363,499	347,026

Accumulated depreciation	(211,837)	(177,570)

Property, plant and equipment, net	$151,662	$169,456

Depreciation expenses for the nine months ended September 30, 2011 and 2010 were $26,192 and $26,414, respectively.

5.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	September 30, 2011	December 31, 2010

Cost of Land use right	$20,140,742	$19,326,318
Accumulated Amortization of Land use right	(3,044,467)	(2,631,464)
Intangible Asset, net	$17,096,275	$16,694,854

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $295,481 and $306,823 for the nine months ended September 30, 2011, and 2010, respectively.

6.	DUE FROM RELATED PARTIES

The balance of due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand. It was classified as current and non-current according to the repayment status.

Due from related parties – non current consists of the following:

	September 30, 2011	December 31, 2010	Interest
Du Kang Liquor Development Co., Ltd	$786,794	-	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd		$-
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$444,539	426,563	interest free
Huanghe Wetland	$255,709
Shaanxi Changfa Industrial Co., LTD	$361,925	347,290	interest free
Mr Chen Weidong	$30,656	13,341	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$12,825	12,306	interest free
Others		544,405	interest free
Total	1,892,448	1,343,905

Due from related parties – current consists of the following:

	September 30, 2011	December 31, 2010	Interest
Shaanxi Du Kang Liquor Group Co., Ltd	$566,272	286,307	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards

7.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	September 30, 2011	December 31, 2010

Tax payable	$311,357	$-
Salary and welfare payable	24,464	23,223
Other payable	404,306	52,157
	$740,127	$75,380

The tax payable of $311,357 includes income tax payable of $195,545, business tax payable of $115,659 and other tax payable of $153

8.	DUE TO RELATED PARTIES

The balance of $2,019,062 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand.

Due to related parties consists of the following.

	September 30, 2011	December 31, 2010

Due to Huiton World Property Superintendent Company	$393,397	377,490
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,101,512	1,056,971
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$293,449	285,384
Due to Du Kang Liquor Marketing co.,Ltd	$129,034	123,817
Due to Baishui Du Kang Brand Management Co.,Ltd	$100,710	96,637
Due to Shaanxi Xidenghui Technology Co. Ltd.	$960	921
Due to Shaanxi Huanghe Bey Springs Lake Theme Park Co.,Ltd	$-	603,983
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	278,419
Due to Mr. Zhang Hongjun	$-	1,323,781
Total	$2,019,062	4,147,403

9.	DUE TO SHAREHOLDERS

The balance of $4,141,931 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand.

Due to shareholders consists of the following.

	September 30, 2011	December 31, 2010

Due to Wang Shengli	$2,169,017	2,081,309
Due to Zhang Hongjun	$1,379,566	-
Due to Chen Min	$458,094	439,570
Others	$$135,254	220,459
Total	$4,141,931	2,741,338

10.	SALES REVENUE

The details of Sales revenue are as follows:

	For the three months ended		For the nine months ended
	September 30		September 30
	2011	2010	2011	2010
Land use right leasing	$288,573	-	$865,718	-
Mines exploitation compensation	393,743	-	1,154,294	-
Total	$682,316	-	$2,020,012	-

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately 1,154,290 (equivalent to RMB7, 500,000). The rent revenue of $865,718 was recognized for the nine months ended September 30, 2011, $288,573 was recognized for the three months ended September 30, 2011.

The Company has a joint exploration contract with Shaanxi Western Mining & Energy Co., Ltd dated July 16, 2010, which requires the Company to provide exploration rights, technical support, and related information in exchange for the exploitation compensation for the contract period from January 1, 2011 to December 31, 2011. The Company received $1,539,053 (equivalent to RMB10,000,000) from Shaanxi Western Mining & Energy Co., Ltd until September 30, 2011. The revenue of exploitation compensation was $1,154,294 for the nine months ended September 30, 2011.

11.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
PRC Enterprise Income Tax	$88,331	-	$191,253	-
United States Federal Income Tax	-	-	-	-
Income tax, net	88,331	-	191,253	-

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Current income tax expense	$88,808	-	$262,820	-
Deferred income tax benefit	(477)	-	(71,567)	-
Income tax, net	88,331	-	191,253	-

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-10%	-25%
Effective income tax rate	15%	0%

As of September 30, 2011, the Company had net taxable operating losses of approximately $23,610,028 carried forward from prior year. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. Although the Company turned loss into profits for the nine months ended September 30, 2011, the Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $5,902,507 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	September 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carry-forward	$5,902,507	$5,615,702
Total of Deferred tax assets	$5,902,507	$5,615,702
Less: valuation allowance	$(5,902,507)	$(5,615,702)
Net deferred assets	$-	$-

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

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $865,718 for the nine months ended September 30, 2011.

13.	COMMON STOCK

In August 2011, the 499,630 shares of Series C Preferred Stock were converted into 60,854,934 shares of Common Stock.

As a result, the common shares of the Company outstanding were 64,629,559 as of September 30, 2011, with the par value of $0.01 per share.

14.	PREFERRED STOCK

There were 499,630 shares of Series C Convertible Preferred Stock outstanding, and each share carried the right to 1,218 votes per share and was convertible to common stock.

In August 2011, the shareholders converted all of the 499,630 shares of Series C Preferred Stock into 60,854,934 shares common stock.

15.	SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and exploration for mineral ores. Summarized information by business segment for the three and nine months ended September 30, 2011 and 2010 is as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenue
Land use right leasing	$288,573	-	$865,718	-
Mines exploitation compensation	393,743	-	1,154,294	-
Cost of revenue
Land use right leasing	16,375	-	48,480	-
Mines exploitation compensation	21,835	-	64,641	-
Gross Profits
Land use right leasing	272,198	-	817,238	-
Mines exploitation compensation	371,908	-	1,089,653	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

16.	SUBSEQUENT EVENT

On June 1, 2012, the Company entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights at a consideration of $2,293,192 (RMB15,000,000). Pursuant to the agreement, both parties would be exempted from the liabilities for breach of agreement, and the agreement would be terminated in advance, in case the transaction could not be approved by the Department of Land and Resources of Shaanxi Province. Up to present, the deposit of $317,415 (RMB2,000,000) has been settled and the second payment of $1,110,952 (RMB7,000,000) has been deposited in the condominium account. However, the administrative approval has not been obtained and the management could not determine if and when it would be approved.

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

The following discussion and analysis should be read in conjunction with our September 30, 2011 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 and 2011.

OVERVIEW

Through our majority-controlled subsidiary, Dongfang Mining, we are engaged in the exploration for commercially recoverable metal-bearing mineral deposits, such as zinc, lead and gold. To date, our activities have not resulted in the location of proven reserves. We cooperated with Shaanxi Western Mining & Energy Co., Ltd (“Western Mining”) to develop our mines by providing the exploration rights, technical support and related information. We generated exploitation compensation revenue of $2,020,012 for the nine months ended September 30, 2011.

Since 2003, Dongfang Mining has held licenses for the exploration of minerals and precious metals in the Shaanxi Province of China. Dongfang Mining was granted an exploration right for zinc, lead and gold at Gan Gou and Guan Zi Gou, Xunyang County, Shaanxi Province, PRC, on December 31, 2006.

As of September 30, 2011, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site. We have performed limited tests on the site but we have not yet determined if the site contains adequate mineralization to support mining activity.

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

The following is a summary of the book value of our land use rights as of September 30, 2011:

Cost	$20,140,742
Less: Accumulated amortization	3,044,467
Land use rights, net	$17,096,275

The amortization expense for the nine months ended September 30, 2011 and 2010 was $295,481 and $306,823, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,856,911 as of September 30, 2011, which includes net income of $1,082,286 for the nine months ended September 30, 2011. The Company’s operations provided cash of $2,547,820 for the nine months ended September 30, 2011.

We began to generate revenue for the nine months ended September 30, 2011, of which the revenue from land use right leasing was expected to provide stable cash flow. In the future, we expect that there will no longer be a need for us to continue to rely on loans from our directors and other related parties. We believe that we have adequate capital to assure that we will be able to meet our obligations or obtain sufficient capital to complete our plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

Sales revenue

We generated total revenue of $682,316 for the three months ended September 30, 2011, while no revenue was generated for the three months ended September 30, 2010. This increase was because a lease of land use rights began onfrom January 1, 2011 and we began the cooperation with Shaanxi Western Mining & Energy Co., Ltd to develop and exploit our mines at the beginning of 2011. These two business segments generated revenue of $288,573 and $393,743 respectively.

Operating Expenses

Total operating expenses for the three months ended September 30, 2011 increased to $175,114 from $156,216 for the three months ended September 30, 2010. The increase was mainly due to an increase in the administrative expense, which increased to $66,673 from $43,672, due to the expansion of our businesses. The depreciation expense and amortization expense for the three months ended September 30, 2011 remained stable, as no addition or disposal occurred for Land use rights and slight changes occurred for fixed assets for the periods.

Income before taxes for the three months ended September 30, 2011 was $468,868 as compared to a loss of $156,214 for the three months ended September 30, 2010. The significant improvement for our operating results was attributable to the revenue of $682,316 generated for the three months ended September 30, 2011, while no revenue was recognized for the three months ended September 30, 2010.

Net Income

We achieved a net income of $380,537 for the three months ended September 30, 2011, compared to a net loss of $156,214 for the three months ended September 30, 2010. The achievement was primarily due to the revenue from land use right leasing and mines exploitation compensation amount of $682,316 for the three months ended September 30, 2011, while there was no revenue recognized for the three months ended September 30, 2010.

Comprehensive Income

Our total comprehensive income for the three months ended September 30, 2011 was $583,442 compared with total comprehensive loss of $22,612 for the three months ended September 30, 2010. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

Sales revenue

We generated total revenue of $2,020,012 for the nine months ended September 30, 2011, while no revenue was generated for the nine months ended September 30, 2010. This increase was because a lease of land use rights began on January 1, 2011 and we began the cooperation with Shaanxi Western Mining & Energy Co., Ltd to develop and exploit our mines at the beginning of 2011. These two business segments generated revenue of $865,718 and $1,154,294 respectively for the nine month period ended September 30, 2011 and 2010, respectively.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2011 increased to $632,586 from $468,464 for the nine months ended September 30, 2010. The increase was mainly due to an increase in the administrative expense, which increased to $310,913 from $135,227, due to the expansion of our businesses. The depreciation expense and amortization expense for the nine months ended September 30, 2011 remained stable, as no addition or disposal occurred for Land use rights and slight changes occurred for fixed assets for the periods.

Income before taxes for the nine months ended September 30, 2011 was $1,273,539 as compared to a loss of $468,288 for the nine months ended September 30, 2010. The significant improvement for our operating results was attributable to the revenue of $2,020,012 generated for the nine months ended September 30, 2011, while no revenue was recognized for the nine months ended September 30, 2010.

Net Income

We achieved a net income of $1,082,286 for the nine months ended September 30, 2011, compared to a net loss of $468,288 for the nine months ended September 30, 2010. The achievement was partially due to the revenue from land use right leasing and mines exploitation compensation amount of $2,020,012 for the nine months ended September 30, 2011, while there was no revenue recognized for the nine months ended September 30, 2010.

Comprehensive Income

Our total comprehensive income for the nine months ended September 30, 2011 was $699,775 compared with total comprehensive loss of $279,619 for the nine months ended September 30, 2010. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

STOCKHOLDERS’ EQUITY

Stockholders' equity increased to $10,812,070 as of September 30, 2011, or approximately 6.92%, from $10,112,295 as of December 31, 2010. The significant increase was primarily due to the increase in our net income from a net loss of $468,288 for the nine months ended September 30, 2010 to net income of $1,082,286 for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $2,547,820 for the nine months ended September 30, 2011 was primarily attributable to receiving a payment of $1,539,053 (equivalent to RMB10,000,000) for exploitation compensation, compared with the net cash used by operating activities of $176,360 for the nine months ended September 30, 2010. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $26,192 and amortization for land use rights of $ 295,481. Furthermore, there were a decrease in operating assets of $451,101 and an increase in operating liability of $692,760, both of which contributed to operating cash inflow.

Cash Flows From Investing Activities

Net cash used in investing activities of $863,831 for the nine months ended September 30, 2011 was incurred from purchase of property, plant and equipment.

Cash Flows From Financing Activities

Net cash of $758,416 used by financing activities for the nine months ended September 30, 2011 resulted from $1,459,615 advances from shareholders and $2,218,031 repayment to related parties.

General

Collectability of our account receivable for the land use right leasing and exploitation compensation is important to our continuation of operation. In addition, we have the access to short and long term loans of cash from our directors or other related parties.

Though our current assets decreased by $229,132, or 26%, substantially, and total assets increased by $715,764 slightly, we still maintained a stable cash flow for the nine months ended September 30, 2011.

We have cash of $20,937 and $97,174 as of September 30, 2011 and December 31, 2010 respectively. We believe that we have sufficient cash to fund operations for approximately 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months, if we do not invest to expand the scale of operations.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the nine months ended September 30, 2011.

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

(a)Land use right leasing

We are currently leasing the land use right (certificate No. (2006)3240001),with the occuppying area of 5.7 square kilometer to Huanghe for the development and operation of a theme park. The term of the lease agreement is from January 1, 2011 to December 31, 2029. The annual rent is approximately $1.2 million (RMB 7,500,000) currently, as the Company reserves the right to increase the rent in the future. We generally collect the annual rent every year, and then recognize land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 .

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of September 30, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR MINING INDUSTRY

WE HAVE NOT YET OBTAINED ALL OF THE LICENSES REQUIRED BY CHINESE LAW.

China employs a two-stage permitting process for permission to explore and to extract minerals. Although we obtained the exploration license, as of September 30, 2011, we did not yet have the second required license needed to permit the excavation and subsequent sale of extracted minerals. We cannot give assurance that we will obtain this license. If we fail to do so, the value of our interests in the mining properties would be seriously impaired, and would result in a material loss of value to us and our investors.

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

WE HAVE NOT CONDUCTED GEOLOGICAL EXPLORATION SUFFICIENT TO FORM A CONCLUSION THAT THERE ARE PROVEN OR PROBABLE MINERAL RESERVES ON OUR PROPERTY.

As of September 30, 2011 we had not yet conducted geological explorations sufficient to form a conclusion that there are proven or probable mineral reserves in the area in which we have exploration rights. The only surveys conducted on this land through the 2010 and 2011 calendar year have been preliminary geological surveys conducted by a unit of the Shaanxi Provincial Government. It is costly to conduct detailed mineralogy studies, and we may not have the resources to undertake them. If we fail to identify commercially reasonable mineral resources, the value of our Company and our securities will be materially and adversely affected.

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

BAUSE OUR OFFICERS AND DIRECTORS CONTROL THE MAJORITY OF THE VOTING POWER OF OUR COMMON STOCK, INVESTORS IN OUR COMMON STOCK WILL NOT BE ABLE TO DETERMINE THE OUTCOME OF STOCKHOLDER VOTES.

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
____________
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

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of	April 20, 2013
Board of Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	April 20, 2013

/s/ Zhang Hong Jun	Director	April 20, 2013

/s/ Wang Sheng Li	Director	April 20, 2013

/s/ Tian Hai Long	Director	April 20, 2013

/s/ Chen Min	Director	April 20, 2013

/s/ Li Ping	Director	April 20, 2013