Form 10-K
period 2012-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-05-10
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at December 31, 2012.

At December 31, 2012, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

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

“MT” are to metric tons;

“PRC” and “China” are to the People’s Republic of China;

“SEC” are to the Securities and Exchange Commission;

“Securities Act” are to the Securities Act of 1933, as amended;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

“Renminbi” and “RMB” are to the legal currency of China; and

“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1. BUSINESS.

Overview

China Changjiang Mining & New Energy Co., Ltd. (the “Company”) is currently a turnkey developer and Engineering, Procurement and Construction (“EPC”) contractor of photovoltaic (“PV”) solar energy facilities (“SEF”).We design, engineer, construct, market and sell high-quality PV SEFs for commercial and utility applications to local markets..

On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB15,000,000). Together with Mr. Zhang Hongjun, the Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd (“Changjiang PV”), to develop the new solar energy business in April 2012. Our subsidiary holds a 51% interest in Changjiang PV. We and Mr. Zhang Hongjun have invested new energy industry for several years. With close relations with government departments and extensive personal connections, we devoted our major efforts to the Solar photovoltaic downstream market after disposing our mining business in June 2012.

Our subsidiary, Changjiang PV, concentrates on the development and operation of EPC projects. Our first EPC project, the Weinan Hechuan 137KWp solar PV building applications has been completed and is expected to begin operating in the near future.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million.

Subsequent Event

The Company has completed the transfer procedure for the mining exploration rights transfer transaction and the final payment was deposited in the escrow account at the end of the first quarter of 2013.

Our Corporate History and Background

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

At the time of the share exchange transaction, CJP owned 60%, and the Company continues to control, Shaanxi Dongfang Mining Co., Ltd., (“East Mining”) which held the Chinese exploration license through which we pursued our exploration activity.

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

We established a subsidiary, named Shaanxi Weinan Changjiang solar photovoltaic energy applied science and technology Co., Ltd. (“Changjiang PV”), in April 2012 to develop the new solar energy business. Our subsidiary, Shaanxi Changjiang accounted for 51% shares of Changjiang PV, and Mr. Zhang Hongjun, the actual controller, accounted for the other 49% shares.

Industry overview

Solar photovoltaic energy is an emerging, clean energy industry with a growing market share. The global solar PV market has grown from 6.1Gigawatt (“GW”) in 2008 to an estimated 25GW in 2012 but with imbalanced development. Application of solar energy in developed countries such as Germany and Japan, are relatively comprehensive and mature. At the present time, the Chinese PV downstream market is still in the initial stages of development, though most of the PV modules are manufactured in China,

In the past year, China's solar PV module manufacturers were hit by the European Union and the United States anti-dumping sanctions. Businesses and governments are trying to find better alternative applications market to absorb the huge domestic surplus solar PV capacity. The untapped domestic PV downstream market is one of the best ways to absorb the surplus production capacity.

The Chinese government is encouraging the construction of a large PV base and the development of distributed photovoltaic. Currently, we mainly focus on the development of distributed photovoltaic power generation projects.

It has been reported that as of the end of 2011, the installed capacity of photovoltaic power generation was 3.6 GW, thereinto, the installed capacity of distributed photovoltaic power generation only accounted for 0.2GW. According to a recent government planning, by 2015, the Chinese solar photovoltaic power generation capacity will reach 21GW, and distributed photovoltaic more than 10 GW. It was estimated that, by 2020, if the Building Integrated PV(“BIPV”) would be applied for 10% of the roof area and 15% of the facade area in the existing and new buildings, the potential market of BIPV applications would reach 1000GW, equivalent to 45 new installed capacity of the Three Gorges Hydropower Station.

Since the first half of 2012, the supply and demand of silicon in the international market has undergone great changes, resulting in obvious decline in the cost of solar modules. With the declining cost of solar modules from RMB15 to RMB6 per watt, the cost of PV power generation was significantly reduced.

We believe the next few years will show protracted continued growth in the PV solar market. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers and have provided opportunities for developers to construct PV systems as an alternative to more traditional forms of power generation.

Our Industry and Principal Market

Sales and Marketing

We have established a sales and marketing department which is focused on identifying and establishing relationships with entities that are likely to have a need for our products and services.

Our products and services are largely represented through our Company’s sales force located in Xi’an City and Weinan City, Shaanxi Province, China.

Current Business Operations

a ) At the present time, we focus on serving the local distributed solar PV market,

According to the national policy and because of the favorable market conditions, Weinan City is to develop photovoltaic power generation demonstration area. Weinan city is a prosperous city, adjacent to the capital of Shaanxi province, Xian city. With rich solar radiation and developed business in the Northwest, Weinan city took advantage to accelerate the development of the distributed solar PV.

We established a subsidiary, named Shaanxi Weinan Changjiang solar photovoltaic energy applied science and technology Co., Ltd. (“Changjiang PV”), in April 2012 to develop the local distributed solar PV business..

The following chart showed our distributed solar PV business model.

Our main EPC projects are as follows.

Huanghe Bay Project

In September 2012, Changjiang PV entered into an agreement with Shaanxi Changling Solar Energy & Electric Co., Ltd (“Changling”) to outsource the construction of a solar energy project located in Huanghe Bay Springs Lake Theme Park. The project, with a total contract amount of $310,548, was completed by the year end of 2012.

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

The project was designed to generate electricity preferentially for Huanghe, and sell the surplus power to the grid company. We have received the subsidy funds of $159,096 (RMB1,000,000) from the local government for the project in December, 2012. As of May 2013, Huanghe Bay Project is ready to supply electricity to Huanghe.

Baisui Project

We are applying for the Building-integrated photovoltaic (BIPV) demonstration project of Weinan City for Baisui Project. Which is the way to obtain the subsidy funds. This EPC project, with a total investment amount of $1,166,615 (RMB7,341,740), commenced construction in March 2013 and is expected to be completed at the end of 2013.

We are responsible to install PV modules for all of the roofs of Weinan baisui dukang liquid factory, with a total power capacity of 649.2KW. A PV module is an assembly of PV cells that are electrically interconnected, laminated and framed in a durable and weatherproof package. The DC (direct current) power generated from the PV module is converted into AC (alternating current) power by the inverter to supply the electricity needs inside the building. The surplus electricity is fed to a power grid.

On May 3, 2012, The Department of Finance, Department of Science & Technology, and Development & Reform Commission of Shaanxi Province jointly promulgated a Notice to set the subsidy standard for distributed solar PV investment to be RMB 7 per watt.

Thes kinds of incentive policies have greatly promoted Baisui Project and our other EPC projects. We have compared the cost of the project before and after the subsidy as follows.

	Before subsidy	After the subsidy RMB 7 per watt
Installed capacity	649.2KWp	649.2KWp
Investment cost per watt(including equipment & installment）	RMB 11.3	RMB 4.3
Total amount of investment	RMB 7,341,740	RMB 2,792,000
Annual generating capacity (25 years project working life)	21,329,000 kilowatt-hour	21,329,000 kilowatt-hour
Cost of power generation	RMB 0.34/kilowatt-hour	RMB 0.13/kilowatt-hour
Cost of power generation after the maintenance expense, salary and depreciation	RMB 0.51/kilowatt-hour	RMB 0.33/kilowatt-hour

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

c ) We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan, Heyang County, in the Shaanxi Province of China. We lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”) for the development and operation of a theme park. The term of the lease agreement is from January 1, 2011 to December 31, 2029. The annual rent is approximately $1.2 million. For additional information, see “Item 2. Properties”.

Solar PV Industry

General

Though we may be a new participant in solar PV industry, we also realized that the local downstream market of solar PV industry was as new as we are. Experience in some developed countries has shown that there should be a business opportunity in China’s PV downstream market in the near future.

Each of our EPC projects is a strategic long-term investment, with relatively low risk, a stable cash inflow can be generated and little ongoing maintenance costs would be incurrd once the project begins operations.

Competition

We anticipate that our competitors in the solar PV markets will be local and regional EPC contractors and developers. Other companies in China that engage in solar PV power generation that we consider to be likely competitors, include: Xiaan Huanghe Photovoltaic Technology Co.,Ltd, Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co.,Ltd etc.These competitors have more experience in the operation of solar PV energy and have superior financial resources than we do.

The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, provide reliable power for many applications, serve as both a power generator and the skin of a building and eliminate air, water and noise emissions.The disadvantages mainly came from the relatively high cost of power generation.

The cost of electricity generated by PV products currently still exceeds the cost of electricity generated from conventional power such as coal and hydropower in Chinese markets. A significant reduction in the scope or discontinuation of government incentive programs,could cause demand for our products and our revenue to decline, and have a material adverse effect on our business, financial condition, results of operations and prospects.

As an emerging industry, the rapid growth of the solar PV could reduce the intensity of competition from alternative products and services.

In the near term, mature government subsidy roadmaps from the government have led developers to be aggressive with their solar installations so that they can enjoy better economic returns. Cost reductions of solar installations have proven to be viable and have also led to aggressive solar installation. In the long run, we believe that solar energy continues to have significant future growth potential and that demand for our products and services will continue to grow significantly for the following reasons:

increasing demand for renewable energies, including solar energy, due to the finiteness of fossil fuels and concerns over nuclear power;

increasing environmental awareness leading to regulations and taxes aimed at limiting emissions from fossil fuels;

continued adoption or maintenance of government incentives for solar energy at all level of Chinese government;

narrowing cost differentials between solar energy and conventional energy sources due to market-wide decreases in the average selling prices for PV products driven by lower raw materials costs and increased production efficiencies; and

continual improvements in the conversion efficiency of PV products leading to lower costs per watt of electricity generated, making solar energy more efficient and cost-effective.

Government Regulation

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China.

Regulations issued or implemented by the State Council, China’s National Development and Reform Commission (“NDRC”),and other relevant government authorities cover many aspects of new energy industry, including, but not limited to the following principal regulations:

Renewable Energy Law

On December 26, 2009, China revised its Renewable Energy Law, which originally became effective on January 1, 2006. The revised Renewable Energy Law became effective on April 1, 2010 and has laid the legal foundation for developing renewable energy in China.

Renewable Energy Law clearly stipulates the following principles for the development of new energy.

●	encourage and support the use of solar and other renewable energy and the use of on-grid generation.

●	encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar PV systems and other solar energy utilization systems.

●	authorizes the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems.

●	provides financial incentives, such as national funding, preferential loans and tax preferences for the development of renewable energy projects.

Government Directives

In January 2006, the NDRC promulgated two implementation directives of the Renewable Energy Law. These directives set forth specific measures in setting prices for electricity generated by solar and other renewal power generation systems and in sharing additional expenses occurred. The directives further allocate the administrative and supervisory authorities among different government agencies at the national and provincial levels and stipulate responsibilities of electricity grid companies and power generation companies with respect to the implementation of the Renewable Energy Law.

China’s Ministry of Construction issued a directive in June of 2005, which seeks to expand the use of solar energy in residential and commercial buildings and encourages the increased application of solar energy in townships. In addition, China’s State Council promulgated a directive in June of 2005, which sets forth specific measures to conserve energy resources and encourage exploration, development and use of solar energy in China’s western areas, which are not fully connected to electricity transmission grids, and other rural areas.

In July 2007, the PRC State Electricity Regulatory Commission issued the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises which became effective on September 1, 2007. To promote the use of renewable energy for power generation, the regulations require that electricity grid enterprises must in a timely manner set up connections between the grids and renewable power generation systems and purchase all the electricity generated by renewable power generation systems. The regulations also provide that power dispatch institutions shall give priority to renewable power generation companies in respect of power dispatch services provision.

On September 4, 2006, China’s Ministry of Finance and Ministry of Construction jointly promulgated the Interim Measures for Administration of Special Funds for Application of Renewable Energy in Building Construction, which provides that the Ministry of Finance will arrange special funds to support the application of renewable energy in building construction in order to enhance building energy efficiency, protect the ecological environment and reduce the consumption of fossil energy. These special funds provide significant support for the application of solar energy in hot water supply, refrigeration and heating, PV technology and lighting integrated into building construction materials.

On October 28, 2007, the Standing Committee of the National People’s Congress adopted amendments to the PRC Energy-saving Law, which sets forth policies to encourage the conservation of energy in manufacturing, civic buildings, transportation, government agents and utilities sectors. The amendments also seek to expand the use of the solar energy in construction areas.

In March 2009, China’s Ministry of Finance promulgated the Interim Measures for Administration of Government Subsidy Funds for Application of Solar Photovoltaic Technology in Building Construction, or the Interim Measures, to support the demonstration and the promotion of solar PV applications in China. Local governments are encouraged to issue and implement supporting policies for the development of solar PV technology. These Interim Measures set forth subsidy funds set at RMB20 per watt for 2009 to cover solar PV systems integrated into building construction that have a minimum capacity of 50 kilowatt peak.

In April 2009, the Ministry of Finance and the Ministry of Housing and Urban-Rural Development jointly issued the “Guidelines for Declaration of Demonstration Project of Solar Photovoltaic Building Applications.” These guidelines created a subsidy of up to RMB20 per watt for building integrated PV or BIPV projects using solar-integrated building materials and components and up to RMB15 per watt for BIPV projects using solar-integrated materials for rooftops or walls.

In July 2010, the Ministry of Housing and Urban-Rural Development issued the “City Illumination Administration Provisions” or the Illumination Provision. The Illumination Provisions encourage the installation and use of renewable energy system such as PV systems in the process of construction and re-construction of city illumination projects.

On March 8, 2011, the Ministry of Finance and the Ministry of Housing and Urban-Rural Development jointly promulgated the Notice on Further Application of Renewable Energy in Building Construction, which aims to raise the percentage of renewable energy used in buildings.

On March 27, 2011, the NDRC promulgated the revised Guideline Catalogue for Industrial Restructuring which categorizes the solar power industry as an encouraged item.

On March 14, 2012, the Ministry of Finance, the NDRC and the National Energy Bureau jointly issued the interim measures for the management of additional subsidies for renewable-energy power prices, according to which relevant renewable-energy power generation enterprises are entitled to apply for subsidies for their renewable power generation projects that satisfy relevant requirements set forth in the measures.

On March 1, 2013, China’s State Council issued the “Twelfth Five Year Plan.” The plan supports the promotion and development of renewable energy, including the solar energy. The plan also encourages the development of solar PV power stations in the areas with abundant solar power resource.

Restrictions on Foreign Businesses and Investments

The principal regulation governing foreign ownership of photovoltaic businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, updated and effective as of January 30, 2012. Under this regulation, industrial activity is categorized as “permitted,” “restricted,” or “prohibited.” and the solar photovoltaic business is listed as an industry of “permitted” where foreign investments are encouraged.

Enterprise Income Tax

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

Our Employees

As of December 31, 2012, we had an aggregate of 21 employees, of whom 16 were full-time employees. This includes two people in marketing, one in manufacturing, four in research and development and quality control, two in financial and accounting, and seven in general management.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE TRANSITIONED OUR BUSINESS FROM MINING TO NEW CLEAN ENERGY BUSINESS, WHICH INVOLVED SIGNIFICANT TRANSITION AND INTEGRATION RISK

We have completed the procedures of disposing our mining business sector at the end of first quarter of 2013, and currently we are developing our new clean energy solar business. This change involves significant transition and integration risks, both because we are required to end our participation in mining operations and wind down our existing relationships prior to our being able to participate in a new energy business and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new business) in connection with these changes. The significant transition and integration risks include:

an inability to transition our business to clean energy due to a lack of applicable approvals or difficulty in satisfying entrance requirements;

significant revenue dilution as we terminate our participation in mining operations and/or insufficient, or delay in receipt of, revenue from our participation in current operations, including an inability to maintain our key customer and business relationships as we transition to new energy; and

difficulties integrating our technology processes, and

lack of experience in EPC project management.

If any of these risks or costs materializes, they could have a material adverse effect on our business, results of operations and financial condition.

OUR LIMITED OPERATING HISTORY IN CLEAN NEW ENERGY INDUSTRY MAKE IT DIFFICULT TO EVALUATE OUR RESULTS OF OPERATIONS AND PROSPECTS.

We are a company engaged in the business of local clean solar energy development with two EPC projects under construction and several potential projects. We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan (Huanghe Bay), Heyang County, in the Shaanxi Province of China, which is held for leasing purpose.

Though we commenced the biomass incineration power business in 2009 by cooperation with our strategic partner, our business change in 2012 was our first time to enter the solar photovoltaic industry and determine the strategy of mainly focusing on PV EPC developing in the future.

We expected to generate revenue from PV business in 2013. However, our limited operating history makes the prediction of future results of operations difficult, and in addition, we cannot assure that the existing management model is suitable for the EPC project development.

We will devote more resources in our marketing promotion, and attempt to adapt our management to a more flexible operation environment as we have to deal with a variety of competitors due to the relatively lower entrance barrier for solar PV downstream industry.

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHOM COULD ADVERSELY AFFECT OUR OPERATIONS.

Our success will depend to a large degree upon our ability to identify, hire, and retain personnel, particularly persons familiar with the marketing, manufacturing and administrative processes associated with the solar energy business. We depend on the skills of our management team and current key employees, such as Mr. Chen Wei Dong, our Chairman, President, and Chief Executive Officer. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

The loss of any of our key employees or the failure to attract, and retain experienced or additional key employees could have a material adverse effect on our business and financial condition.

WE ACT AS THE GENERAL CONTRACTOR FOR OUR CUSTOMERS IN CONNECTION WITH THE INSTALLATIONS OF OUR SOLAR POWER SYSTEMS AND ARE SUBJECT TO RISKS ASSOCIATED WITH CONSTRUCTION, BONDING, COST OVERRUNS, DELAYS AND OTHER CONTINGENCIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Additionally, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it is sometimes difficult to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into sales contracts requiring such bonding.

Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

WE ARE A PRIVATE COMPANY MAINLY OPERATING IN CHINA, WHICH MAY RESULT IN A MORE DIFFICULT BUSINESS ENVIRONMENT FOR US, COMPAIRED WITH THE STATE OWNED COMPANY IN PV INDUSTRY

We are a private company operating in China in PV industry, which may incur more cost in obtaining administrative permit, acquiring EPC project, etc, while many competitors are state-owned Companies and operate in a preferable business environment. The PV developer must apply for the PV demonstration project for financial subsidy. Usually the relevant government agencies give priority to the state-owned company under equal conditions.

RISKS RELATED TO OUR PV INDUSTRY

A SIGNIFICANT REDUCTION IN OUR DISCONTINUATION OF GOVERNMENT SUBSIDIES AND ECONOMIC INCENTIVES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Demand for our products and services substantially depends on government incentives aimed to promote greater use of solar power. The PV application markets would not be commercially viable without government incentives. This is because the cost of generating electricity from solar power currently exceeds the cost of generating electricity from conventional or non-solar renewable energy sources.

The scope of the government incentives for solar power depends, to a large extent, on political and policy developments in China related to environmental, economic or other concerns, which could lead to a significant reduction in or a discontinuation of the support for renewable energy sources .

Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us, our resellers, and our customers and as a result, could cause a significant reduction in demand for our solar power products.

BECAUSE THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AND WE MAY LOSE OR BE UNABLE TO GAIN MARKET SHARE.

We mainly focus on the local solar PV downstream market. Our competitors include Xiaan Huanghe Photovoltaic Technology Co.,Ltd, Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co.,Ltd etc. Most of them have a stronger market position than ours, more sophisticated technologies greater resources and better name recognition than we do.

The barriers to entry are relatively low in the PV consumer market. Financial strength and social relations resource were the key barriers to entry for the EPC project acquisition. Because of the government's continuous efforts to encourage the PV consumer market, more and more companies with strong financial support commenced their solar PV energy business. It is a challenge for us to establish our competitive market position in the industry. In order to acquire more market share, we must respond more quickly to changing customer demands or market conditions or to devote greater resources to the marketing promotion.

New competitors or alliances among existing competitors could emerge and rapidly acquire a significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

THE CHINESE GOVERNMENT OWNS ALL LAND IN CHINA, AND CHINA ISSUES LAND USE RIGHTS INSTEAD OF LEGAL TITLE TO THE PROPERTIES. THERE IS NO ASSURANCE THAT OUR RIGHTS TO THE PROPERTIES WILL NOT BE SUBJECT TO IMPAIRMENT OR LOSS.

In China, all property is owned by the central government. Unlike deeds or other evidence of a fee simple ownership interest, land use rights are always subject to fixed periods and permitted land use, usually for long periods of time. These periods are frequently 50 years. Disputes over mining claims are common. A loss of our property rights would cause material damage to the Company and the price of its securities and could result in the loss of the entire value of our Company.

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

The Chinese government adopted a policy to transition from a planned economy to a market driven economy in 1978. Since then, the economy of the PRC has undergone rapid modernization, although the Chinese government still exerts a dominant force in the nation's economy. This continues to include reservation to the state of land use rights, and includes controls on foreign exchange rates and restrictions or prohibitions on foreign ownership in various industries. All lands in China are state owned and only limited “land use rights” are conveyed to business enterprises or individuals.

All of our intended exploration and mining activities require approvals from the local government authorities in China. Obtaining governmental approval is typically a lengthy and difficult process with no guaranty of success. Since the lands where our activities are located were acquired through the grant of a land use right, changes in government policy could adversely affect our business.

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

China's regulations and policies regarding investments, including investment in the PV business, are subject to continued reformation and revisions. They may change in a manner adverse to us and our stockholders.

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

ITEM 2. PROPERTIES.

Corporate Headquarters

Our corporate headquarters, consisting of 554 square meters, are located at Seventeenth Floor, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, 710075. Our telephone number is (86)29- 88331685 and our fax number is (86)29-88332335. We have renewed the leasing contract for our headquarters in January, 2013, at a rental rate of $11,932(RMB75,000) per year.

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

We have land use rights (certificate No. (2006)3240001), in a 5.7 square kilometer parcel in Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province. We currently lease a portion of this parcel to Huanghe for the development and operation of a theme park. The lease expires on December 31, 2029. The photograph below shows an overview of our land in Hunaghe Bay.

The solar PV parcel

We have invested $280,178 to Huanghe Bay Project for the construction of solar PV system as of December 31, 2012, located in the Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province.

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

Holders

As of December 31, 2012, we had 3,353 record holders of our common stock.

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

Overview

We have transitioned our business from mining to clean new energy in the middle of 2012, and mainly focused on the solar PV downstream market at the present stage. Though the solar PV business did not generate revenue in 2012, our Huanghe Bay Project was expected to begin the operation in 2013. And at the end of 2013, our Baisui Project is expected to complete its construction works. In the near future, we plan to gradually increase the resource devoted to marketing.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The Land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $ 1.2 million (RMB7,500,000).

The following is a summary of the book value of our land use rights as of December 31, 2012:

Cost	$20,363,122
Less: Accumulated amortization	3,587,160
Land use rights, net	$16,775,962

The amortization expense for the year ended December 31, 2012 and December 31, 2011 was $407,262 and $401,476, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,946,453 as at December 31, 2012, which includes net income of $615,507 for the year ended December 31, 2012. The Company’s operations provided cash of $1,981,311 in 2012.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2012 and December 31, 2011

Sales revenue

We generated total revenue of $1,188,119 for the year ended December 31, 2012, compared with the revenue of $2,744,624 for the year ended December 31, 2011. This decrease was due to the termination of our mines exploitation compensation business at the end of 2011, and subsequently, disposing the mines in the middle of 2012.

Operating Expenses

Total operating expenses for the year ended December 31, 2012 decreased to $676,094 from $810,910 for the year ended December 31, 2011. The decrease was partially due to a decrease in the administrative expense, which decreased to $241,376 from $374,388, due to our more stringent cost control in 2012. The amortization expense for the year ended December 31, 2012 remained stable, as no addition or disposal occurred for Land use rights and the depreciation expense for the year ended December 31, 2012 decreased by $7,590, as one of the cars was disposed in February, 2012.

Income before taxes and non-controlling interests for the year ended December 31, 2012 was $601,242 as compared to an income of $1,779,128 for year ended December 31, 2011. The significant decrease for our operating results was attributable to the termination of our mine exploitation compensation business at the end of 2011.

Net Income

We achieved a net income of $615,507 for the year ended December 31, 2012, compared to a net income of $1,495,882 for the year ended December 31, 2011. The significant decrease was primarily due to the termination of our mine exploitation compensation business at the end of 2011.

Comprehensive Income

Our comprehensive income for the year ended December 31, 2012 was $646,757 compared with comprehensive income of $1,194,891 for the year ended December 31, 2011. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $12,728,536 as of December 31, 2012, or approximately 13%, from $11,307,186 as of December 31, 2011. The significant increase was primarily due to our net income of $615,507 generated for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $1,981,311 for the year ended December 31, 2012 was primarily attributable to receiving a payment of $554,455 (RMB3,500,000) for land use rights leasing and receiving a payment of $318,193 (RMB2,000,000) for the deposit of mines exploration rights transfer transaction. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $ 27,456, amortization of $ 407,262 for land use rights, an increase in operating assets of $648,110 and a decrease in operating liability of $21,636.

Cash Flows From Investing Activities

Net cash used in investing activities of $797,156 for the year ended December 31, 2012 was incurred from purchase of property, plant and equipment and cash provided to the related parties.

Cash Flows From Financing Activities

Net cash of $532,376 provided by financing activities for the year ended December 31, 2012 resulted from $242,217 repayment to related parties and $774,593 from minority interest investment.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We provided loans of $639,559 to our related parties for the year ended December 31, 2012.

We returned cash of $ 242,217 to our related parties for the year ended December 31, 2012.

Our current assets increased by $2,223,923 and total assets increased by $2,729,293 respectively, which resulted in our surplus cash on hand for the year ended December 31, 2012.

We have cash of $1,763,381 and $20,932 as of December 31, 2012 and 2011 respectively. The significant increase of cash balance was due to the following collection in 2012.

The investment amount of $774,593 (RMB4,900,000) for Shaanxi Weinan Changjiang solar photovoltaic energy applied science and technology Co., Ltd, from Mr. Zhang Hongjun, was received in May 2012.

The deposit of $318,193(RMB2,000,000) for the Transfer Contract of Mines Exploration Rights was received in June 2012.

The rent income of $554,455(RMB3,500,000) from the Land use right leasing was received in October 2012.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months, if we do not invest to expand the scale of operations.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2012.

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

Foreign currency translation gain or loss is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation gain recorded for the years ended December 31, 2012 was $31,250, while the translation loss for the year ended December 31, 2011 was $300,991. The equity accounts were stated at their historical rate.

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

During the recent fiscal years ending December 31, 2011 and December 31, 2012, and through the date of this Annual Report, we have not consulted MaloneBailey regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

c)	The Company does not have sufficient knowledge of all the necessary financial statement disclosures that are required to be made in accordance with U.S. generally accepted accounting principles.

Based on the material weakness described above, management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

The Company intends to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2012.

POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY

Chen Wei Dong	42	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	45	Director
Wang Sheng Li	45	Director
Li Ping	50	Chief Financial Officer
Li Ping	38	Director
Tian Hai Long	39	Director
Chen Min	37	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2012 none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2012 we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2012, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involve for the past ten years in any of the events listed in item 401(f) of Regulation S-K. No family relationships exist between any of our executive officers and directors.

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

Audit Committee

We did not have an audit committee at December 31, 2012, and we are in the process of developing one.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no reports required to be filed by Section 16(a) of the Exchange Act were untimely during fiscal 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The following table and the accompanying notes provide detailed information for each of the last two fiscal years ended 2012 and 2011 concerning cash and non-cash compensation paid or accrued to our named executive officers.

Summary Compensation Table — Fiscal Years Ended December 31, 2012 and 2011

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chen Wei Dong	2011	$106,648	0	0	0	0	0	0	$106,648
(Chairman of Board and CEO)	2012	$107,723	0	0	0	0	0	0	$107,723

Li Ping	2011	$10,979	0	0	0	0	0	0	$10,979
Chief Financial Officer	2012	$11,089	0	0	0	0	0	0	$11,089
______________
(1)	Compensation paid in RMB has been converted at the rate of $1USD = 6.3125RMB.

Director Compensation

In 2012, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2012, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan

We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2012 for:

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

The number of shares and percentages of beneficial ownership set forth below are based on 64,629,559 shares of common stock outstanding as of December 31, 2012, which gives effect to our 1-for-10 reverse split of our common stock and the conversion of all outstanding shares of Series C Preferred Stock into 609 million shares of common stock.

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

§ As of December 31, 2012, the related parties owed the Company $2,863,074, for advances made on an unsecured basis, repayable on demand, as follows:

	December 31, 2012	December 31, 2011	Interest
Du Kang Liquor Development Co., Ltd	$795,482	793,537	interest free for the first year and bear interest in the
Shaanxi Du Kang Liquor Group Co., Ltd	$-	573,001	benchmark lending rate over the same period afterwards
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$449,447	448,349	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	1,193,222	-	interest free
Shaanxi Changfa Industrial Co., LTD	$365,922	365,027	interest free
Mr Chen Weidong	$45,876	32,229	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$13,125	12,935	interest free
Total	2,863,074	2,225,078

The balance of $795,482 represents the loan to the related parties Du Kang Liquor Development Co., Ltd, which are unsecured, repayable on demand. These loans are interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards.

The balance of $1,193,222 from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd was the receivable of rent for land use right for the year ended December 31, 2012.

The remaining balances of $902,040 are the loans to the related parties, which are interest free, unsecured and repayable on demand..

As of December 31, 2012, the Company owed an aggregate of $4,186,907 to three stockholders, for a loan made on an unsecured basis, repayable on demand and interest free, as follows.

	December 31, 2012	December 31, 2011

Due to Wang Shengli	$2,192,966	2,187,606
Due to Zhang Hongjun	1,394,798	1,391,389
Due to Chen Min	$599,143	597,705
	4,186,907	4,176,700

The Company owed the following companies an aggregate of $1,858,861, as of December 31, 2012, which are interest free, unsecured and repayable on demand.

	December 31, 2012	December 31, 2011

Due to Huiton World Property Superintendent Company	$397,741	$396,769
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,113,674	1,110,952
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$292,876	294,883
Due to Du Kang Liquor Development Co., Ltd	$-	65,200
Due to Du Kang Liquor Marketing co.,Ltd	$-	130,140
Due to Baishui Du Kang Brand Management Co.,Ltd	$9,546	101,573
Due to Shaanxi Xidenghui Technology Co. Ltd.	$970	969
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$44,054	-
Total	$1,858,861	2,100,486

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

The following table represents the aggregate fees billed for professional audit services rendered to MaloneBailey for the audit of our financial statements for the year ended December 31, 2011 and 2012.

	For the year ended December 31,2012	For the year ended December 31,2011
Audit Fees (1)	$45,000	$45,000
Audit-Related Fees (3)		-
Tax Fees (4)		-
All Other Fees (5)		-
Total Accounting Fees and Services	$45,000	$45,000
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this 10K:

(a)(1)	Consolidated Financial Statements: The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2)	Financial Statement Schedule: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits Required by Item 601 of Regulation S-K:

Number	Exhibit Description	Footnote Reference

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-K for 2011)	(2)

3.2	Bylaws (filed as Exhibit 3.2 to the Form 10-K for 2011)	(2)

10.1	Plan of Exchange dated May 30, 2007 by and among North American Gaming and Entertainment Company, and SHAANXI CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG YOU XIAN GONG SI (filed as Exhibit 10.1 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.2	Lock Up Agreement among North American Gaming and Entertainment Company, E H. Hawes Trust, E. H. Hawes, II, Richard P. Crane and Daryl Case (filed as Exhibit 10.2 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.3	Lock-up Agreement (filed as Exhibit 10.3 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.4	Mining Exploration Certificate (filed as Exhibit 10.4 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.5	Land Use Right (filed as Exhibit 10.5 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.6	Lease Agreement	(1)

10.7	Transfer Contract for the Guojialing- Jiaoshanzhai Lead & Zinc Exploration rights in Xunyng County, Shaanxi Province dated June 1, 2012 with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights (filed as Exhibit 10.7 to the Form 10-K for 2011)	(2)

14	Code of Ethics (filed as Exhibit 14 to the Form 10-K for 2011)	(2)

21	Subsidiaries (filed as Exhibit 21 to this Form 10-K)	*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
__________
*  Filed herewith.

(1)	Incorporated by reference from the Information Statement on Form 8-K of North American Gaming and Entertainment Company filed with the Securities and Exchange Commission on February 6, 2008.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2011 of the Company filed with the Securities and Exchange Commission on February 26, 2013.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Changjiang Mining &New Energy Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Co., Ltd. and its subsidiaries (collectively, the "Company") as of December 31, 2012 and 2011, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Changjiang Mining & New Energy Co., Ltd. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 10, 2013

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	December 31,	December 31,
	2012	2011
ASSETS	(Audited)	(Audited)
Current assets
Cash and cash equivalents	$1,763,381	$20,932
Restricted Cash (Note 3)	1,113,674	-
Deferred tax assets	14,326	-
Other current assets and prepayments (Note 4)	107,217	753,742
Total Current Assets	2,998,598	774,674

Property, plant and equipment, net (Note 5)	102,280	145,336
Constructing in progress	280,178	-
Land use rights, net (Note 6)	16,775,962	17,141,227
Long-term investment	312,931	317,415
Due from related parties (Note 7)	2,863,074	2,225,078
TOTAL ASSETS	$23,333,023	$20,603,730

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	December 31,	December 31,
	2012	2011
	(Audited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities (Note 8)	705,132	602,496
Notes payable - related parties	434,137	434,137
Advance from customer	1,431,867	-
Total Current Liabilities	2,571,136	1,036,633

Non-current liabilities
Due to related parties (Note 9)	1,858,861	2,100,486
Due to shareholders (Note 10)	4,186,907	4,176,700
Payable on acquisition of a subsidiary	1,987,583	1,982,725
Total Long-term Liabilities	8,033,351	8,259,911

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value,10,000,000 shares authorized, no shares outstanding as of December 31, 2011 and 2012	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2011 and 2012)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,916,844	13,916,844
Retained earnings	(4,946,453)	(5,564,337)
Non-controlling interests	1,389,550	617,334
Accumulated other comprehensive income	2,211,558	2,180,308
TOTAL SHAREHOLDERS’ EQUITY	12,728,536	11,307,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,333,023	$20,603,730

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	December 31	December 31
	2012	2011

Sales revenue (Note 11)	$1,188,119	$2,744,624
Cost of revenue	66,535	153,699
Gross Profit	1,121,584	2,590,925

Operating expenses
Administrative expenses	241,376	374,388
Depreciation	27,456	35,046
Amortization	407,262	401,476
Total operating expenses	676,094	810,910

Income from operations	445,490	1,780,015

Other Income (Expenses)
Interest income	169,441	457
Interest expenses	(290)	(1,344)
Other expenses	(13,399)	-
Total Other Income (Expense)	155,752	(887)

Income(Loss) before tax	601,242	1,779,128
Income tax expense (Note 12)	14,265	(283,246)
Net Income	$615,507	$1,495,882

Net income attributable to:
Non-controlling interests	(2,377)	(485,788)
Common Stockholders	$617,884	$1,010,094

Other comprehensive income/(loss)
Foreign currency translation adjustments	31,250	(300,991)
Total Comprehensive Income	$646,757	$1,194,891

Weighted average shares-Basic	64,629,559	25,448,985
Weighted average shares-Diluted	64,629,559	25,448,985
Earnings per share,
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	Preferred stock			Common stock			Treasure stock			Additional paid-in	Non-controlling		Retained	Accumulated other comprehensive
	Share	Amount		Share	Amount		Share	Amount		capital	Interest		earnings	income	Total
		$			$			$		$	$		$	$	$

Balance at December 31, 2010	500,000		5,000	3,774,625		37,746	17,572,494		(489,258)	14,520,393	131,546		(6,574,431)	2,481,299		10,112,295

Apportionment of loss to non-controlling interest	-		-	-		-	-		-	-	485,788		(485,788)	-		-

Net income (loss) for the year	-		-	-		-	-		-	-	-		1,495,882	-		1,495,882)

Conversion from Preferred stock to Common Stock	(500,000)		5,000	60,854,934		608,549				(603,549)

Foreign currency translation gain(loss)	-		-	-		-	-		-	-	-		-	(300,991)		(300,991)

Balance at December 31, 2011	-		-	64,629,559		646,295	17,572,494		(489,258)	13,916,844	617,334		(5,564,337)	2,180,308		11,307,186

Apportionment of loss to non-controlling interest	-		-	-		-	-		-	-	(2,377,	)	2,377	-		-

Net income (loss) for the period	-		-	-		-	-		-	-	-		615,507	-		615,507

Equity investment											774,593					774,593

Foreign currency translation gain(loss)	-		-	-		-	-		-	-	-		-	31,250		(31,250)

Balance at December 31, 2012	-		-	64,629,559		646,295	17,572,494		(489,258)	13,916,844	1,389,550		(4,946,453)	2,211,558		12,728,536

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	For the Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$615,507	$1,495,882
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	434,718	436,522
Deferred tax assets	(14,361)	-
Changes in operating assets and liabilities:
Other current assets and prepayments	648,110	(263,287)
Other payables and accrued liabilities	(21,636)	554,037
Advanced from customer	318,973	-

CASH PROVIDED BY OPERATING ACTIVITIES	1,981,311	2,223,154

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(157,597)	(3,242)
Due from related parties	(639,559)	-

CASH USED IN INVESTING ACTIVITIES	(797,156)	(3,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from minority interest investment	774,593	-
Repayment to related parties	(242,217)	(2,776,704)
Proceeds from shareholders	-	1,508,669

CASH PROVIDED BY FINANCING ACTIVITIES	532,376	(1,268,035)

Effect of exchange rate changes on cash and cash equivalents	25,918	(1,028,119)

NET INCREASE (DECREASE) IN CASH	1,742,449	(76,242)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$20,932	$97,174
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,763,381	$20,932

Supplementary Disclosures for Cash Flow Information:

Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Changes in restricted cash related to advance from customers	1,113,674	-

Conversion from Preferred stock to Common Stock	$-	$608,549

See accompanying notes to the consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Shaanxi Changjiang Mining & New Energy Co., Ltd (“Shaanxi Changjiang”) (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xi’An, PRC.

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

On February 5, 2007, Shaanxi Changjiang entered into an agreement with a third party to acquire 40% of the equity interest in Dongfang Mining Company Limited ("East Mining") for $3,117,267 in cash. East Mining is engaged in exploration for lead, zinc and gold for mining in Xunyan County, Shaanxi Province, PRC.

On March 22, 2007, Shaanxi Changjiang entered into an agreement with the majority shareholder of Shaanxi Changjiang to exchange its 92.93% interest in Huanghe for a 20% equity interest in East Mining owned by this related party.

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

1	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

On February 4, 2008, (the "Closing Date") we acquired Wah Bon and its three subsidiaries: Shaanxi Pacific; Shaanxi Changjiang and East Mining. Wah Bon owns 100% of Shaanxi Pacific. Shaanxi Pacific owns 97.2% of Shaanxi Changjiang; and Shaanxi Changjiang owns 60% of East Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Shaanxi Changjiang and East Mining respectively.

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

China Changjiang, Wah Bon, Shaanxi Pacific, Shaanxi Changjiang and East Mining are hereafter referred to collectively as "the Company".

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

The accompanying consolidated financial statements as of December 31, 2012 and 2011 consolidate the financial statements of China Changjiang and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Shaanxi Pacific, 97.2% owned subsidiary Shaanxi Changjiang, and 60% owned subsidiary East Mining. The minority interests represent the minority shareholders' 2.8% and 40% shares of the results of Shaanxi Changjiang and East Mining respectively.

(c)	Business combinations and consolidated financial statements

The acquisition on March 22, 2007, which Shaanxi Changjiang entered into an agreement with the majority stockholder of Shaanxi Changjiang to exchange its 92.93% interest in Huanghe for 20% equity interest in East Mining owned by this related party; the acquisition on August 15, 2007, which 97.2% of the stockholders of Shaanxi Changjiang entered into a definitive agreement with Shaanxi Pacific and the stockholders of Shaanxi Pacific pursuant to which they disposed their ownership in Shaanxi Changjiang to Shaanxi Pacific for 98% of ownership in Shaanxi Pacific; The acquisition on September 2, 2007, in which Wah Bon acquired 100% ownership of Shaanxi Pacific at a consideration of $128,205 in cash were all accounted for as a reorganization of entities under common control.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Use of Estimates

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

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2012 and 2011.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Fair value of financial instruments

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

It is management’s opinion that as of December 31, 2012, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

(n)	Foreign Currency Translation

The Group maintains its consolidated financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of "Wah Bon" is Hong Kong dollar (“ HKD”), and the functional currency of "Shaanxi Pacific", "Shaanxi Changjiang" and "East Mining" are the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon", "Shaanxi Pacific", "Shaanxi Changjiang" and "East Mining" which are prepared using the functional currency have been translated into United States dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB
	2012.12.31	2011.12.31
Period end US$ : RMB exchange rate	6.2855	6.3009
Average periodic US$ : RMB exchange rate	6.3125	6.3761

USD to HKD
	2012.12.31	2011.12.31
Period end US$ : UHK exchange rate	7.7522	7.7694
Average periodic US$ : UHK exchange rate	7.7986	7.7763

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Related Party

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	RESTRICTED CASH

The Restricted cash of $ 1,113,674 (RMB7,000,000) represents the amount received by the escrow account in June 2012. According to the transfer contract for the mines exploration rights, the escrow account would be deposited in $ 1,113,674 (RMB7,000,000) within the 3 days after the signature of transfer contract. When the mines transfer transaction was accomplished, the amount would be authorized by both parties to deposit into the Company’s bank account. At the end of the first quarter of 2013, the Department of Land and Resources of Shaanxi Province has approved this mines transfer transaction, and all of the contact amount has been settled.

4.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $107,217 mainly represents the small amount advances to the employees.

5.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2012	December 31, 2011
Cost
Motor vehicles	$258,271	$301,535
Office equipment	67,741	65,909
Total	326,012	367,444

Accumulated depreciation	(223,732)	(222,108)

Property, plant and equipment, net	$102,280	$145,336

Depreciation expenses for the years ended December 31, 2012 and 2011 were $27,456 and $35,046 respectively.

6.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2012	December 31, 2011

Cost of Land use right	$20,363,122	$20,313,352
Accumulated Amortization of Land use right	(3,587,160)	(3,172,125)
Intangible Asset, net	$16,775,962	$17,141,227

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $407,262 and $401,476 for the years ended December 31, 2012, and 2011, respectively.

7.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $2,863,074 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	December 31, 2012	December 31, 2011	Interest
Du Kang Liquor Development Co., Ltd	$795,482	793,537	interest free for the first year and bear interest in the
Shaanxi Du Kang Liquor Group Co., Ltd	$-	573,001	benchmark lending rate over the same period afterwards
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$449,447	448,349	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	1,193,222	-	interest free
Shaanxi Changfa Industrial Co., LTD	$365,922	365,027	interest free
Mr Chen Weidong	$45,876	32,229	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$13,125	12,935	interest free
Total	2,863,074	2,225,078

The balance of $45,876 as of December 31,2012 was the advance to our CEO for the Company's business.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2012	December 31, 2011

Tax payable	$510,173	$442,263
Salary and welfare payable	24,734	24,674
Other payable	170,225	135,559
	$705,132	$602,496

The tax payable of $510,173 includes income tax payable of $287,328, business tax payable of $222,735 and other tax payable of $110.

9.	DUE TO RELATED PARTIES

The balance of $1,858,861 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after December 31, 2012.

Due to related parties consists of the following.

	December 31, 2012	December 31, 2011

Due to Huiton World Property Superintendent Company	$397,741	$396,769
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,113,674	1,110,952
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$292,876	294,883
Due to Du Kang Liquor Development Co., Ltd	$-	65,200
Due to Du Kang Liquor Marketing co.,Ltd	$-	130,140
Due to Baishui Du Kang Brand Management Co.,Ltd	$9,546	101,573
Due to Shaanxi Xidenghui Technology Co. Ltd.	$970	969
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$44,054	-
Total	$1,858,861	2,100,486

10.	DUE TO SHAREHOLDERS

The balance of $4,186,907 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand. twelve months after December 31, 2012.

Due to shareholders consists of the following.

	December 31, 2012	December 31, 2011

Due to Wang Shengli	$2,192,966	2,187,606
Due to Zhang Hongjun	1,394,798	1,391,389
Due to Chen Min	$599,143	597,705
	4,186,907	4,176,700

11.	SALES REVENUE

The details of Sales revenue are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Land use right leasing	$1,188,119	$1,176,267
Mines exploitation compensation	-	1,568,357
Total	$1,188,119	$2,744,624

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1,188,119 (equivalent to RMB7,500,000).

12.	INCOME TAX

China Changjiang is incorporated in the United States and has not incurred net operating income as for income tax purposes for the years ended December 31, 2012 and 2011. The Company’s other subsidiaries are subject to income tax described below.

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

Shaanxi Pacific, Shaanxi Changjiang and East Mining are incorporated in the PRC and subject to the above new EIT. All of these three subsidiaries are subject to effective income tax rate of 25% for the year ended December 31, 2012 and 2011. Shaanxi Pacific did not incur any operating income for the years ended December 31, 2012 and 2011.

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

The provision for taxes on earnings consisted of:

	For the year ended December 31, 2012	For the year ended December 31, 2011
PRC Enterprise Income Tax	$(14,265)	$283,246
United States Federal Income Tax	$-	$-
Income tax expense (benefit), net	$(14,265)	$283,246

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Current income tax expense	$-	$445,734
Deferred income tax benefit	$(14,265)	$(162,488)
Income tax, net	$(14,265)	$283,246

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	For the year ended December 31, 2012	For the year ended December 31, 2011
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	0%	-9%
Effective income tax rate	25%	16%

As of December 31, 2012, the Company had net taxable operating losses of approximately $22,640,132 carried forward for the future years. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. Although the Company turned loss into profits for the year ended December 31, 2011 and 2012, the Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $5,645,768 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carry-forward	$5,660,033	$5,902,507
Total of Deferred tax assets	$5,660,033	$5,902,507
Less: valuation allowance	$(5,645,768)	$(5,902,507)
Net deferred assets	$14,265	$-

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

13.	RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $1,188,119 for the year ended December 31, 2012.

14.	SEGMENT INFORMATION

The Company originally operated in three reportable segments, Land use right leasing, exploration for mineral ores and solar PV energy. The Company stripped off the mining business in June 2012, and operated in two segments thereafter. The solar PV energy business did not generated revenue for the year ended December 31, 2012. Summarized information by business segment for the year ended December 31, 2012 and 2011 is as follows.

	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenue
Land use right leasing	$1,188,119	$1,176,267
Mines exploitation compensation	-	1,568,357
Cost of revenue
Land use right leasing	66,535	65,871
Mines exploitation compensation	-	87,828
Gross Profits
Land use right leasing	1,121,584	1,110,396
Mines exploitation compensation	-	1,480,529

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

15.	SUBSEQUENT EVENT

The Company has complete the transfer procedures for the mines exploration rights transfer agreement signed in June 2012, and the final payment of $954,578 (RMB6,000,000) was deposited in the escrow account during the first quarter of 2013. The total restricted cash of $2,068,252 (RMB13,000,000) in the escrow account should be relieved by authorized of both parties. As of the reporting date, the restricted cash was not relieved.

The Company is applying for the Building-integrated photovoltaic (BIPV) demonstration project of Weinan City for Baisui Project. Which is the way to obtain the subsidy funds. This EPC project, with a total investment amount of $1,166,615 (RMB7,341,740), commenced construction in March 2013 and is expected to be completed at the end of 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW
ENERGY COMPANY, LTD.
(Registrant)

Date: May 10, 2013	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: May 10, 2013	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman	May 10, 2013
of Board of Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	May 10, 2013

/s/ Zhang Hong Jun	Director	May 10, 2013

/s/ Wang Sheng Li	Director	May 10, 2013

/s/ Tian Hai Long	Director	May 10, 2013

/s/ Chen Min	Director	May 10, 2013

/s/ Li Ping	Director	May 10, 2013