Form 10-Q
period 2012-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-05-16
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at March 31, 2012.

At March 31, 2012, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Quarter Ended March 31, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STAEMENT

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At March 31, 2012 and December 31, 2011
For the Three Months Ended March 31, 2012 and 2011

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-13

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

		March 31,	December 31,
	Notes	2012	2011
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$840,363	$20,932
Deferred tax assets		7,567	-
Other current assets and prepayments	2	103,807	198,266
Total Current Assets		951,737	774,674

Property, plant and equipment, net		120,170	145,336
Land use rights, net		17,057,528	17,141,227
Long-term investment		312,679	317,415
Due from related parties	3	2,500,488	2,780,554
TOTAL ASSETS		$20,942,602	$20,603,730

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

		March 31,	December 31,
	Notes	2012	2011
LIABILITIES & SHAREHOLDERS’ EQUITY		(Unaudited)	(Audited)
Current Liabilities
Other payables and accrued liabilities	4	529,994	602,496
Notes payable - related parties		434,137	434,137
Total Current Liabilities		964,131	1,036,633

Non-current liabilities
Due to related parties	5	2,389,272	2,100,486
Due to shareholders	6	4,181,244	4,176,700
Payable on acquisition of a subsidiary		1,984,295	1,982,725
Total Long-term Liabilities		8,554,811	8,259,911

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2011 and March 31,2012)		-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2011 and March 31,2012)		646,295	646,295
Treasury stock		(489,258)	(489,258)
Additional paid-in capital		13,916,844	13,916,844
Retained earnings		(5,446,643)	(5,564,337)
Non-controlling interests		608,935	617,334
Accumulated other comprehensive income		2,187,487	2,180,308
TOTAL SHAREHOLDERS’ EQUITY		11,423,660	11,307,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$20,942,602	$20,603,730

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

		For the Three Months Ended March 31,	For the Three Months Ended March 31,
	Notes	2012	2011
		Unaudited	Unaudited

Sales revenue	7	297,732	$664,570
Cost of revenue		16,673	37,216
Gross Profit		281,059	627,354

Operating expenses
Administrative expenses		57,723	149,743
Depreciation		7,463	8,871
Amortization		101,620	97,211
Total operating Expenses (Income)		166,806	255,825

Income from operations		114,253	371,529

Other Income (Expenses)
Interest income		-	145
Interest expenses		-	(368)
Other expenses		(12,521)	-
Total Other Income (Expense)		(12,521)	(223)

Income before tax		101,732	371,306
Income tax expense (benefit)	8	(7,563)	15,128
Net Income		$109,295	$356,178

Net income attributable to:
Non-controlling interests		(8,399)	137,495
Common Stockholders		$117,694	$218,683

Other comprehensive income/(loss)
Foreign currency translation adjustments		7,179	(722,560)

Total Comprehensive Income (loss)		$116,474	$(366,382)

Weighted average shares-Basic		64,629,559	3,774,625

Weighted average shares-Diluted		64,629,559	64,629,559
Earnings (loss) per share,

Basic		$0.00	$0.09

Diluted		$0.00	$0.01

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

		For the Three Months Ended March 31,
	Notes	2012	2011
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$109,295	$356,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		109,083	106,082
Deferred tax assets		(7,575)	-
Changes in operating assets and liabilities:
Other current assets and prepayments		94,558	454,752
Other payables and accrued liabilities		(72,578)	1,170,188
CASH PROVIDED BY OPERATING ACTIVITIES		232,783	2,087,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment		-	(397)
Due from related parties		280,360	(692,216)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		280,360	(692,613)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to related parties		289,088	(1,883,343)
Proceeds from shareholders		-	1,290,648
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		289,088	(592,695)
Effect of exchange rate changes on cash and cash equivalents		17,200	(879,514)

NET INCREASE (DECREASE) IN CASH		819,431	(77,622)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		$20,932	$97,174
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD		$840,363	$19,552

Supplementary Disclosures for Cash Flow Information:
Income taxes paid		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Preferred stock to Common Stock		$-	$-

See accompanying notes to the unaudited consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31,2011. The unaudited condensed consolidated financial statements for the three-months periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not confirm in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America.These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2012 are not indicative of the results that may be expected for the full year ending December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	March 31, 2012	December 31, 2011
Period end US$ : RMB exchange rate	6.2943	6.3009
Average periodic US$ : RMB exchange rate	6.2976	6.3761

USD to HKD

	March 31, 2012	December 31, 2011
Period end US$ : UHK exchange rate	7.7650	7.7694
Average periodic US$ : UHK exchange rate	7.7681	7.7763

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

2.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments mainly represents the small amount advances to the employees.

3.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $2,500,488 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	March 31, 2012	December 31, 2011	Interest

Du Kang Liquor Development Co., Ltd	$794,370	793,537	interest free for the first year and bear interest in the
Shaanxi Du Kang Liquor Group Co., Ltd	$-	573,001	benchmark lending rate over the same period afterwards
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$448,819	448,349	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	847,591	555,476	interest free
Shaanxi Changfa Industrial Co., LTD	$365,410	365,027	interest free
Mr Chen Weidong	$31,350	32,229	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$12,948	12,935	interest free
Total	2,500,488	2,780,554

The balance of $31,350 as of March 31, 2012 was the advance to our CEO for the Company's business.

4.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	March 31, 2012	December 31, 2011

Tax payable	$459,407	$442,263
Salary and welfare payable	24,700	24,674
Other payable	45,887	135,559
	$529,994	$602,496

The tax payable of $459,407 includes income tax payable of $286,927, business tax payable of $172,378 and other tax payable of $102.

5.	DUE TO RELATED PARTIES

The balance of $2.389,272 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after March 31, 2012.

Due to related parties consists of the following.

	March 31, 2012	December 31, 2011

Due to Huiton World Property Superintendent Company	$397,185	$396,769
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,112,117	1,110,952
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$293,248	294,883
Due to Du Kang Liquor Development Co., Ltd	$-	65,200
Due to Du Kang Liquor Marketing co.,Ltd	$463,912	130,140
Due to Baishui Du Kang Brand Management Co.,Ltd	$101,679	101,573
Due to Shaanxi Xidenghui Technology Co. Ltd.	$970	969
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$20,161	-

Total	$2,389,272	2,100,486

6.	DUE TO SHAREHOLDERS

The balance of $4,181,244 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after March 31, 2012.

Due to shareholders consists of the following.

	March 31, 2012	December 31, 2011

Due to Wang Shengli	$2,181,956	2,187,606
Due to Zhang Hongjun	1,392,184	1,391,389
Due to Chen Min	$607,104	597,705
	4,181,244	4,176,700

7.	SALES REVENUE

The details of Sales revenue are as follows:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Land use right leasing	$297,732	$284,816
Mines exploitation compensation	-	379,754
Total	$297,732	$664,570

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000).The rent revenue of $297,732 was recognized for the quarter ended March 31, 2012.

8.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three month ended March 31, 2012	For the three months ended March 31, 2011

PRC Enterprise Income Tax	$(7,563)	$15,128
United States Federal Income Tax	$-	$-
Income tax expense (benefit), net	$(7,563)	$15,128

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Current income tax expense	$-	$85,763
Deferred income tax benefit	$(7,563)	$(70,635)
Income tax, net	$(7,563)	$15,128

9.	RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $297,732 for the three months ended March 31, 2012.

10.	SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and exploration for mineral ores. Summarized information by business segment for the three months ended March 31, 2012 and 2011 is as follows.

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Revenue
Land use right leasing	$297,732	$284,816
Mines exploitation compensation	-	379,754
Cost of revenue
Land use right leasing	16,673	15,950
Mines exploitation compensation	-	21,266
Gross Profits
Land use right leasing	281,059	268,866
Mines exploitation compensation	-	358,488

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

11.	SUBSEQUENT EVENT

On June 1, 2012, the Company entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights at a consideration of $2,383,109 (RMB15,000,000). Pursuant to the agreement, both parties would be exempted from the liabilities for breach of agreement, and the agreement would be terminated in advance, in case the transaction could not be approved by the Department of Land and Resources of Shaanxi Province. Up to present, the deposit of $317,748 (RMB2,000,000) has been settled and the second payment of $1,112,117 (RMB7,000,000) has been deposited in the condominium account. However, the administrative approval has not been obtained and the management could not determine if and when it would be approved.

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

The following discussion and analysis should be read in conjunction with our March 31, 2012 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 and 2012.

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

As of March 31, 2012, we had applied for, but had not yet obtained, a license that will permit the excavation and extraction of minerals. Issuance of that license will depend, in part, on the results of exploration for zinc, lead and gold at the site. We have performed limited tests on the site but we have not yet determined if the site contains adequate mineralization to support mining activity.

We intended to transfer the exploration rights in the near future in order that we can direct our resources on the new clean energy business and we are trying to obtain the exploration rights transfer approval from the government currently.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The Land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $1.2 million (RMB7,500,000).

The following is a summary of the book value of our land use rights as of March 31, 2012:

Cost	$20,331,273
Less: Accumulated amortization	3,273,745
Land use rights, net	$17,057,528

Amortization expenses were approximately $101,620 and $97,211 for the three months ended March 31, 2012, and 2011, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,446,643 as of March 31, 2012, which includes net income of $109,295 for the three months ended March 31, 2012. The Company’s operations provided cash of $232,783 for the three months ended March 31, 2012.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

Sales revenue

We generated total revenue of $297,732 for the three months ended March 31, 2012, compared with the revenue of $664,570 for the three months ended March 31, 2011. This decrease was due to the termination of our mines exploitation compensation business at the end of 2011, which we have subsequently disposed in the middle of 2012.

Operating Expenses

Total operating expenses for the three months ended March 31, 2012 decreased to $166,806 from $255,825 for the three months ended March 31, 2011. The decrease was partially due to a decrease in the administrative expense, which decreased to $57,723 from $149,743, due to our more stringent cost control in the first quarter of 2012. The amortization expense for the three months ended March 31, 2012 remained stable, as no addition or disposal occurred for Land use rights and the depreciation for the three months ended March 31, 2012 decreased by $1,408, as one of the cars was disposed in February, 2012.

Income before taxes for the three months ended March 31, 2012 was $101,732 as compared to an income of $371,306 for the three months ended March 31, 2011. The significant decrease for our operating results was attributable to the termination of our mine exploitation compensation business at the end of 2011.

Net Income

We achieved a net income of $109,295 for the three months ended March 31, 2012, compared to a net income of $356,178 for the three months ended March 31, 2011. The significant decrease was primarily due to the termination of our mine exploitation compensation business at the end of 2011.

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2012 was $116,474 compared with comprehensive loss of $366,382 for the three months ended March 31, 2011. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $11,423,660 as of March 31, 2012, or approximately 1%, from $11,307,186 as of December 31, 2011. The significant increase was primarily due to our net income of $109,295 generated for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $232,783 for the three months ended March 31, 2012 was primarily attributable to the daily expense without revenue received in the first quarter of 2012. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $7,463, amortization expense of $101,620 for land use rights, and a decrease in operating assets of $94,558 and a decrease in operating liability of $72,578.

Cash Flows From Investing Activities

Net cash provided by investing activities of $280,360 for the three months ended March 31, 2012 was the cash received from the related parties.

Cash Flows From Financing Activities

Net cash of $289,088 provided by financing activities for the three months ended March 31, 2012 resulted from $289,088 proceeds from related parties.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We received loans of $289,088 from our related parties for the three months ended March 31, 2012.

Our current assets increased by $732,538 and total assets increased by $338,872 respectively.

We have cash of $840,363 and $20,932 as of March 31, 2012 and December 31, 2011 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months, if we do not invest to expand the scale of operations.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the three months ended March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS.

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of March 31, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

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

CHINA CHANGJIANG MINING AND NEW
ENERGY COMPANY, LTD.
(Registrant)

Date: May 15, 2013	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: May 15, 2013	By	/s/ Li Ping
Li Ping
Chief Financial Officer
(Principal Financial Officer)