Form 10-Q
period 2012-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-05-16
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at June 30, 2012.

At June 30, 2012, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Quarter Ended June 30, 2012

TABLE OF CONTENTS

PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4,	CONTROLS AND PROCEDURES	18

PART II

ITEM 1,	LEGAL PROCEEDINGS	20

ITEM 1A,	RISK FACTORS	20

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4,	(REMOVED AND RESERVED).	21

ITEM 5,	OTHER INFORMATION	21

ITEM 6,	EXHIBITS	21

	SIGNATURES	22

	EX-31.1 (CERTIFICATION)
	EX-31.2 (CERTIFICATION)
	EX-32.1 (CERTIFICATION)
	EX-32.2 (CERTIFICATION)

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STAEMENT

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At June 30, 2012 and December 31, 2011
For the Six Months Ended June 30, 2012 and 2011

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-13

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,904,960	$20,932
Restricted cash (Note 3)	1,106,737	-

Deferred tax assets	8,445	-
Other current assets and prepayments (Note 4)	102,572	198,266
Total Current Assets	3,122,714	219,198

Property, plant and equipment, net	114,566	145,336

Land use rights, net	16,873,822	17,141,227
Long-term investment	311,810	317,415
Due from related parties (Note 5)	2,799,408	2,780,554
TOTAL ASSETS	$23,222,320	$20,603,730

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
LIABILITIES & SHAREHOLDERS’ EQUITY	(Unaudited)	(Audited)
Current Liabilities

Other payables and accrued liabilities (Note 6)	544,033	602,496
Notes payable - related parties	434,137	434,137
Advance from customer	1,422,948	-
Total Current Liabilities	2,401,118	1,036,633

Non-current liabilities
Due to related parties (Note 7)	2,401,338	2,100,486
Due to shareholders (Note 8)	4,161,673	4,176,700
Payable on acquisition of a subsidiary	1,974,695	1,982,725
Total Long-term Liabilities	8,537,706	8,259,911

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2011 and June 30, 2012)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2011 and June 30, 2012)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,916,844	13,916,844
Retained earnings	(5,307,257)	(5,564,337)
Non-controlling interests	1,386,836	617,334
Accumulated other comprehensive income	2,130,036	2,180,308
TOTAL SHAREHOLDERS’ EQUITY	12,283,496	11,307,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 23,222,320	$ 20,603,730

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

Sales revenue (Note 9)	$296,289	$673,126	$594,022	$1,337,696
Cost of revenue	16,592	37,695	33,265	74,911
Gross Profit	279,697	635,431	560,757	1,262,785

Operating expenses
Administrative expenses	30,583	94,497	88,305	244,240
Depreciation	6,025	8,687	13,488	17,558
Amortization	101,127	98,463	202,747	195,674
Total operating expenses	137,735	201,647	304,540	457,472

Income from operations	141,962	433,784	256,217	805,313

Other Income (Expenses)
Interest income	73	225	73	370
Interest expenses	-	(644)	-	(1,012)
Other expenses	(240)		(12,761)	-
Total Other Income (Expense)	(167)	(419)	(12,688)	(642)

Income(Loss) before tax	141,795	433,365	243,529	804,671
Income tax expense (benefit)	(899)	87,794	(8,461)	102,922
Net Income (Note 10)	$142,694	$345,571	$251,990	$701,749

Net income attributable to:
Non-controlling interests	3,308	112,809	(5,090)	250,304
Common Stockholders	$139,386	$232,762	$257,080	$451,445

Other comprehensive income/(loss)
Foreign currency translation adjustments	(57,450)	137,144	(50,272)	(585,416)
Total Comprehensive Income	$85,244	$482,715	$201,718	$116,333

Weighted average shares-Basic	64,629,559	3,774,625	64,629,559	3,774,625
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	$0.00	$0.09	$0.00	$0.19
Diluted	$0.00	$0.01	$0.00	$0.01

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	For the Six Months Ended June 30,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251,990	$701,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,235	213,232
Deferred tax assets	(8,413)	-
Changes in operating assets and liabilities:
Other current assets and prepayments	95,330	449,115
Other payables and accrued liabilities	(58,241)	934,926
Advance from customers	316,211	-
CASH PROVIDED BY OPERATING ACTIVITIES	813,112	2,299,022

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(402)
Due from related parties	(18,782)	(620,501)
CASH USED IN INVESTING ACTIVITIES	(18,782)	(620,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from minority interest investment	774,593	-
Proceeds from (Repayment to) related parties	299,710	(2,175,599)
Proceeds from shareholders	-	1,359,551
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,074,303	(816,048)
Effect of exchange rate changes on cash and cash equivalents	15,395	(940,105)

NET INCREASE (DECREASE) IN CASH	1,884,028	(78,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$20,932	$97,174
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,904,960	$19,140

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in Restricted Cash related to advance from customer	$1,106,737	$-

See accompanying notes to the unaudited consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited condensed consolidated financial statements for the six-months periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not confirm in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2012 are not indicative of the results that may be expected for the full year ending December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(a)	Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB
	June 30, 2012	December 31, 2011
Period end US$ : RMB exchange rate	6.3249	6.3009
Average periodic US$ : RMB exchange rate	6.3129	6.3761

USD to HKD
	June 30, 2012	December 31, 2011
Period end US$ : UHK exchange rate	7.7587	7.7694
Average periodic US$ : UHK exchange rate	7.7654	7.7763

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

(b)	Earning/Loss per share

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

2.	Establishment of a new subsidiary

The Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd (“Weinan Changjiang”), to develop the new energy business in April 2012 with the paid in capital of $1,580,803 (equivalent to RMB 10,000,000). Shaanxi Changjiang accounted for 51% shares of Weinan Changjiang, and Mr. Zhang Hongjun, the actual controlling person, accounted for the other 49% shares.

The increase in non-controlling interests from $617,334 to $1,386,836 from December 31, 2011 to June 30, 2012 is primarily due to the consolidation of this 51% owned subsidiary.

3.	RESTRICTED CASH

The Restricted cash of $ 1,106,737 (RMB7,000,000) represents the amount received by the escrow account in June 2012. According to the transfer contract for the mines exploration rights, the buyer was required to deposit in the escrow account the amount of $ 1,106,737 (RMB7,000,000) within the 3 days after the signature of transfer contract. When the mines transfer transaction was accomplished, the amount would be authorized by both parties to be transferred from the escrow account and deposited into the Company’s bank account. At the end of the first quarter of 2013, the Department of Land and Resources of Shaanxi Province has approved this mines transfer transaction, and all of the contract amount has been settled.

4.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $102,572 mainly represents the small amount advances to the employees.

5.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $2,799,408 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	June 30, 2012	December 31, 2011	Interest
Du Kang Liquor Development Co., Ltd	$790,526	793,537	interest free for the first year and bear interest in the benchmark
Shaanxi Du Kang Liquor Group Co., Ltd	$-	573,001	lending rate over the same period afterwards
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$446,647	448,349	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$1,146,263	555,476	interest free
Shaanxi Changfa Industrial Co., LTD	$363,642	365,027	interest free
Mr Chen Weidong	$39,444	32,229	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$12,886	12,935	interest free
Total	$2,799,408	2,780,554

The balance of $39,444 as of June 30, 2012 was the advance to our CEO for the Company's business.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	June 30, 2012	December 31, 2011

Tax payable	$473,787	$442,263
Salary and welfare payable	24,580	24,674
Other payable	45,666	135,559
	$544,033	$602,496

The tax payable of $473,787 includes income tax payable of $285,538, business tax payable of $188,145 and other tax payable of $104.

7.	DUE TO RELATED PARTIES

The balance of $2,401,338 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after June 30, 2012.

Due to related parties consists of the following.

	June 30, 2012	December 31, 2011

Due to Huiton World Property Superintendent Company	$395,263	$396,769
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,106,737	1,110,952
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$291,739	294,883
Due to Du Kang Liquor Development Co., Ltd	$-	65,200
Due to Du Kang Liquor Marketing co.,Ltd	$461,667	130,140
Due to Baishui Du Kang Brand Management Co.,Ltd	$101,187	101,573
Due to Shaanxi Xidenghui Technology Co. Ltd.	$966	969
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$43,779	-
Total	$2,401,338	2,100,486

8.	DUE TO SHAREHOLDERS

The balance of $4,161,673 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after June 30, 2012.

Due to shareholders consists of the following.

	June 30, 2012	December 31, 2011

Due to Wang Shengli	$2,179,305	2,187,606
Due to Zhang Hongjun	$1,386,109	1,391,389
Due to Chen Min	$596,259	597,705
	$4,161,673	4,176,700

9.	SALES REVENUE

The details of Sales revenue are as follows:

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000).The rent revenue of $594,022 was recognized for the six months ended June 30, 2012.

10.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
PRC Enterprise Income Tax (Benefit)	$(899)	87,794	$(8,461)	102,922
United States Federal Income Tax		-	-	-
Income tax, net	(899)	87,794	(8,461)	102,922

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Current income tax expense	$-	88,248	$-	174,011
Deferred income tax expense (benefit)	(899)	(454)	(8,461)	(71,089)
Income tax, net	(899)	87,794	(8,461)	102,922

11.	RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $594,022 for the six months ended June 30, 2012.

12.	SEGMENT INFORMATION

The Company originally operated in three reportable segments, Land use right leasing, exploration for mineral ores and solar PV energy. The Company stripped off the mining business in June 2012, and operated in two segments thereafter. The solar PV energy business did not generated revenue for the six months ended June 30, 2012. Summarized information by business segment for the six months ended June 30, 2012 and 2011 is as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue
Land use right leasing	$296,289	288,482	$594,022	573,298
Mines exploitation compensation		384,644		764,398
Cost of revenue
Land use right leasing	16,592	16,155	33,265	32,105
Mines exploitation compensation		21,540		42,806
Gross Profits
Land use right leasing	279,697	272,327	560,757	541,193
Mines exploitation compensation		363,104		721,592

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

13.	SUBSEQUENT EVENT

The Company has completed the transfer procedures for the mines exploration rights transfer agreement signed in June 2012, and the final payment of $948,632 (RMB6,000,000) was deposited in the escrow account during the first quarter of 2013. The total restricted cash of $2,055,368 (RMB13,000,000) in the escrow account should be released by authorization of both parties. As of the reporting date, the restricted cash was not released.

 The Company is applying for the Building-integrated photovoltaic (BIPV) demonstration project of Weinan City for Baisui Project. Which is the way to obtain the subsidy funds. This EPC project, with a total investment amount of $1,160,768 (RMB7,341,740), commenced construction in March 2013 and is expected to be completed at the end of 2013.

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

The following discussion and analysis should be read in conjunction with our June 30, 2012 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 and 2012.

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

The following is a summary of the book value of our land use rights as of June 30, 2012:

Cost	$20,236,273
Less: Accumulated amortization	(3,362,451)
Land use rights, net	$16,873,822

Amortization expenses were approximately $202,747 and $195,674 for the six months ended June 30, 2012, and 2011, respectively

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,307,257 as of June 30, 2012, which includes net income of $251,990 for the six months ended June 30, 2012. The Company’s operations provided cash of $813,112 for the six months ended June 30, 2012.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011

Sales revenue

We generated total revenue of $ 296,289 for the three months ended June 30, 2012, compared with the revenue of $ 673,126 for the three months ended June 30, 2011. This decrease was due to the termination of our mines exploitation compensation business at the end of 2011, which we have subsequently disposed in the middle of 2012.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 decreased to $137,735 from $201,647 for the three months ended June 30, 2011. The decrease was partially due to a decrease in the administrative expense, which decreased to $30,583 from $94,497, due to our more stringent cost control in the quarter ended June 30, 2012. The amortization expense for the three months ended June 30, 2012 remained stable, as no addition or disposal occurred for Land use rights and the depreciation for the three months ended June 30, 2012 decreased by $2,662, as one of the cars was disposed in February, 2012.

Income before taxes for the three months ended June 30, 2012 was $141,795 as compared to an income of $ 433,365 for the three months ended June 30, 2011. The significant decrease for our operating results was attributable to the termination of our mine exploitation compensation business at the end of 2011.

Net Income

We achieved a net income of $142,694 for the three months ended June 30, 2012, compared to a net income of $345,571 for the three months ended June 30, 2011. The significant decrease was primarily due to the termination of our mine exploitation compensation business at the end of 2011.

Comprehensive Income

Our comprehensive income for the three months ended June 30, 2012 was $85,244 compared with comprehensive income of $ 482,715 for the three months ended June 30, 2011. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Six Months Ended June 30, 2012 and June 30, 2011

Sales revenue

We generated total revenue of $ 594,022 for the six months ended June 30, 2012, compared with the revenue of $ 1,337,696 for the six months ended June 30, 2011. This decrease was due to the termination of our mines exploitation compensation business at the end of 2011, which we havesubsequently disposed in the middle of 2012.

Operating Expenses

Total operating expenses for the six months ended June 30, 2012 decreased to $304,540 from $457,472 for the six months ended June 30, 2011. The decrease was partially due to a decrease in the administrative expense, which decreased to $88,305 from $244,240, due to our more stringent cost control for the six months ended June 30, 2012. The amortization expense for the six months ended June 30, 2012 remained stable, as no addition or disposal occurred for Land use rights and the depreciation for the six months ended June 30, 2012 decreased by $4,070, as one of the cars was disposed in February, 2012.

Income before taxes and for the six months ended June 30, 2012 was $243,529 as compared to an income of $ 804,671 for the six months ended June 30, 2011. The significant decrease for our operating results was attributable to the termination of our mine exploitation compensation business at the end of 2011.

Net Income

We achieved a net income of $251,990 for the six months ended June 30, 2012, compared to a net income of $701,749 for the six months ended June 30, 2011. The significant decrease was primarily due to the termination of our mine exploitation compensation business at the end of 2011.

Comprehensive Income

Our comprehensive income for the six months ended June 30, 2012 was $201,718 compared with comprehensive income of $ 116,333 for the six months ended June 30, 2011. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $12,283,496 as of June 30, 2012, or approximately 8.63%, from $11,307,186 as of December 31, 2011. The significant increase was primarily due to our net income of $251,990 generated for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $813,112 for the six months ended June 30, 2012 was primarily attributable to receiving a payment of $316,211 (RMB2,000,000) for the deposit of mines exploration rights transfer transaction. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $ 13,488, amortization of $ 202,747 for land use rights, a decrease in operating assets of $95,330 and a decrease in operating liability of $58,241.

Cash Flows From Investing Activities

Net cash used in investing activities of $18,782 for the six months ended June 30, 2012 was the cash provided to the related parties.

Cash Flows From Financing Activities

Net cash of $1,074,303 provided by financing activities for the six months ended June 30, 2012 resulted from $774,593 Proceeds from minority interest investment, $299,710 proceeds from related parties.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We provided loans of $18,782 to our related parties for the six months ended June 30, 2012.

Our current assets increased by $2,903,516 and total assets increased by $2,618,590 respectively.

We have cash of $ 1,904,960 and $20,932 as of June 30, 2012 and December 31, 2011 respectively. The significant increase of cash balance was due to the following collection for the six months ended June 30, 2012.

The investment amount of $774,593 (RMB4,900,000) for Shaanxi Weinan Changjiang solar photovoltaic energy applied science and technology Co., Ltd, from Mr. Zhang Hongjun, was received in May 2012.

The deposit of $316,211(RMB2,000,000) for the Transfer Contract of Mines Exploration Rights was received in June 2012.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS.

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of June 30, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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