Form 10-Q
period 2013-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-05-16
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at March 31, 2013.

At March 31, 2013, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Quarter Ended March 31, 2013

TABLE OF CONTENTS

PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4,	CONTROLS AND PROCEDURES	17

PART II

ITEM 1,	LEGAL PROCEEDINGS	19

ITEM 1A,	RISK FACTORS

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4,	(REMOVED AND RESERVED).	19

ITEM 5,	OTHER INFORMATION	19

ITEM 6,	EXHIBITS	19

	SIGNATURES	20

	EX-31.1 (CERTIFICATION)
	EX-31.2 (CERTIFICATION)
	EX-32.1 (CERTIFICATION)
	EX-32.2 (CERTIFICATION)

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STAEMENT

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At March 31, 2013 and December 31, 2012
For the Three Months Ended March 31, 2013 and 2012

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4-5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-12

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,432,788	$1,763,381
Restricted cash (Note 2)	2,073,729	1,113,674
Deferred tax assets	-	14,326
Other current assets and prepayments (Note 3)	147,159	107,217
Total Current Assets	3,653,676	2,998,598

Property, plant and equipment, net	95,816	102,280
Construction in progress	312,133	280,178
Land use rights, net	16,718,300	16,775,962
Long-term investment	313,407	312,931
Due from related parties (Note 4)	3,315,670	2,863,074
TOTAL ASSETS	$24,409,002	$23,333,023

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD
CONSOLIDATED BALANCE SHEETS (continued)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	March 31,	December 31,
	2013	2012
LIABILITIES & SHAREHOLDERS’ EQUITY	(Unaudited)	(Audited)
Current Liabilities

Other payables and accrued liabilities (Note 5)	1,451,747	705,132
Notes payable - related parties	434,137	434,137
Advance from customer	-	1,431,867
Total Current Liabilities	1,885,884	2,571,136

Non-current liabilities
Due to related parties (Note 6)	1,819,613	1,858,861
Due to shareholders (Note 7)	4,197,634	4,186,907
Payable on acquisition of a subsidiary	1,992,846	1,987,583
Total Long-term Liabilities	8,010,093	8,033,351

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2012 and March 31,2013)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2012 and March 31,2013)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,916,844	13,916,844
Retained earnings	(3,899,148)	(4,946,453)
Non-controlling interests	2,089,458	1,389,550
Accumulated other comprehensive income	2,248,834	2,211,558
TOTAL SHAREHOLDERS’ EQUITY	14,513,025	12,728,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,409,002	$23,333,023

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
	Unaudited	Unaudited

Sales revenue (Note 8)	$298,700	$297,732
Cost of revenue	16,727	16,673
Gross Profit	281,973	281,059

Operating expenses (Income)

Administrative expenses	115,825	57,723
Gain on disposal of assets (Note 9)	(2,262,952)
Depreciation	6,726	7,463
Amortization	101,950	101,620
Total operating expenses (Income)	(2,038,451)	166,806

Income from operations	2,320,424	114,253

Other Income (Expenses)
		-
Interest income	10,867	-
Interest expenses	(429)	-
Other expenses	(7,534)	(12,521)
Total Other Income (Expense)	2,904	(12,521)

Income(Loss) before tax	2,323,328	101,732
Income tax expense (benefit) (Note 10)	576,115	(7,563)
Net Income	$1,747,213	$109,295

Net income attributable to:
Non-controlling interests	699,908	(8,399)
Common Stockholders	$1,047,305	$117,694

Other comprehensive income/(loss)
Foreign currency translation adjustments	37,276	7,179
Total Comprehensive Income	$1,784,489	$116,474

Weighted average shares-Basic	64, 629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings (loss) per share
Basic	0.02	0.00
Diluted	0.02	0.00

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	For the Three Months Ended March 31,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,747,213	$109,295

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,677	109,083
Deferred tax assets	14,371	(7,575)
Gain on disposal of mines	(2,262,952)	-
Changes in operating assets and liabilities:
Other current assets and prepayments	(40,067)	94,558
Other payables and accrued liabilities	622,132	(72,578)
CASH PROVIDED BY OPERATING ACTIVITIES	189,374	232,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,004)	-
Due from related parties	(454,011)	280,360
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(455,015)	280,360

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(39,370)	289,088
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(39,370)	289,088
Effect of exchange rate changes on cash and cash equivalents	(25,582)	17,200

NET INCREASE (DECREASE) IN CASH	(330,593)	819,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,763,381	$20,932
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,432,788	$840,363

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in restricted cash related to disposal of assets	$957,106	$-
Changes in advance from customers related to disposal of assets	$(1,435,659)

See accompanying notes to the unaudited consolidated financial statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31,2012. The unaudited condensed consolidated financial statements for the three-months periods ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not confirm in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2013 are not indicative of the results that may be expected for the full year ending December 31, 2013.

(a)	Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	March 31, 2013	December 31, 2012
Period end US$ : RMB exchange rate	6.2689	6.2855
Average periodic US$ : RMB exchange rate	6.2772	6.3125

USD to HKD

	March 31, 2013	December 31, 2012
Period end US$ : UHK exchange rate	7.7624	7.7522
Average periodic US$ : UHK exchange rate	7.7727	7.7986

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

2.	RESTRICTED CASH

The Restricted cash of $ 2,073,729 (RMB13,000,000) represents the amount received by the escrow account as of March 31, 2013. According to the transfer contract for the mines exploration rights, the buyer was required to deposit in the escrow account in the amount of $ 1,116,623 (RMB7,000,000) within the 3 days after the signature of transfer contract, and subsequently the last payment of $957,106 (RMB6,000,000) upon approval of the transaction from administrative department. When the mines transfer transaction was accomplished, the amount would be authorized by both parties to be transferred from the escrow account and deposited into the Company’s bank account. At the end of the first quarter of 2013, the Department of Land and Resources of Shaanxi Province has approved this mines transfer transaction, and all of the contact amount has been settled.

3.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $147,159 mainly represents the small amount advances to the employees.

4.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $3,315,670 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	March 31, 2013	December 31, 2012	Interest
Du Kang Liquor Development Co., Ltd	$797,588	795,482	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$191,916	-	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$450,637	449,447	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$1,495,478	$1,193,222	interest free
Shaanxi Changfa Industrial Co., LTD	$366,891	365,922	interest free
Mr Chen Weidong	$-	45,876	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$13,160	13,125	interest free
Total	3,315,670	2,863,074

5.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	March 31, 2013	December 31, 2012

Tax payable	$1,212,218	$510,173
Salary and welfare payable	24,800	24,734
Other payable	214,729	170,225
	$1,451,747	$705,132

6.	DUE TO RELATED PARTIES

The balance of $1,819,613 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after March 31, 2013.

Due to related parties consists of the following.

	March 31, 2013	December 31, 2012

Due to Huiton World Property Superintendent Company	$398,794	$397,741
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,116,623	1,113,674
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$293,652	292,876
Due to Baishui Du Kang Brand Management Co.,Ltd	$9,571	9,546
Due to Shaanxi Xidenghui Technology Co. Ltd.	$973	970
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	44,054
Total	$1,819,613	1,858,861

7.	DUE TO SHAREHOLDERS

The balance of $4,197,634 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after March 31, 2013.

Due to shareholders consists of the following.

	March 31, 2013	December 31, 2012

Due to Wang Shengli	$2,198,773	2,192,966
Due to Zhang Hongjun	1,398,491	1,394,798
Due to Chen Min	$600,370	599,143
	4,197,634	4,186,907

8.	SALES REVENUE

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000).The rent revenue of $298,700 was recognized for the three months ended March 31, 2013, compared with the rent revenue of $297,732 for the three months ended March 31,2012.

9.	GAIN ON DISPOSAL OF ASSETS

The gain on disposal of assets consists of the total consideration of $2,389,600 (RMB15,000,000) and the related business tax and its surcharges of $ 126,648.

10.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three month ended March 31, 2013	For the three months ended March 31, 2012
PRC Enterprise Income Tax	$576,115	$(7,563)
United States Federal Income Tax	$-	$-
Income tax expense (benefit), net	$576,115	$(7,563)

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Current income tax expense		$576,115	$-
Deferred income tax benefit	$		$(7,563)
Income tax, net		$576,115	$(7,563)

11.	RELATED PARTY TRANSACTIONS - REVENUE

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $298,700 for the three months ended March 31, 2013.

12.	SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and solar PV energy. Summarized information by business segment for the three months ended March 31, 2013 and 2012 is as follows.

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenue
Land use right leasing	$298,700	$297,732
Solar PV energy	-	-
Cost of revenue
Land use right leasing	16,727	16,673
Solar PV energy	-	-
Gross Profits
Land use right leasing	281,973	281,059
Solar PV energy	-	-

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

The following discussion and analysis should be read in conjunction with our March 31, 2013 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2012.

Overview

We have transitioned our business from mining to clean new energy in the middle of 2012, and mainly focused on the solar PV downstream market at the present stage. Though the solar PV business did not generate revenue for the three months ended March 31, 2013, our Huanghe Bay Project was expected to begin the operation in 2013. And at the end of 2013, our Baisui Project is expected to complete its construction works. In the near future, we plan to gradually increase the resource devoted to marketing.

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

The following is a summary of the book value of our land use rights as of March 31, 2013:

Cost	$20,407,410
Less: Accumulated amortization	(3,689,110)
Land use rights, net	$16,718,300

Amortization expenses were approximately $101,950 and $101,620 for the three months ended March 31, 2013, and 2012, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,899,148 as of March 31, 2013, which includes net income of $1,747,213 for the three months ended March 31, 2013. The Company’s operations provided cash of $189,374 for the three months ended March 31, 2013.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Sales revenue

We generated total revenue of $ 298,700 for the three months ended March 31, 2013, compared with the revenue of $ 297,732 for the three months ended March 31, 2012. The revenue was the rent of Land use rights for both of the periods and are related party transactions.

Operating Expenses

Total operating income for the three months ended March 31, 2013 was $2,038,451 compared with operating expense of $166,806 for the three months ended March 31, 2012. The increase was partially due to a gain of $2,262,952 recognized and an increase in the administrative expense, which increased to $115,825 from $57,723,. The amortization expense for the three months ended March 31, 2013 remained stable, as no addition or disposal occurred for Land use rights and the depreciation for the three months ended March 31, 2013 decreased by $737.

Income before taxes for the three months ended March 31, 2013 was $2,323,328 as compared to an income of $ 101,732 for the three months ended March 31, 2012. The significant increase for our operating results was attributable to the transaction for the disposal of mines recognized in the first quarter of 2013.

Net Income

We achieved a net income of $1,747,213 for the three months ended March 31, 2013, compared to a net income of $109,295 for the three months ended March 31, 2012. The significant increase was primarily due to the transaction for the disposal of mines recognized in the first quarter of 2013.

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2013 was $1,784,489 compared with comprehensive income of $ 116,474 for the three months ended March 31, 2012. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $14,513,025 as of March 31, 2013, or approximately 14%, from $12,728,536 as of December 31, 2012. The significant increase was primarily due to our net income of $1,747,213 generated for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $189,374 for the three months ended March 31, 2013 compared with net cash provided of $232,783 for the three months ended March 31, 2012. The cash flow in operating activities maintained stable as the Company did not collect revenue for both of the periods. The adjustments to reconcile our net income to net cash flow mainly include depreciation expense of $ 6,726, amortization of $ 101,950 for land use rights, an increase in operating assets of $40,067, an increase in operating liability of $622,132 and the gain of $2,262,952 on disposal of the mine exploration right.

Cash Flows From Investing Activities

Net cash used in investing activities of $455,015 for the three months ended March 31, 2013 was the cash provided to the related parties and the purchase of property, plant and equipment.

Cash Flows From Financing Activities

Net cash of $ 39,370 used by financing activities for the three months ended March 31, 2013 resulted from the repayment to related parties.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We provided loans of $454,011 to our related parties for the three months ended March 31, 2013.

We returned cash of $ 39,370 to our related parties for the three months ended March 31, 2013.

Our current assets increased by $655,079 and total assets increased by $1,075,979 respectively.

We have cash of $ 1,432,788 and $1,763,381 as of March 31, 2013 and December 31, 2012 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations f.or the three months ended March 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of March 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of Board of Directors (Principal Executive Officer)	May 15, 2013

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	May 15, 2013

/s/ Zhang Hong Jun	Director	May 15, 2013

/s/ Wang Sheng Li	Director	May 15, 2013

/s/ Tian Hai Long	Director	May 15, 2013

/s/ Chen Min	Director	May 15, 2013

/s/ Li Ping	Director	May 15, 2013