Form 10-Q
period 2013-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-08-14
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at June 30, 2013.

At June 30, 2013, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Six Months Ended June 30, 2013

TABLE OF CONTENTS

PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4,	CONTROLS AND PROCEDURES	18

PART II

ITEM 1,	LEGAL PROCEEDINGS	20

ITEM 1A,	RISK FACTORS	20

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4,	MINE SAFETY DISCLOSURES	20

ITEM 5,	OTHER INFORMATION	20

ITEM 6,	EXHIBITS	20

	SIGNATURES	21

	EX-31.1 (CERTIFICATION)
	EX-31.2 (CERTIFICATION)
	EX-32.1 (CERTIFICATION)
	EX-32.2 (CERTIFICATION)

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At June 30, 2013 and December 31, 2012
For the Six Months Ended June 30, 2013 and 2012

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	5

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7-12

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012 (Stated in US Dollars)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,439,397	$1,763,381
Restricted cash	-	1,113,674
Deferred tax assets	-	14,326
Other current assets and prepayments (Note 2)	1,157,551	107,217
Total Current Assets	2,596,948	2,998,598
Property, plant and equipment, net (Note 3)	404,276	102,280
Construction in progress (Note 3)	-	280,178
Land use rights, net	16,858,787	16,775,962
Long-term investment	316,039	312,931
Due from related parties (Note 4)	4,719,537	2,863,074
TOTAL ASSETS	$24,895,587	$23,333,023

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities (Note 5)	1,492,446	705,132
Notes payable - related parties (Note 6)	434,137	434,137
Advance from customer	-	1,431,867
Total Current Liabilities	1,926,583	2,571,136
Non-current liabilities
Due to related parties (Note 6)	1,846,177	1,858,861
Due to shareholders (Note 7)	4,256,928	4,186,907
Payable on acquisition of a subsidiary	2,021,938	1,987,583
Total Long-term Liabilities	8,125,043	8,033,351
SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2012 and June 30,2013)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2012 and June 30,2013)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,916,844	13,916,844
Retained earnings	(3,788,823)	(4,946,453)
Non-controlling interests	2,102,949	1,389,550
Accumulated other comprehensive income	2,455,954	2,211,558
TOTAL SHAREHOLDERS’ EQUITY	14,843,961	12,728,536
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 24,895,587	$23,333,023

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Stated in US Dollars)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Sales revenue – related party (Note 8)	$303,023	296,289	$601,723	594,022
Cost of revenue	16,970	16,592	33,697	33,265
Gross Profit	286,053	279,697	568,026	560,757
Operating expenses(income)
Administrative expenses	91,260	30,583	207,085	88,305
Gain on disposal of asset (Note 9)	(16,376)	-	(2,279,328)	-
Depreciation	6,805	6,025	13,531	13,488
Amortization	103,426	101,127	205,376	202,747
Total operating expenses	185,115	137,735	(1,853,336)	304,540

Income from operations	100,938	141,962	2,421,362	256,217

Other Income (Expenses)
Interest income	34,594	73	45,461	73
Interest expenses	(401)	-	(830)	-
Other expenses	(54)	(240)	(7,588)	(12,761)
Total Other Income (Expense)	34,139	(167)	37,043	(12,688)

Income(Loss) before tax	135,077	141,795	2,458,405	243,529
Income tax expense (benefit) (Note 10)	11,261	(899)	587,376	(8,461)
Net Income	$123,816	142,694	$1,871,029	251,990

Net income attributable to:
Non-controlling interests	13,491	3,308	713,399	(5,090)
Common Stockholders	110,325	139,386	1,157,630	257,080

Other comprehensive income/(loss)
Foreign currency translation adjustments	207,120	(57,450)	244,396	(50,272)
Total Comprehensive Income	$330,936	85,244	$2,115,425	201,718

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00	0.03	0.00
Diluted	0.00	0.00	0.03	0.00

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

	For the Six Months Ended June 30,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,871,029	$251,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	218,907	216,235
Deferred tax assets	14,581	(8,413)
Adjustment for disposal of mine	(2,279,328)	-
Changes in operating assets and liabilities:
Other current assets and prepayments	(1,068,999)	95,330
Other payables and accrued liabilities	736,535	(58,241)
Restricted cash	-	-
Advance from customers	(320,919)	316,211
CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	(828,194)	813,112

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(63,549)	-
Proceeds from disposal of mines	2,406,893	-
Due from related parties	(1,889,453)	(18,782)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	453,891	(18,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from minority interest investment	-	774,593
Proceeds from (Repayment to) related parties	(12,909)	299,710
CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(12,909)	1,074,303
Effect of exchange rate changes on cash and cash equivalents	63,228	15,395

NET INCREASE (DECREASE) IN CASH	(323,984)	1,884,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,763,381	$20,932
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,439,397	$1,904,960

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Changes in restricted cash related to advance from customer	$-	$1,106,737

See accompanying notes to the unaudited consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31,2012. The unaudited condensed consolidated financial statements for the six-months periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not confirm in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-months period ended June 30, 2013 are not indicative of the results that may be expected for the full year ending December 31, 2013.

(a)	Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	June 30, 2013	December 31, 2012
Period end US$ : RMB exchange rate	6.1787	6.2855
Average periodic US$ : RMB exchange rate	6.2321	6.3125

USD to HKD

	June 30, 2013	December 31, 2012
Period end US$ : UHK exchange rate	7.7563	7.7522
Average periodic US$ : UHK exchange rate	7.7543	7.7986

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

Other current assets and prepayments of $1,157,551 consists of the temporary short-term borrowings of $825,416 (RMB 5,100,000) to an individual, Lihua, and the small amount advances of $332,135 to the employees and other third parties. The amount to Lihua was borrowed in June, 2013 and repaid in July 2013 without interest.

3.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30, 2013		December 31, 2012

Cost	$		$
Motor vehicles		262,736		258,271
Office equipment		61,347		67,741
EPC projects equipment		316,689
Total		640,772		326,012

Accumulated depreciation		(236,496)		(223,732)

Preperty, plant & equipment, net		404,276		102,280

The additional EPC projects equipment of $316,689 was the installed solar photovoltaic power generation equipments located in Huanghe Bay, Qiachuan County, Shaanxi Province, PRC. It was transferred from Construction In Progress in June,2013.

4.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $4,719,537 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	June 30, 2013	December 31, 2012	Interest
Du Kang Liquor Development Co., Ltd	$809,232	795,482	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$1,246,719	-	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co.,Ltd	$457,216	449,447	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$1,820,771	$1,193,222	interest free
Shaanxi Changfa Industrial Co., LTD	$372,247	365,922	interest free
Mr Chen Weidong	$-	45,876	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$13,352	13,125	interest free
Total	4,719,537	2,863,074

5.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	June 30, 2013	December 31, 2012

Tax payable	$1,138,124	$510,173
Salary and welfare payable	25,162	24,734
Other payable	329,160	170,225
	$1,492,446	$705,132

 The tax payable of $1,138,124 includes income tax payable of $870,157, business tax payable of $242,365 and other tax payable of $25,602.

6.	DUE TO RELATED PARTIES

The current liability related party notes payable of $434,137 represents the notes payable to a related party, interest rate of 8% per annum, guaranteed by a note receivable from a third party.

The non-current liability balance of $1,846,177 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after June 30, 2013.

Due to related parties consists of the following.

	June 30, 2013	December 31, 2012

Due to Huiton World Property Superintendent Company	$404,616	$397,741
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,132,924	1,113,674
Due to Shaanxi Changjiang electricity & new energy Co.,Ltd	$297,938	292,876
Due to Baishui Du Kang Brand Management Co.,Ltd	$9,711	9,546
Due to Shaanxi Xidenghui Technology Co. Ltd.	$988	970
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	44,054
Total	$1,846,177	1,858,861

7.	DUE TO SHAREHOLDERS

The balance of $4,256,928 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after June 30, 2013.

Due to shareholders consists of the following.

	June 30, 2013	December 31, 2012

Due to Wang Shengli	$2,230,871	2,192,966
Due to Zhang Hongjun	1,418,907	1,394,798
Due to Chen Min	$607,150	599,143
	4,256,928	4,186,907

8.	SALES REVENUE – RELATED PARTY

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000).The rent revenue of $601,723 was recognized for the six months ended June 30, 2013, compared with the rent revenue of $594,022 for the six months ended June 30,2012.

9.	GAIN ON DISPOSAL OF ASSETS

The gain on disposal of assets consists of the total consideration of $2,406,893 (RMB15,000,000) and the related business tax and its surcharges of $ 127,565.

10.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
PRC Enterprise Income Tax (Benefit)	$11,261	(899)	$587,376	(8,461)
United States Federal Income Tax		-	-	-
Income tax, net	11,261	(899)	587,376	(8,461)

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Current income tax expense	$11,261	-	$587,376	-
Deferred income tax expense (benefit)		(899)		(8,461)
Income tax, net	11,261	(899)	587,376	(8,461)

11.	RELATED PARTY TRANSACTIONS - REVENUE

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $601,723 for the six months ended June 30, 2013.

12.	SEGMENT INFORMATION

The Company operates in two reportable segments, Land use right leasing and solar PV energy. Summarized information by business segment for the three and six months ended June 31, 2013 and 2012 is as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenue
Land use right leasing	$303,023	296,289	$601,723	594,022
Solar PV energy
Cost of revenue
Land use right leasing	16,970	16,592	33,697	33,265
Solar PV energy
Gross Profits
Land use right leasing	286,053	279,697	568,026	560,757
Solar PV energy

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

The following discussion and analysis should be read in conjunction with our June 30, 2013 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2012.

Overview

We have transitioned our business from mining to clean new energy in the middle of 2012, and mainly focused on the solar PV downstream market at the present stage. Though the solar PV business did not generate revenue for the six months ended June 30, 2013, our Huanghe Bay Project was expected to begin the operation in 2013. And at the end of 2013, our Baisui Project is expected to complete its construction works. In the near future, we plan to gradually increase the resource devoted to marketing.

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

The following is a summary of the book value of our land use rights as of June 30, 2013:

Cost	$20,715,102
Less: Accumulated amortization	(3,856,315)
Land use rights, net	$16,858,787

Amortization expenses were approximately $205,376 and $202,747 for the six months ended June 30, 2013, and 2012, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,788,823 as of June 30, 2013, which includes net income for common stockholders of $1,157,630 for the six months ended June 30, 2013. The Company’s operations used cash of $828,195 for the six months ended June 30, 2013.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

Sales revenue

We generated total revenue of $ 303,023 for the three months ended June 30, 2013, compared with the revenue of $ 296,289 for the three months ended June 30, 2012. The revenue was the rent of Land use rights for both of the periods and was related party transactions.

Operating Expenses

Total operating expense for the three months ended June 30, 2013 was $185,115 compared with operating expense of $137,735 for the three months ended June 30, 2012. The increase was partially due to the increased administrative expense from $30,583 to $91,260. The amortization expense for the three months ended June 30, 2013 remained stable, as no addition or disposal occurred for Land use rights. The depreciation for the three months ended June 30, 2013 only increased by $780, compared with the same period of 2012, as the additional EPC project equipment of $316,689 will begin its depreciation in July.

Income before taxes for the three months ended June 30, 2013 was $135,077, compared to an income of $ 141,795 for the three months ended June 30, 2012.

Net Income

We achieved a net income of $123,816 for the three months ended June 30, 2013, compared to a net income of $142,694 for the three months ended June 30, 2012. The decrease was primarily due to the increase in administrative expense for the three months ended June 30, 2013.

Comprehensive Income

Our comprehensive income for the three months ended June 30, 2013 was $330,936 compared with comprehensive income of $ 85,244 for the three months ended June 30, 2012. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

Sales revenue

We generated total revenue of $ 601,723 for the six months ended June 30, 2013, compared with the revenue of $ 594,022 for the six months ended June 30, 2012. The revenue was the rent of Land use rights for both of the periods and was related party transactions.

Operating Expenses

Total operating income for the six months ended June 30, 2013 was $1,853,336 compared with operating expense of $304,540 for the six months ended June 30, 2012. The increase was partially due to a gain of $2,279,328 recognized and an increase in the administrative expense, which increased to $207,085 from $88,305,. The amortization expense for the six months ended June 30, 2013 remained stable, as no addition or disposal occurred for Land use rights. The depreciation for the six months ended June 30, 2013 only increased by $43,compared with the same period of 2012, as the additional EPC project equipment of $316,689 will begin its depreciation in July.

Income before taxes for the six months ended June 30, 2013 was $2,458,405 compared to an income of $243,529 for the six months ended June 30, 2012. The significant increase for our operating results was attributable to the transaction for the disposal of mines recognized in the first quarter of 2013.

Net Income

We achieved a net income of $1,871,029 for the six months ended June 30, 2013, compared to a net income of $251,990 for the six months ended June 30, 2012. The significant increase was primarily due to the transaction for the disposal of mines recognized in the first quarter of 2013.

Comprehensive Income

Our comprehensive income for the six months ended June 30, 2013 was $2,115,425 compared with comprehensive income of $201,718 for the six months ended June 30, 2012. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $14,843,961 as of June 30, 2013, or approximately 17%, from $12,728,536 as of December 31, 2012. The significant increase was primarily due to our net income of $1,871,029 generated for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $828,195 for the six months ended June 30, 2013 compared with net cash provided of $813,112 for the six months ended June 30, 2012. The net cash flow in operating activities took a turn for the worse for the six months ended June 30, 2013 because the temporary short-term borrowings of $825,416 (RMB5,100,000) was provided to an individual, Lihua in June, and the adjustment for disposal of mine of $2,279,328 decreased the net cash flow significantly. The other adjustments to reconcile our net income to net cash flow include depreciation expense of $ 13,531, amortization of $ 205,376 for land use rights, an increase in operating assets of $1,068,999, an increase in operating liability of $736,535 and the decrease in advance from customers of $320,919.

Cash Flows From Investing Activities

Net cash provided by investing activities of $453,891 for the six months ended June 30, 2013 was the result of the proceeds from disposal of mine of $2,406,893, cash provided to the related parties of $1,889,453, and the cash paid for the EPC project of $ 63,549.

Cash Flows From Financing Activities

Net cash of $ 12,909 used in  financing activities for the six months ended June 30, 2013 resulted from the repayment to related parties of $12,909 .

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We provided loans of $1,889,453 to our related parties for the six months ended June 30, 2013.

We returned cash of $ 12,909 to our related parties for the six months ended June 30, 2013.

Our current assets decreased by $401,651 and total assets increased by $1,562,564 respectively.

We have cash of $ 1,439,397 and $1,763,381 as of June 30, 2013 and December 31, 2012 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW
ENERGY COMPANY, LTD.
(Registrant)

Date: August 14, 2013	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: August 14, 2013	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman of Board of Directors (Principal Executive Officer)	August 14, 2013

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	August 14, 2013

/s/ Zhang Hong Jun	Director	August 14, 2013

/s/ Wang Sheng Li	Director	August 14, 2013

/s/ Tian Hai Long	Director	August 14, 2013

/s/ Chen Min	Director	August 14, 2013

/s/ Li Ping	Director	August 14, 2013