Form 10-Q
period 2013-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2013-11-14
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at September 30, 2013.

At September 30, 2013, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.
For the Nine Months Ended September 30, 2013
TABLE OF CONTENTS

PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4,	CONTROLS AND PROCEDURES	9

PART II

ITEM 1,	LEGAL PROCEEDINGS	11

ITEM 2,	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3,	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4,	MINE SAFETY DISCLOSURES	11

ITEM 5,	OTHER INFORMATION	11

ITEM 6,	EXHIBITS	11

SIGNATURES		12

EX-31.1 (CERTIFICATION)
EX-31.2 (CERTIFICATION)
EX-32.1 (CERTIFICATION)

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At September 30, 2013 and December 31, 2012
For the Nine Months Ended September 30, 2013 and 2012

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	F-1 - F-2

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-9

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$537,834	$1,763,381
Restricted cash	-	1,113,674
Deferred tax assets	-	14,326
Other current assets and prepayments (Note 2)	166,164	107,217
Total Current Assets	703,998	2,998,598

Property, plant and equipment, net (Note 3)	394,590	102,280
Construction in progress (Note 3)	-	280,178
Land use rights, net	16,838,878	16,775,962
Long-term investment	316,954	312,931
Due from related parties (Note 4)	6,674,626	2,863,074
TOTAL ASSETS	$24,929,046	$23,333,023

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 (Continued)
(Stated in US Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities (Note 5)	1,315,746	705,132
Notes payable - related parties (Note 6)	434,137	434,137
Advance from customer	-	1,431,867
Total Current Liabilities	1,749,883	2,571,136

Non-current liabilities
Due to related parties (Note 6)	1,855,396	1,858,861
Due to shareholders (Note 7)	4,277,506	4,186,907
Payable on acquisition of a subsidiary	2,032,035	1,987,583
Total Long-term Liabilities	8,164,937	8,033,351

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2012 and September 30,2013)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2012 and September 30,2013)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,916,844	13,916,844
Retained earnings	(3,683,319)	(4,946,453)
Non-controlling interests	2,094,799	1,389,550
Accumulated other comprehensive income	2,528,865	2,211,558
TOTAL SHAREHOLDERS’ EQUITY	15,014,226	12,728,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	24,929,046	$23,333,023

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Stated in US Dollars)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Sales revenue - related party (Note 8)	$303,091	295,876	$904,814	889,898
Cost of revenue	16,973	16,569	50,670	49,834
Gross Profit	286,118	279,307	854,144	840,064

Operating expenses (income)
Administrative expenses	109,249	111,041	316,334	199,347
Gain on disposal of asset (Note 9)	(5,628)	-	(2,284,956)	-
Depreciation	11,730	6,924	25,261	20,412
Amortization	103,449	100,986	308,825	303,734
Total operating expenses	218,800	218,951	(1,634,536)	523,493

Income from operations	67,318	60,356	2,488,680	316,571

Other Income (Expenses)
Interest income	7,219	-	52,680	73
Interest expenses	(805)	757	(1,635)	757
Other expenses	(99)	(346)	(7,687)	(13,107)
Total Other Income (Expense)	6,315	411	43,358	(12,277)

Income (Loss) before tax	73,633	60,767	2,532,038	304,294
Income tax expense (benefit) (Note 10)	(23,721)	(5,538)	563,655	(13,999)
Net Income	$97,354	66,305	$1,968,383	318,293

Net income attributable to:
Non-controlling interests	(8,150)	(7,172)	705,249	(12,263)
Common Stockholders	105,504	73,477	1,263,134	330,556

Other comprehensive income (loss)
Foreign currency translation adjustments	72,911	(32,283)	317,307	(82,555)
Total Comprehensive Income	$170,265	34,022	$2,285,690	235,738

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00	0.03	0.00
Diluted	0.00	0.00	0.03	0.00

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)

	For the Nine Months Ended September 30,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,968,383	$318,293
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	334,086	324,146
Deferred tax assets	14,646	(13,867)
Adjustment for gain on disposal of mine	(2,284,956)	-
Changes in operating assets and liabilities:
Other current assets and prepayments	(56,550)	88,442
Other payables and accrued liabilities	529,914	(42,355)
Advance from customers	(321,712)	315,408
CASH PROVIDED BY OPERATING ACTIVITIES	183,811	990,067

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(63,706)	(1,004)
Proceeds from disposal of mines	2,412,836	-
Due from related parties	(3,747,519)	(313,239)
CASH USED IN INVESTING ACTIVITIES	(1,398,389)	(314,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from minority interest investment	-	774,593
Proceeds from (repayment to) related parties	(45,039)	292,209
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,039)	1,066,802
Effect of exchange rate changes on cash and cash equivalents	34,070	11,316

NET INCREASE (DECREASE) IN CASH	(1,225,547)	1,753,942
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,763,381	$20,932
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$537,834	$1,774,874

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in restricted cash related to advance from customer	$-	1,103,927

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31,2012. The unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2013 are not indicative of the results that may be expected for the full year ending December 31, 2013.

(a)	Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	September 30, 2013	December 31, 2012
Period end USD : RMB exchange rate	6.1480	6.2855
Average periodic USD : RMB exchange rate	6.2168	6.3125

USD to HKD

	September 30, 2013	December 31, 2012
Period end USD : HKD exchange rate	7.7538	7.7522
Average periodic USD : HKD exchange rate	7.7531	7.7986

HKD is pegged to USD and hence there is no significant translation adjustment impact on these consolidated financial statements.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

2.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $166,164 mainly represent the small amount of advances to the employees.

3.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30, 2013	December 31, 2012

Cost	$-	$-
Motor vehicles	264,047	258,271
Office equipment	61,654	67,741
EPC projects equipment	318,394	-
Total	644,095	326,012

Accumulated depreciation	(249,505)	(223,732)

Property, plant & equipment, net	394,590	102,280

The additional EPC projects equipment of $318,394 was the installed solar photovoltaic power generation equipments located in Huanghe Bay, Qiachuan County, Shaanxi Province, PRC. It was transferred from Construction In Progress in June, 2013.

4.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $6,674,626 due from related parties represents the loan owed from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following:

	September 30, 2013	December 31, 2012	Interest
Du Kang Liquor Development Co., Ltd	$813,273	795,482	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$2,879,489	-	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd	$459,499	449,447	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$2,134,841	1,193,222	interest free
Shaanxi Changfa Industrial Co., LTD	$374,105	365,922	interest free
Mr. Chen Weidong	$-	45,876	interest free
Shaanxi Changjiang Zhongxiayou Investment Co.,Ltd	$13,419	13,125	interest free
Total	6,674,626	2,863,074

The balance of $45,876 as of December 31, 2012 was the advance to our CEO for the Company's business.

5.	OTHER PAYABLES AND ACCRUED LIABILITIES

The following is a summary of other payables and accrued liabilities:

	September 30, 2013	December 31, 2012

Tax payable	$1,135,420	$510,173
Salary and welfare payable	25,288	24,734
Other payable	155,038	170,225
	$1,315,746	$705,132

 The tax payable of $1,135,420 includes income tax payable of $849,030, business tax payable of $278,953 and other tax payable of $7,437.

6.	DUE TO RELATED PARTIES

The current liability related party notes payable of $434,137 represents the notes payable to a related party, interest rate of 8% per annum, guaranteed by a note receivable from a third party.

The non-current liability balance of $1,855,396 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after September 30, 2013.

Due to related parties consists of the following.

	September 30, 2013	December 31, 2012

Due to Huiton World Property Superintendent Company	$406,637	397,741
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,138,582	1,113,674
Due to Shaanxi Changjiang Electricity & New Energy Co.,Ltd	$299,426	292,876
Due to Baishui Du Kang Brand Management Co.,Ltd	$9,759	9,546
Due to Shaanxi Xidenghui Technology Co. Ltd.	$992	970
Due to Shaanxi Dukang Liquor Group Co.,Ltd	$-	44,054
Total	$1,855,396	1,858,861

7.	DUE TO SHAREHOLDERS

The balance of $4,277,506 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after September 30, 2013.

Due to shareholders consists of the following:

	September 30, 2013	December 31, 2012

Due to Wang Shengli	$2,242,011	2,192,966
Due to Zhang Hongjun	1,425,993	1,394,798
Due to Chen Min	$609,502	599,143
	4,277,506	4,186,907

8.	SALES REVENUE – RELATED PARTY

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). The rent revenue of $904,814 was recognized for the nine months ended September 30, 2013, compared with the rent revenue of $889,898 for the nine months ended September 30, 2012.

9.	GAIN ON DISPOSAL OF ASSETS

At the beginning of 2013, the Company transferred its mines exploration rights to Xunyang County Yongjin Mining Co.,Ltd for business purpose with a consideration of $2,412,836 (RMB15,000,000). The transaction procedures were completed and the outstanding amount was settled as of September 30, 2013.

The gain on disposal of assets consists of the consideration and the total of $127,880 for the related business tax and the surcharges.

10.	INCOME TAX

The provision for taxes on earnings consisted of:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

PRC Enterprise Income Tax (Benefit)	$(23,721)	(5,538)	$563,655	(13,999)
United States Federal Income Tax		-	-	-
Income tax, net	(23,721)	(5,538)	563,655	(13,999)

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Current income tax expense	$(23,721)	-	$563,655	-
Deferred income tax expense (benefit)		(5,538)		(13,999)
Income tax, net	(23,721)	(5,538)	563,655	(13,999)

11.	RELATED PARTY TRANSACTIONS - REVENUE

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $904,814 for the nine months ended September 30, 2013.

12.	SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. Summarized information by business segment for the three and nine months ended September 31, 2013 and 2012 is as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenue
Land use right leasing	$303,091	295,876	$904,814	889,898
Solar PV energy
Cost of revenue
Land use right leasing	16,973	16,569	50,670	49,834
Solar PV energy
Gross Profits
Land use right leasing	286,118	279,307	854,144	840,064
Solar PV energy

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

13.	SUBSEQUENT EVENT

The Baisui Project was approved by the Development & Reform Commission of Baisui County, Weinan City, Shaanxi Province, and is applying for the approval of the Development & Reform Commission of Weinan City, Shaanxi Province as of the report date. The Company expects to commence construction upon obtaining the approval of Development & Reform Commission of Weinan City at the end of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our September 30, 2013 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2012.

Overview

We have transitioned our business from mining to clean new energy in the middle of 2012, and mainly focused on the solar PV downstream market at the present stage. Though the solar PV business did not generate revenue for the nine months ended September 30, 2013, our Huanghe Bay Project was expected to begin the operation in 2013. And at the end of 2013, our Baisui Project is expected to commence its construction works. In the near future, we plan to gradually increase the resource devoted to marketing.

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

The following is a summary of the book value of our land use rights as of September 30, 2013:

Cost	$20,818,543
Less: Accumulated amortization	(3,979,665)
Land use rights, net	$16,838,878

Amortization expenses were approximately $308,825 and $303,734 for the nine months ended September 30, 2013, and 2012, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,683,319 as of September 30, 2013, which includes net income for common stockholders of $1,263,134 for the nine months ended September 30, 2013. The Company’s operations provided cash of $183,811 for the nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

Sales revenue

We generated total revenue of $303,091 for the three months ended September 30, 2013, compared with the revenue of $295,876 for the three months ended September 30, 2012. The revenue was the rent of land use rights for both of the periods and was related party transactions.

Operating Expenses

Total operating expense for the three months ended September 30, 2013 was $218,800 compared with operating expense of $218,951 for the three months ended September 30, 2012. There was little fluctuation of administrative expense for the third quarter of 2013. The amortization expense for the three months ended September 30, 2013 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended September 30, 2013 increased by $4,806 or 69%, compared with the same period of 2012, as the additional EPC project equipment of $318,394 began its depreciation in July, 2013.

Income before taxes for the three months ended September 30, 2013 was $73,633, compared to an income of $60,767 for the three months ended September 30, 2012.

Net Income

We achieved a net income of $97,354 for the three months ended September 30, 2013, compared to a net income of $66,305 for the three months ended September 30, 2012. The slight increase was primarily due to the 2% increase in revenue for the three months ended September 30, 2013.

Comprehensive Income

Our comprehensive income for the three months ended September 30, 2013 was $170,265 compared with comprehensive income of $34,022 for the three months ended September 30, 2012. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

Sales revenue

We generated total revenue of $904,814 for the nine months ended September 30, 2013, compared with the revenue of $889,898 for the nine months ended September 30, 2012. The revenue was the rent of land use rights for both of the periods and was related party transactions.

Operating Expenses

Total operating income for the nine months ended September 30, 2013 was $1,634,536 compared with operating expense of $523,493 for the nine months ended September 30, 2012. The increase was partially due to a gain of $2,284,956 recognized and an increase in the administrative expense, which increased to $316,334 from $199,347. The amortization expense for the nine months ended September 30, 2013 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the nine months ended September 30, 2013 only increased by $4,849 or 24%, compared with the same period of 2012, as the additional EPC project equipment of $318,394 began its depreciation in July, 2013.

Income before taxes for the nine months ended September 30, 2013 was $2,532,038 compared to an income of $304,294 for the nine months ended September 30, 2012. The significant increase for our operating results was attributable to the transaction for the disposal of mines recognized in the first quarter of 2013.

Net Income

We achieved a net income of $1,968,383 for the nine months ended September 30, 2013, compared to a net income of $318,293 for the nine months ended September 30, 2012. The significant increase was primarily due to the transaction for the disposal of mines recognized in the first quarter of 2013. The Company transferred its mines exploration rights to Xunyang County Yongjin Mining Co.,Ltd for business purpose with a consideration of $2,412,836 (RMB15,000,000). The transaction was completed and the outstanding amount was settled as of September 30, 2013. The gain on disposal of assets consists of the considerations and the total of $127,880 for the related business tax and the surcharges.

Comprehensive Income

Our comprehensive income for the nine months ended September 30, 2013 was $2,285,690 compared with comprehensive income of $235,738 for the nine months ended September 30, 2012. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $15,014,226 as of September 30, 2013, or approximately 18%, from $12,728,536 as of December 31, 2012. The significant increase was primarily due to our net income of $1,968,383 generated for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash provided by operating activities of $183,811 for the nine months ended September 30, 2013, decreased by $806,256,or 81%, compared with net cash provided of $990,067 for the nine months ended September 30, 2012. The decrease of net cash provided was primarily attributable to receiving a payment of $315,408 (RMB2,000,000) for the deposit of mines exploration rights transfer transaction for the nine months ended September 30,2012. The adjustments to reconcile our net income to net cash flow include adjustment for disposal proceeds of mine of $2,284,956, depreciation expense of $25,261, amortization of $308,825 for land use rights, an increase in operating assets of $56,550, an increase in operating liability of $529,914 and the decrease in advance from customers of $321,712.

Cash Flows From Investing Activities

Net cash used in investing activities of $1,398,389 for the nine months ended September 30, 2013 was the result of the proceeds from disposal of mine of $2,412,836, additional cash provided to the related parties of $3,747,519, and the cash paid for the EPC project of $63,706.

Cash Flows From Financing Activities

Net cash of $45,039 used in financing activities for the nine months ended September 30, 2013 resulted from the repayment to related parties.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We provided loans of $3,747,519 to our related parties for the nine months ended September 30, 2013.

We returned cash of $45,039 to our related parties for the nine months ended September 30, 2013.

Our current assets decreased by $2,294,600 and total assets increased by $1,596,023 respectively.

We have cash of $537,834 and $1,763,381 as of September 30, 2013 and December 31, 2012 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the nine months ended September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

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

Our related parties are the following individuals and entities: (i) Mr. Wang Shengli (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms. Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huiton World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd., Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd., Shaanxi Changjiang electricity & new energy Co.,Ltd, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., Shaanxi Changfa Industrial Co.,LTD., Shaanxi Tangrenjie Advertising Media Co.,Ltd. and Zhongke Aerospace & Agriculture Development Stock Co., Ltd.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of September 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

The Company intends to take the following steps as soon as practicable to remediate the material weaknesses we identified as follows:

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS **	XBRL Instance Document	Filed herewith.

101.SCH **	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: November 14, 2013	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: November 14, 2013	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)