Form 10-K
period 2013-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2014-03-28
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at December 31, 2013.

At December 31, 2013, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Fiscal Year Ended December 31, 2013

PART I

ITEM 1. BUSINESS.

Overview

China Changjiang Mining & New Energy Co., Ltd. (the “Company”) is currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction (“EPC”) contractor of photovoltaic (“PV”) solar energy facilities (“SEF”).We intend to design, engineer, construct, market and sell high-quality PV SEFs for commercial and utility applications to local markets.

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining &New Energy Co., Ltd (“Shaanxi Changjiang”), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.43% as of December 31, 2013), and Wang Sheng Li, a director and shareholder of the Company (holding 11.52% as of December 31, 2013), to sell Shaanxi Changjiang’s entire 60% interest in Shaanxi East Mining Co., Ltd., (“East Mining” and formerly referred to as “Dongfang Mining”) for a total consideration of $885,696(RMB5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained a 30% equity in this transaction.

Together with Mr. Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.43% as of December 31, 2013), the Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd (“Changjiang PV”), to develop the new solar energy business in April 2012. Our subsidiary holds a 51% interest in Changjiang PV. We and Mr. Zhang Hong Jun have invested new energy industry for several years. With close relations with government departments and extensive personal connections, we devoted our major efforts to the Solar photovoltaic downstream market after signing the mines disposing agreement in June 2012.

Our subsidiary, Changjiang PV, concentrates on the development and operation of EPC projects. Our first EPC project, the Weinan Hechuan 137KWp solar PV building applications has been completed and is expected to begin operating in the near future.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million (RMB 7,500,000).

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

At the time of the share exchange transaction, CJP owned 60%, and the Company continues to control, Shaanxi East Mining Co., Ltd., (“East Mining”) which held the Chinese exploration license through which we pursued our exploration activity.

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

We established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd. (“Changjiang PV”), in April 2012 to develop the new solar energy business. Our subsidiary, Shaanxi Changjiang accounted for 51% shares of Changjiang PV, and Mr. Zhang Hong Jun, the actual controller, accounted for the other 49% shares.

Our organization chart as of December 31, 2013is illustrated as follows.

Industry overview

Solar photovoltaic energy is an emerging, clean energy industry with a growing market share. The global solar PV market has grown from 6.1Gigawatt (“GW”) in 2008 to an estimated 25GW in 2012 but with imbalanced development. Application of solar energy in developed countries such as Germany and Japan, are relatively comprehensive and mature. At the present time, the Chinese PV downstream market is still in the initial stages of development, though most of the PV modules are manufactured in China.

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

It has been reported that as of the end of 2011, the installed capacity of photovoltaic power generation was 3.6 GW, thereinto, the installed capacity of distributed photovoltaic power generation only accounted for 0.2GW. According to a recent government planning, by 2015, the Chinese solar photovoltaic power generation capacity will reach 21GW, and distributed photovoltaic more than 10 GW. It was estimated that, by 2020, if the Building Integrated PV (“BIPV”) would be applied for 10% of the roof area and 15% of the facade area in the existing and new buildings, the potential market of BIPV applications would reach 1000GW, equivalent to 45 new installed capacity of the Three Gorges Hydropower Station.

Since the first half of 2012, the supply and demand of silicon in the international market has undergone great changes, resulting in obvious decline in the cost of solar modules. With the declining cost of solar modules from RMB 15 to RMB 6 per watt, the cost of PV power generation was significantly reduced.

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

Our products and services are expected to be largely represented through our Company’s sales force located in Xi’an City and Weinan City, Shaanxi Province, China.

Current Business Operations

a) At the present time, we focus on serving the local distributed solar PV market,

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

We established a subsidiary, named Shaanxi Weinan Changjiang solar photovoltaic energy applied science and technology Co., Ltd. (“Changjiang PV”), in April 2012 to develop the local distributed solar PV business.

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

The project was designed to generate electricity preferentially for Huanghe, and sell the surplus power to the grid company. We have received the subsidy funds of $159,096 (RMB 1,000,000) from the local government for the project in December, 2012. In the first quarter of 2014, Huanghe Bay Project is beginning to supply electricity to Huanghe.

Baishui Project

We are applying for the Building-integrated photovoltaic (BIPV) demonstration project of Weinan City for Baishui Project, with an estimated total investment of $1,204,176 (RMB 7,341,740), which is the way to obtain the subsidy funds.

We are responsible to install PV modules for all of the roofs of Weinan Baishui Dukang liquid factory, with a total power capacity of 649.2KW. A PV module is an assembly of PV cells that are electrically interconnected, laminated and framed in a durable and weatherproof package. The DC (direct current) power generated from the PV module is converted into AC (alternating current) power by the inverter to supply the electricity needs inside the building. The surplus electricity is fed to a power grid.

b) Our joint venture, Shaanxi Changjiang electricity & new energy Co., Ltd (“Changjiang Electricity”), is dedicated to the construction and operation of the biomass incineration power. Currently, we account for 20% shares of Changjiang Electricity, Mr. Zhang Hong Jun, our director and controlling shareholder, and Shaanxi Changfa Industrial Co., LTD (“Changfa”) accounts for 52% and 28% respectively.

In order to further develop the clean energy projects, we are entrusted full responsibility by Mr. Zhang Hong Jun and Changfa to manage the following cooperation issues.

In October 2011, we entered into an agreement with Shaanxi Lanniao New Energy Development Co., Ltd (“Shaanxi Lanniao”) to jointly develop Changjiang Electricity. In the near future, according to the agreement, Shaanxi Lanniao will invest around $11,529,000 in projects construction and accounts for 68% shares of the new Changjiang Electricity. We will invest a portion of our land in Huanghe Bay into Changjiang Electricity. As a result, Mr. Zhang Hong Jun, Changfa and we account for 32% shares of the new Changjiang Electricity.

c) We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan, Heyang County, in the Shaanxi Province of China. We lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”) for the development and operation of a theme park. The term of the lease agreement is from January 1, 2011 to December 31, 2029. The annual rent is approximately $1.2 million. For additional information, see “Item 2. Properties”.

Solar PV Industry

General

Though we may be a new participant in solar PV industry, we also realized that the local downstream market of solar PV industry was as new as we are. Experience in some developed countries has shown that there should be a business opportunity in China’s PV downstream market in the near future.

Each of our EPC projects is a strategic long-term investment, with relatively low risk, a stable cash inflow can be generated and little ongoing maintenance costs would be incurred once the project begins operations.

Competition

We anticipate that our competitors in the solar PV markets will be local and regional EPC contractors and developers. Other companies in China that engage in solar PV power generation that we consider to be likely competitors, include: Xiaan Huanghe Photovoltaic Technology Co., Ltd, Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co., Ltd etc. These competitors have more experience in the operation of solar PV energy and have superior financial resources than we do.

The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, provide reliable power for many applications, serve as both a power generator and the skin of a building and eliminate air, water and noise emissions. The disadvantages mainly came from the relatively high cost of power generation.

The cost of electricity generated by PV products currently still exceeds the cost of electricity generated from conventional power such as coal and hydropower in Chinese markets. A significant reduction in the scope or discontinuation of government incentive programs could cause demand for our products and our revenue to decline, and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Regulations issued or implemented by the State Council, China’s National Development and Reform Commission (“NDRC”), and other relevant government authorities cover many aspects of new energy industry, including, but not limited to the following principal regulations:

Renewable Energy Law

On December 26, 2009, China revised its Renewable Energy Law, which originally became effective on January 1, 2006. The revised Renewable Energy Law became effective on April 1, 2010 and has laid the legal foundation for developing renewable energy in China.

Renewable Energy Law clearly stipulates the following principles for the development of new energy:

●	To encourage and support the use of solar and other renewable energy and the use of on-grid generation.

●	To encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar PV systems and other solar energy utilization systems.

●	To authorize the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems.

●	To provide financial incentives, such as national funding, preferential loans and tax preferences for the development of renewable energy projects.

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

On November 18, 2013, the National Energy Bureau issued “The Interim Measures for the management of distributed photovoltaic power generation projects”. The regulation contributes to promote the application of distributed photovoltaic power and regulate the projects management.

On November 26, 2013, the Ministry of Finance announced that the power generated by its own distributed PV power generation project could be exempted from imposing government fee, such as renewable energy surcharges, fee for major national water conservancy construction, etc.

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

Our Employees

As of December 31, 2013, we had an aggregate of 21 employees, of whom 16 were full-time employees. This includes two people in marketing, one in manufacturing, four in research and development and quality control, two in financial and accounting, and seven in general management.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE TRANSITIONED OUR BUSINESS FROM MINING TO NEW CLEAN ENERGY BUSINESS, WHICH INVOLVED SIGNIFICANT TRANSITION AND INTEGRATION RISK

We have disposed our mining business sector in the past year, and currently we are developing our new clean energy solar business. This change involves significant transition and integration risks, both because we are required to end our participation in mining operations and wind down our existing relationships prior to our being able to participate in a new energy business and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new business) in connection with these changes. The significant transition and integration risks include:

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

We expected to generate revenue from PV business in the first quarter of 2014. However, our limited operating history makes the prediction of future results of operations difficult, and in addition, we cannot assure that the existing management model is suitable for the EPC project development.

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

WE ACT AS THE GENERAL CONTRACTOR FOR OUR CUSTOMERS IN CONNECTION WITH THE INSTALLATION OF OUR SOLAR POWER SYSTEMS AND ARE SUBJECT TO RISKS ASSOCIATED WITH CONSTRUCTION, BONDING, COST OVERRUNS, DELAYS AND OTHER CONTINGENCIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

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

Usually, the local government bears the financial subsidy. If the local finance is too tight to offer the subsidy, the change of incentive policy may be the only choice. Though we don’t think the national incentive policy shall be significant changed in the near future, the local financial subsidy policy adjustment could have a material effect on our business directly.

The scope of the government incentives for solar power depends, to a large extent, on political and policy developments in China related to environmental, economic or other concerns, which could lead to a significant reduction in or a discontinuation of the support for renewable energy sources.

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

We mainly focus on the local solar PV downstream market. Our competitors include Xiaan Huanghe Photovoltaic Technology Co., Ltd, Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co., Ltd etc. Most of them have a stronger market position than ours, more sophisticated technologies greater resources and better name recognition than we do.

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

However, as of September 5, 2012, the Securities and Exchange Commission officially notified us of termination of the investigation against us that began in April 2011. We expect that our common stock would resume trading after review of our Form 211 Application by Financial Industry Regulatory Authority (“FINRA”).

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

In addition to the “penny stock” rules promulgated by the SEC, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker- dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

Corporate Headquarters

Our corporate headquarters, consisting of 554 square meters, are located at Seventeenth Floor, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, 710075. Our telephone number is (86)29- 88331685 and our fax number is (86)29-88332335. We have renewed the leasing contract for our headquarters in January, 2013, at a rental rate of $12,301(RMB 75,000) per year.

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

We have land use rights (certificate No. (2006) 3240001), in a 5.7 square kilometer parcel in Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province. We currently lease a portion of this parcel to Huanghe for the development and operation of a theme park. The lease expires on December 31, 2029. The photograph below shows an overview of our land in Huanghe Bay.

The solar PV parcel

We have invested $280,178 to Huanghe Bay Project for the construction of solar PV system as of December 31, 2013, located in the Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province.

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

Holders

As of December 31, 2013, we had 3,353 record holders of our common stock.

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

Overview

We have transitioned our business from mining to clean new energy , and mainly focus on the solar photovoltaic, or “PV”, downstream market at the present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. Though the solar PV business did not generate revenue in 2013, our Huanghe Bay Project was expected to begin the operation in 2014. In the near future, we plan to gradually increase the resources devoted to marketing.

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining &New Energy Co., Ltd (“Shaanxi Changjiang”), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.43% as of December 31, 2013), and Wang Sheng Li, a director and shareholder of the Company (holding 11.52% as of December 31, 2013), to sell Shaanxi Changjiang’s entire 60% interest in Shaanxi East Mining Co., Ltd., (“East Mining” and formerly referred to as “Dongfang Mining”) for a total consideration of $885,696(RMB5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained a 30% equity in this transaction.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The Land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $ 1.2 million (RMB7,500,000).

The following is a summary of the book value of our land use rights as of December 31, 2013:

Cost	$20,993,030
Less: Accumulated amortization	4,117,985
Land use rights, net	$16,875,045

The amortization expense for the year ended December 31, 2013 and December 31, 2012 was $414,416 and $407,262, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,325,983 as at December 31, 2013, which includes net income of $2,318,261 for the year ended December 31, 2013. The Company’s operations used cash of $1,207,425 in 2013.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2013 and December 31, 2012

Sales revenue

We generated total revenue of $1,211,397 from continuing operations for the year ended December 31, 2013, compared with the revenue of $1,188,119 for the year ended December 31, 2012. The fluctuation was due to the appreciation of RMB against USD, as there was no change for the RMB 7,500,000 annual rent for the year ended December 31, 2013 and 2012.

Operating Expenses

Total operating expenses from continuing operations for the year ended December 31, 2013 increased to $772,442 from comparable figure of $619,184 for the year ended December 31, 2012 ($676,094 before stripping subsidiary). The increase was partially due to an increase in the administrative expense, which increased to $320,075 from comparable figure of $185,952, due to more professional fee and entertainment expenses occurred in 2013. The amortization expense for the year ended December 31, 2013 remained stable, as no addition or disposal occurred for Land use rights and the small amount disposed fixed assets had limited effect on the total amortization expense.

Income before taxes and non-controlling interests from continuing operations for the year ended December 31, 2013 was $625,042 as compared to an income of $658,618 for year ended December 31, 2012($601,242 before stripping subsidiary). The slight decrease for our operating results was partial attributable to the increased administrative expense for the year ended December 31, 2013.

Income (loss) on discontinued operations

Income on discontinued operations was $1,693,219 for the year ended December 31, 2013, compared to a loss of $43,111 for the year ended December 31, 2012. The significant change was due to the gain on disposal of mines of $2,294,386 for the year ended December 31, 2013.

East Mining transferred its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd with a consideration of $2,422,794 (RMB 15,000,000). The transaction was completed and the outstanding amount was settled as of December 31, 2013. The gain on disposal of mines consists of the considerations and the total of $128,408 for the related business tax and the surcharges.

The following table showed the detail of Income (loss) on East Mining.

	For the year ended December 31, 2013 $	For the year ended December 31, 2012 $

Sales revenue	-	-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses(income)
Administrative expenses	74,407	55,424
Gain on disposal of asset	(2,294,386)	-
Depreciation	1,427	1,486
Total operating expenses (income)	(2,218,552)	56,911
Income from operations	2,218,552	(56,910)
Other Income (Expenses)
Interest income	41,027	291
Interest expenses	(1,752)	(150)
Allowance for long term investment	-	(607)
Total Other Income (Expense)	39,275	(466)
Income(Loss) before tax	2,257,827	(57,376)
Income tax expense (benefit)	564,608	(14,265)
Net Income (loss)	1,693,219	(43,111)

Net Income

We achieved a net income of $2,318,261 for both continuing and discontinued operations for the year ended December 31, 2013, compared to a net income of $615,507 for the year ended December 31, 2012. The significant increase was primarily due to the gain from disposing our mines business in 2013, which was included in the item of income (loss) on discontinued operations.

Comprehensive Income

Our comprehensive income for both continuing and discontinued operations for the year ended December 31, 2013 was $2,755,837 compared with comprehensive income of $646,757 for the year ended December 31, 2012. The comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $13,893,639 as of December 31, 2013, or approximately 9%, from $12,728,536 as of December 31, 2012. The significant increase was primarily due to our net income of $2,318,261 generated for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $797,379 for the year ended December 31, 2013 was primarily attributable to its outstanding account receivable from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd of $1,230,133 (RMB 7,500,000) occurred in 2013 The adjustments to reconcile our net income to net cash flow mainly include depreciation and amortization expense of $ 447,372, notes payable written off of $434,137, an increase in operating liability of $138,442, a decrease in other current assets and prepayment of $42,493, the allowance for long term investment of $190,536, and net cash used in discontinued operations of $576,994.

The net cash used in discontinued operations of $576,994 was mainly due to the decrease of $323,039 in advance from customers for the year ended December 31, 2013.

Cash Flows From Investing Activities

Net cash used in investing activities of $1,419,679 for continuing operations for the year ended December 31, 2013 was incurred mainly from the increased borrowing of $1,355,597 to our related parties.

Investing activities for discontinued operations provided net cash of $569,210 in which cash of $2,422,794 was received for disposal of mines and cash of $1,829,036 was borrowed to East Mining’s related parties.

As a result, the Company used total cash of $850,469 by investing activities for the year ended December 31, 2013, compared to total cash of $396,066 provided in investing activities for the year ended December 31, 2012.

Cash Flows From Financing Activities

Net cash of $18,116 used in financing activities for the year ended December 31, 2013, compared to net cash of $532,376 provided for the year ended December 31, 2012. The continuing operations provided cash of $80,543 and the discontinued operations used cash of $98,659 for the year ended December 31, 2013.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

Our continuing operations and discontinued operations provided loans of $1,355,597 and $1,829,036 respectively to our related parties for the year ended December 31, 2013.

Our continuing operations received cash of $87,558 from our related parties and returned cash of $ 7,015 to our shareholders for the year ended December 31, 2013.

Our current assets decreased by $2,683,168 and total assets decreased by $145,066 respectively, which resulted in our sharply decreased cash on hand for the year ended December 31, 2013.

We have cash of $159,866 and $1,763,381 as of December 31, 2013 and 2012 respectively. The significant decrease of cash balance was due to the following collection in 2013:

The subsidiary of East Mining was disposed at the end of 2013 with an offset to amounts due to the transferees.

We provided cash of $1,295,740(RMB 7,900,000) to our related party, Shaanxi Du Kang Liquor Group Co., Ltd for the year ended December 31, 2013.

We did not receive any cash for our business for the year ended December 31, 2013.

However, we believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2013.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms Li Ping (our Chief Financial Officer and who has the same name with our Director Ms Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huitong World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd. Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd, Shaanxi Changjiang electricity & new energy Co., Ltd, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd, Shaanxi Changfa Industrial Co., LTD, Shaanxi Tangrenjie Advertising Media Co., Ltd and Zhongke Aerospace , Shaanxi East Mining Co., Ltd, & Agriculture Development Stock Co., Ltd.

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

Foreign currency translation gain or loss is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation gain recorded for the years ended December 31, 2013 and 2012 were $437,576 and $31,250 respectively. The equity accounts were stated at their historical rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

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

During the recent fiscal years ending December 31, 2011, December 31, 2012 and December 31,2013, and through the date of this Annual Report, we have not consulted MaloneBailey regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2013.

POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY

Chen Wei Dong	43	President, Chief Executive Officer and Chairman of the Board

Zhang Hong Jun	46	Director

Wang Sheng Li	46	Director

Li Ping	51	Chief Financial Officer

Li Ping	39	Director

Tian Hai Long	40	Director

Chen Min	38	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2013 none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2013 we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2013, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involve for the past ten years in any of the events listed in item 401(f) of Regulation S-K. No family relationships exist between any of our executive officers and directors.

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

Audit Committee

We did not have an audit committee at December 31, 2013, and we are in the process of developing one.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no reports required to be filed by Section 16(a) of the Exchange Act were untimely during fiscal 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The following table and the accompanying notes provide detailed information for each of the last two fiscal years ended 2013 and 2012 concerning cash and non-cash compensation paid or accrued to our named executive officers.

Summary Compensation Table — Fiscal Years Ended December 31, 2013 and 2012

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chen Weidong	2012	108,737	-	-	-	-	-	-	108,737
(Chairman of Board and CEO)	2013	109,834	-	-	-	-	-	-	109,834

Li Ping	2012	11,194	-	-	-	-	-	-	11,194
(Chief Financial Officer)	2013	11,306	-	-	-	-	-	-	11,306
____________
(1)	Compensation paid in RMB has been converted at the rate of $1USD = 6.1912RMB.

Director Compensation

In 2013, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2013, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan

We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2013 for:

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

The number of shares and percentages of beneficial ownership set forth below are based on 64,629,559 shares of common stock outstanding as of December 31, 2013, which gives effect to our 1-for-10 reverse split of our common stock and the conversion of all outstanding shares of Series C Preferred Stock into 609 million shares of common stock.

Name and Address of Beneficial Owner(1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	0.95%
Zhang Hong Jun	35,174,152	54.43%
Wang Sheng Li	7,442,558	11.52%
Li Ping	6,079,408	9.41%
Tian Hai Long	6,079,408	9.41%
Chen Min	5,470,859	8.47%
Li Ping	0	0%
Officers and Directors as a Group (7 people)	60,854,934	94.19%
______________
(1)	The address for each beneficial owner is Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES TRANSACTIONS.

Loans from/to Related Parties

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; (iii) Ms Li Ping (our Chief Financial Officer and who has the same name with our Director Ms Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huiton World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd. Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd, Shaanxi Changjiang electricity & new energy Co., Ltd, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd, Shaanxi Changfa Industrial Co., LTD, Shaanxi Tangrenjie Advertising Media Co., Ltd and Zhongke Aerospace, Shaanxi East Mining Co., Ltd & Agriculture Development Stock Co., Ltd.

§ As of December 31, 2013, the related parties owed the Company $5,486,628, for advances made on an unsecured basis, repayable on demand, as follows:

	December 31, 2013	December 31, 2012	Interest

Du Kang Liquor Development Co., Ltd.	$820,089	795,482	bear interest in the benchmark lending rate over the same period.
Shaanxi Du Kang Liquor Group Co., Ltd.	$1,337,388	-
Zhongke Aerospace & Agriculture Development Stock Co., Ltd.	$463,350	449,447	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd.	2,460,267	1,193,222	interest free
Shaanxi Changfa Industrial Co., Ltd.	$377,241	365,922	interest free
Mr. Chen Weidong	$-	45,876	interest free
Shaanxi East Mining Co., Ltd.	22,962	-	interest free
Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.	$5,331	13,125	interest free
Total	5,486,628	2,863,074

The balance of $1,337,388 represents the loan to the related parties Du Kang Liquor Development Co., Ltd, which are unsecured, repayable on demand. These loans bear interest in the benchmark lending rate over the same period.

The balance of $2,460,267 from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd was the receivable of rent for land use right as of December 31, 2013.

The remaining balances of $1,688,973 are the loans to the related parties, which are interest free, unsecured and repayable on demand..

As of December 31, 2013, the Company owed an aggregate of $3,418,321 to three stockholders, for a loan made on an unsecured basis, repayable on demand and interest free, as follows.

	December 31, 2013	December 31, 2012

Due to Wang Sheng Li	$1,809,755	2,192,966
Due to Zhang Hong Jun	995,096	1,394,798
Due to Chen Min	$613,470	599,143
	3,418,321	4,186,907

We transferred 30% equity of East Mining to Mr. Zhang Hong Jun, with a consideration of $442,848 (RMB 2,700,000), on December 25, 2013. The balance of $995,096 as of December 31, 2013 was the result after offsetting the due from amount of $442,848.

We transferred 30% equity of East Mining to Mr. Wang Sheng Li, with a consideration of $442,848 (RMB 2,700,000), on December 25, 2013. The balance of $1,809,755 as of December 31, 2013 was the result after offsetting the due from amount of $442,848.

The Company owed the following companies an aggregate of $3,473,437, as of December 31, 2013, which is interest free, unsecured and repayable on demand.

	December 31, 2013	December 31, 2012

Due to Huitong World Property Superintendent Company	$410,044	$397,741
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,148,124	1,113,674
Due to Shaanxi Changjiang Electricity & New Energy Co., Ltd	$203,525	292,876
Due to Du Kang Liquor Development Co., Ltd	$-	-
Shaanxi East Mining Co., Ltd	$1,700,901	-
Due to Baishui Du Kang Brand Management Co., Ltd	$9,841	9,546
Due to Shaanxi Xidenghui Technology Co. Ltd.	$1,002	970
Due to Shaanxi Dukang Liquor Group Co., Ltd	$-	44,054
Total	$3,473,437	1,858,861

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

The following table represents the aggregate fees billed for professional audit services rendered to MaloneBailey for the audit of our financial statements for the year ended December 31, 2013 and 2012.

	For the year ended December 31, 2013	For the year ended December 31, 2012

Audit Fees (1)	$45,000	$45,000
Audit-Related Fees (3)		-
Tax Fees (4)		-
All Other Fees (5)		-
Total Accounting Fees and Services	$45,000	$45,000
______________
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this 10K:

(a)(1)	Consolidated Financial Statements: The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2)	Financial Statement Schedule: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits Required by Item 601 of Regulation S-K:

Number	Exhibit Description	Footnote Reference

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-K for 2011)	(2)

3.2	Bylaws (filed as Exhibit 3.2 to the Form 10-K for 2011)	(2)

10.1	Plan of Exchange dated May 30, 2007 by and among North American Gaming and Entertainment Company, and SHAANXI CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG YOU XIAN GONG SI (filed as Exhibit 10.1 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.2	Lock Up Agreement among North American Gaming and Entertainment Company, E H. Hawes Trust, E. H. Hawes, II, Richard P. Crane and Daryl Case (filed as Exhibit 10.2 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.3	Lock-up Agreement (filed as Exhibit 10.3 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.4	Mining Exploration Certificate (filed as Exhibit 10.4 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.5	Land Use Right (filed as Exhibit 10.5 the Company’s Form 8-K filed on February 6, 2008)	(1)

10.6	Lease Agreement	(1)

10.7	Transfer Contract for the Guojialing - Jiaoshanzhai Lead & Zinc Exploration rights in Xunyng County, Shaanxi Province dated June 1, 2012 with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights (filed as Exhibit 10.7 to the Form 10-K for 2011)	(2)

14	Code of Ethics (filed as Exhibit 14 to the Form 10-K for 2011)	(2)

21	Subsidiaries (filed as Exhibit 21 to this Form 10-K)	*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________
*	Filed herewith.

(1)	Incorporated by reference from the Information Statement on Form 8-K of North American Gaming and Entertainment Company filed with the Securities and Exchange Commission on February 6, 2008.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2011 of the Company filed with the Securities and Exchange Commission on February 26, 2013.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China Changjiang Mining &New Energy Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Co., Ltd. and its subsidiaries (collectively, the "Company") as of December 31, 2013 and 2012, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Changjiang Mining & New Energy Co., Ltd. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 28, 2014

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$159,866	$1,763,381
Restricted Cash	-	1,113,674
Deferred tax assets	-	14,326
Other current assets and prepayments (Note 3)	155,564	107,217
Total Current Assets	315,430	2,998,598

Property, plant and equipment, net (Note 4)	378,625	102,280
Constructing in progress	-	280,178
Land use rights, net (Note 5)	16,875,045	16,775,962
Long-term investment (Note 6)	132,229	312,931
Due from related parties (Note 7)	5,486,628	2,863,074
TOTAL ASSETS	$23,187,957	$23,333,023

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD

CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	December 31,	December 31,
	2013	2012

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities (Note 8)	353,494	705,132
Notes payable - related parties (Note 9)	-	434,137
Advance from customer	-	1,431,867
Total Current Liabilities	353,494	2,571,136

Non-current liabilities
Due to related parties (Note 10)	3,473,437	1,858,861
Due to shareholders (Note 11)	3,418,321	4,186,907
Payable on acquisition of a subsidiary	2,049,066	1,987,583
Total Long-term Liabilities	8,940,824	8,033,351

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value,10,000,000 shares authorized, no shares outstanding as of December 31, 2013 and 2012	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2013 and 2012)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,316,682	13,916,844
Retained earnings	(3,325,983)	(4,946,453)
Non-controlling interests	1,096,769	1,389,550
Accumulated other comprehensive income	2,649,134	2,211,558
TOTAL SHAREHOLDERS’ EQUITY	13,893,639	12,728,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,187,957	$23,333,023

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012

Sales revenue - related party (Note 12)	$1,211,397	$1,188,119
Cost of revenue	67,838	66,535
Gross Profitc	1,143,559	1,121,584
Operating expenses(income)
Administrative expenses	320,075	185,952
Depreciation	37,951	25,970
Amortization	414,416	407,262
Total operating expenses	772,442	619,184
Income from operations	371,117	502,400
Other Income (Expenses)
Interest income	13,840	169,150
Interest expenses	(1,015)	(140)
Gain on written off of Notes payable	434,137	-
Allowance for long term investment	(183,429)	-
Other expenses	(9,608)	(12,792)
Total Other Income (Expense)	253,925	156,218
Income(Loss) before tax	625,042	658,618
Income tax expense (Note 13)	-	-
Income on continuing operations	625,042	658,618
Income(loss) on discontinued operations(Note 14)	1,693,219	(43,111)
Net Income	$2,318,261	$615,507

Net income attributable to :
Non-controlling interests	697,791	(2,377)
Common Stockholders	1,620,470	617,884

Other comprehensive income/(loss)
Foreign currency translation adjustments	437,576	31,250
Total Comprehensive Income	$2,755,837	$646,757

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	0.04	0.01
Diluted	0.04	0.01

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	Common Stock		Treasury Stock		Additional	Non-	Accumulated Other		Total
	No. of		No. of		Paid-in	Controlling	Comprehensive	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Interest	Income	Earnings	Equity

Balance as of December 31, 2011	64,629,559	646,295	17,572,494	(489,258)	13,916,844	617,334	2,180,308	(5,564,337)	11,307,186
Apportionment of loss to non-controlling interest						(2,377)		2,377	-
Net income for the year ended December 31, 2012								615,507	615,507
Equity investment						774,593			774,593
Foreign currency translation gain (loss)							31,250		31,250
Balance as of December 31, 2012	64,629,559	646,295	17,572,494	(489,258)	13,916,844	1,389,550	2,211,558	(4,946,453)	12,728,536
Apportionment of loss to non-controlling interest	-	-			-	697,791	-	(697,791)	-
Net income for the year ended December 31, 2013								2,318,261	2,318,261
Discontinued a subsidiary					(600,162)	(990,572)			(1,590,734)
Foreign currency translation gain (loss)	-	-			-	-	437,576	-	437,576
Balance as of December 31, 2013	64,629,559	646,295	17,572,494	(489,258)	13,316,682	1,096,769	2,649,134	(3,325,983)	13,893,639

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	For the Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,318,261	$615,507

Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	(1,693,219)	43,111
Depreciation and amortization	447,372	433,210
Notes payable written off	(434,137)	-
Allowance for long term investment	190,536	-
Changes in operating assets and liabilities:
Due from Huanghe Bay	(1,230,133)	(1,193,222)
Other current assets and prepayments	42,493	544,417
Other payables and accrued liabilities	138,442	245,186
CASH PROVIDED (USED IN) BY CONTINUING OPERARATIONS	(220,385)	688,209
CASH PROVIDED (USED IN) BY DISCONTINUED OPERARATIONS	(576,994)	99,880
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES	(797,379)	788,089
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(64,082)	(157,597)
Proceeds from disposal of mines	-	-
Due from related parties	(1,355,597)	557,623
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - CONTINUING OPERATIONS	(1,419,679)	400,026
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	569,210	(3,960)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(850,469)	396,066
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from minority interest investment	-	774,593
Proceeds from (Repayment to) related parties	87,558	(240,633)
Proceeds from (Repayment to) shareholders	(7,015)	(7,921)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS	80,543	526,039
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	(98,659)	6,337
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18,116)	532,376
Effect of exchange rate changes on cash and cash equivalents	62,449	25,918

NET INCREASE (DECREASE) IN CASH	(1,603,515)	1,742,449
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,763,381	$20,932
CASH AND CASH EQUIVALENTS AT END OF YEAR	$159,866	$1,763,381

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in restricted cash related to advance from customer	$-	$1,113,674
Equity transfer consideration offsetted with due to shareholders	885,696	-

See accompanying notes to the consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On February 5, 2007, Shaanxi Changjiang entered into an agreement with a third party to acquire 40% of the equity interest in East Mining Company Limited ("East Mining") for $3,117,267 in cash. East Mining is engaged in exploration for lead, zinc and gold for mining in Xunyan County, Shaanxi Province, PRC.

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

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its common control person, Mr. Zhang Hong Jun and one of the shareholders, Mr. Wang Sheng Li with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity of East Mining in this transaction.

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

China Changjiang, Wah Bon, Shaanxi Pacific and Shaanxi Changjiang are hereafter referred to collectively as "the Company".

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

The accompanying consolidated financial statements as of December 31, 2013 and 2012 consolidate the financial statements of China Changjiang and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Shaanxi Pacific, 97.2% owned subsidiary Shaanxi Changjiang. The minority interests represent the minority shareholders' 2.8% shares of the results of Shaanxi Changjiang.

(c)	Business combinations and consolidated financial statements

The acquisition on March 22, 2007, which Shaanxi Changjiang entered into an agreement with the majority stockholder of Shaanxi Changjiang to exchange its 92.93% interest in Huanghe for 20% equity interest in East Mining owned by this related party; the acquisition on August 15, 2007, which 97.2% of the stockholders of Shaanxi Changjiang entered into a definitive agreement with Shaanxi Pacific and the stockholders of Shaanxi Pacific pursuant to which they disposed their ownership in Shaanxi Changjiang to Shaanxi Pacific for 98% of ownership in Shaanxi Pacific; The acquisition on September 2, 2007, in which Wah Bon acquired 100% ownership of Shaanxi Pacific at a consideration of $128,205 in cash; and the stripping off of East Mining on December 25, 2013 were all accounted for as a reorganization of entities under common control.

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

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2013 and 2012.

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

It is management’s opinion that as of December 31, 2013, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

(n)	Foreign Currency Translation

The Group maintains its consolidated financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of "Wah Bon" is Hong Kong dollar (“HKD”), and the functional currency of "Shaanxi Pacific", "Shaanxi Changjiang" and "East Mining" are the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	2013.12.31	2012.12.31
Period end US$ : RMB exchange rate	6.0969	6.2855
Average periodic US$ : RMB exchange rate	6.1912	6.3125

USD to HKD

	2013.12.31	2012.12.31
Period end US$ : UHK exchange rate	7.7555	7.7522
Average periodic US$ : UHK exchange rate	7.7542	7.7986

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

3.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $155,564 mainly represent the small amount advances to the employees.

4.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2013	December 31, 2012
Cost
Motor vehicles	$257,699	$258,271
EPC equipment	321,063	-
Office equipment	21,958	67,741
Total	600,720	326,012

Accumulated depreciation	(222,095)	(223,732)

Property, plant and equipment, net	$378,625	$102,280

Depreciation expenses for the years ended December 31, 2013 and 2012 were $37,951 and $25,970 respectively.

5.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2013	December 31, 2012

Cost of Land use right	$20,993,030	$20,363,122
Accumulated Amortization of Land use right	(4,117,985)	(3,587,160)
Intangible Asset, net	$16,875,045	$16,775,962

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $414,416 and $407,262 for the years ended December 31, 2013, and 2012, respectively.

6.	LONG TERM INVESTMENT

The balance of $132,229 represents the net value of long term investment to Shaanxi Changjiang electricity & new energy Co., Ltd. The Company is holding 20% equity of this associated company from 2008, with an investment cost of $315,658(RMB2,000,000). Impairment of $183,429 was provided for the year ended December 31,2013.

7.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $5,486,628 due from related parties represents the loan owned from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	December 31, 2013	December 31, 2012	Interest

Du Kang Liquor Development Co., Ltd	$820,089	795,482
Shaanxi Du Kang Liquor Group Co., Ltd	$1,337,388	-	bear interest in the benchmark lending rate over the same period.
Zhongke Aerospace & Agriculture Development Stock Co., Ltd	$463,350	449,447	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	2,460,267	1,193,222	interest free
Shaanxi Changfa Industrial Co., LTD	$377,241	365,922	interest free
Mr. Chen Weidong	$-	45,876	interest free
Shaanxi East Mining Co., Ltd	22,962	-	interest free
Shaanxi Changjiang Zhongxiayou Investment Co., Ltd	$5,331	13,125	interest free
Total	5,486,628	2,863,074

The balance of $45,876 as of December 31, 2012 was the advance to our CEO for the Company's business.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2013	December 31, 2012

Tax payable	$206,681	$510,173
Salary and welfare payable	321	24,734
Other payable	146,492	170,225
	$353,494	$705,132

9.	NOTES PAYABLE

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

As the holder of notes was compensated from the proceeds of notes receivable in 2009. The notes payable of $434,137 was written off for the year ended December 31,2013.

10.	DUE TO RELATED PARTIES

The balance of $3,473,437 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after December 31, 2013.

Due to related parties consists of the following.

	December 31, 2013	December 31, 2012

Due to Huitong World Property Superintendent Company	$410,044	$397,741
Due to Zhongke Lvxiang Development Stock Co., Ltd	$1,148,124	1,113,674
Due to Shaanxi Changjiang electricity & new energy Co., Ltd	$203,525	292,876
Due to Du Kang Liquor Development Co., Ltd	$-	-
Shaanxi East Mining Co., Ltd	$1,700,901	-
Due to Baishui Du Kang Brand Management Co., Ltd	$9,841	9,546
Due to Shaanxi Xidenghui Technology Co. Ltd.	$1,002	970
Due to Shaanxi Dukang Liquor Group Co., Ltd	$-	44,054
Total	$3,473,437	1,858,861

11.	DUE TO SHAREHOLDERS

The balance of $3,418,321 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after December 31, 2013.

Due to shareholders consists of the following.

	December 31, 2013	December 31, 2012

Due to Wang Sheng Li	$1,809,755	2,192,966
Due to Zhang Hong Jun	995,096	1,394,798
Due to Chen Min	$613,470	599,143
	3,418,321	4,186,907

The Company transferred 30% equity of East Mining to Mr. Zhang Hong Jun, with a consideration of $442,848 (RMB2,700,000),on December 30,2013. The balance of $995,096 as of December 31, 2013 represents the result after offsetting the due from amount of $442,848.

The Company transferred 30% equity of East Mining to Mr. Wang Sheng Li, with a consideration of $442,848 (RMB2,700,000),on December 30,2013. The balance of $1,809,755 as of December 31, 2013 represents the result after offsetting the due from amount of $442,848.

The transfer of East Mining is a transaction between entities under common control. No gain or loss is recognized for the transaction.

12.	SALES REVENUE

The Company entered into a lease and complementary agreements with the related company Huanghe dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1,211,397 (equivalent to RMB 7,500,000).

13.	INCOME TAX

China Changjiang is incorporated in the United States and has not incurred net operating income as for income tax purposes for the years ended December 31, 2013 and 2012. The Company’s other subsidiaries and discontinued operations are subject to income tax described below.

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

Shaanxi Pacific, Shaanxi Changjiang and East Mining (discontinued operations) are incorporated in the PRC and subject to the above new EIT. Both Shaanxi Pacific and Shaanxi Changjiang are subject to effective income tax rate of 0% for the year ended December 31, 2013 and 2012. Shaanxi Pacific did not incur any operating income for the years ended December 31, 2013 and 2012. Shaanxi Changjiang had net taxable operating losses of approximately $22,640,132 carried forward for 2013. The discontinued operation is subject to effective income tax rate of 25% for the year ended December 2013 and 2012.

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

The provision for taxes on earnings consisted of:

		For the year ended December 31, 2013 $	For the year ended December 31, 2012 $
PRC Enterprise Income Tax	Continuing operations	-	-
	Discontinued operations	564,608	(14,265)
United States Federal Income Tax	Continuing operations	-	-
	Discontinued operations	-	-
Income tax expense (benefit),net	Continuing operations	-	-
	Discontinued operations	564,608	(14,265)

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

		For the year ended December 31, 2013 $	For the year ended December 31, 2012 $
Current income tax expense	Continuing operations	-	-
	Discontinued operations	564,608	-
Deferred income tax benefit	Continuing operations	-	-
	Discontinued operations	-	(14,265)
Income tax expense (benefit),net	Continuing operations	-	-
	Discontinued operations	564,608	(14,265)

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate for continuing operations:

	For the year ended December 31, 2013	For the year ended December 31, 2012
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-25%	-25%
Effective income tax rate	0%	0%

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate for discontinued operations.

	For the year ended December 31, 2013	For the year ended December 31, 2012
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	0%	0%
Effective income tax rate	25%	25%

As of December 31, 2013, the Company had net taxable operating losses of approximately $22,418,146 carried forward for the future years. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. Although the Company turned loss into profits for the year ended December 31, 2011, 2012 and 2013, the Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $5,604,537 was recorded.

Components of the Company’s net deferred tax assets for continuing operations are set forth below:

	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carry-forward	$5,604,537	$5,660,033
Total of Deferred tax assets	$5,604,537	$5,660,033
Less: valuation allowance	$(5,604,537)	$(5,645,768)
Net deferred assets	$-	$14,265

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

14.	DISCONTINUED OPERATIONS

On December 30 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, with a consideration of $885,696(RMB5,400,000). Each of the acquirers obtained 30% equity in this transaction. The transfer of East Mining is a transaction between entities under common control. No gain or loss is recognized for the transaction

The following table summarized the financial position of East Mining as of the date of sale.

	Balance as of December 30, 2013 $		Balance as of December 30, 2013 $

Cash on hand	271	Due to shareholders	8,201
Cash in bank	24,274	Wages Payable	25,178
Other receivable	1,636,503	Tax Payable	953,965
Due From Related Party	1,881,186	Other payable	9,629
Due from shareholders	49,205	Due To Related Party	121,373
Inventories, Net	213	Invested capital	1,476,160
Fixed Asset, Net	3,124	Retained earnings	1,000,270
Total Assets	3,594,776	Total Liabilities & Shareholders' Equity	3,594,776

East Mining consummated the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purpose with a consideration of $2,422,794 (RMB 15,000,000). The transaction was completed and the outstanding amount was settled as of December 31, 2013. The gain of $2,294,386 on disposal of mines consists of the considerations and the total of $128,408 for the related business tax and the surcharges.

Discontinued operations for the years ended December 31, 2013 and 2012 are summarized as follows.

	For the year ended December 31, 2013 $	For the year ended December 31, 2012 $

Sales revenue	-	-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses(income)
Administrative expenses	74,407	55,424
Gain on disposal of asset	(2,294,386)	-
Depreciation	1,427	1,486
Total operating expenses (income)	(2,218,552)	56,911
Income from operations	2,218,552	(56,910)
Other Income (Expenses)
Interest income	41,027	291
Interest expenses	(1,752)	(150)
Allowance for long term investment	-	(607)
Total Other Income (Expense)	39,275	(466)
Income(Loss) before tax	2,257,827	(57,376)
Income tax expense (benefit)	564,608	(14,265)
Net Income (loss)	1,693,219	(43,111)

15.	RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd, a company with the same controlling person as the Company, and generated rent revenue of $1,211,397 for the year ended December 31, 2013.

16.	SEGMENT INFORMATION

The Company originally operated in two reportable segments, Land use right leasing, and solar PV energy. The solar PV energy business did not generated revenue for the year ended December 31, 2013 and 2012. Summarized information by business segment for the year ended December 31, 2013 and 2012 is as follows.

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenue
Land use right leasing	$1,211,397	$1,188,119
Solar PV energy	-	-
Cost of revenue
Land use right leasing	67,838	66,535
Solar PV energy	-	-
Gross Profits
Land use right leasing	1,143,559	1,121,584
Solar PV energy	-

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: March 28, 2014	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: March 28, 2014	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman	March 28, 2014
of Board of Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	March 28, 2014

/s/ Zhang Hong Jun	Director	March 28, 2014

/s/ Wang Sheng Li	Director	March 28, 2014

/s/ Tian Hai Long	Director	March 28, 2014

/s/ Chen Min	Director	March 28, 2014

/s/ Li Ping	Director	March 28, 2014