Form 10-Q
period 2014-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2014-05-15
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at March 31, 2014.

At March 31, 2014, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.
For the Three Months Ended March 31, 2014

 TABLE OF CONTENTS

PART I

ITEM 1,	FINANCIAL STATEMENTS	3

ITEM 2,	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4

ITEM 3,	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4,	CONTROLS AND PROCEDURES	10

PART II

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At March 31, 2014 and December 31, 2013
For the Three Months Ended March 31, 2014 and 2013

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	F-1 - F-2

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-11

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$139,538	$159,866
Other current assets and prepayments (Note 2)	162,698	155,564
Total Current Assets	302,236	315,430

Property, plant and equipment, net (Note 3)	361,271	378,625
Land use rights, net (Note 4)	16,619,610	16,875,045
Long-term investment (Note 5)	132,238	132,229
Due from related parties (Note 6)	5,701,105	5,486,628
TOTAL ASSETS	$23,116,460	$23,187,957

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013 (Continued)
(Stated in US Dollars)

	March 31,	December 31,
	2014	2013
LIABILITIES & SHAREHOLDERS’ EQUITY	(Unaudited)	(Audited)
Current Liabilities
Other payables and accrued liabilities (Note 7)	$367,956	$353,494
Total Current Liabilities	367,956	353,494

Non-current liabilities
Due to related parties (Note 8)	3,450,399	3,473,437
Due to shareholders (Note 9)	3,388,870	3,418,321
Payable on acquisition of a subsidiary	2,030,681	2,049,066
Total Long-term Liabilities	8,869,950	8,940,824

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of March 31, 2014 and December 31, 2013)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of March 31, 2014 and December 31, 2013)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,316,682	13,316,682
Retained earnings	(3,212,486)	(3,325,983)
Non-controlling interests	1,093,711	1,096,769
Accumulated other comprehensive income	2,523,610	2,649,134
TOTAL SHAREHOLDERS’ EQUITY	13,878,554	13,893,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,116,460	$23,187,957

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Stated in US Dollars)

	For the Three Months Ended March 31,
	2014	2013
	Unaudited	Unaudited

Sales revenue - related party (Note 10)	$306,147	$298,700
Cost of revenue	17,144	16,727
Gross Profit	289,003	281,973

Operating expenses(income)
Administrative expenses	59,742	100,376
Depreciation	14,019	6,254
Amortization	104,492	101,950
Total operating expenses	178,253	208,580

Income from operations	110,750	73,393

Other Income (Expenses)
Interest income	24	10,724
Interest expenses	(335)	(333)
Other expenses	-	(7,534)
Total Other Income (Expense)	(311)	2,857

Income(Loss) before tax	110,439	76,250
Income tax expense (benefit) (Note 11)	-	-
Income on continuing operations	110,439	76,250

Income(loss) on discontinued operations (Note 12)	-	1,670,963

Net Income	$110,439	$1,747,213

Net income attributable to:
Non-controlling interests	(3,058)	699,908
Common Stockholders	113,497	1,047,305

Other comprehensive income/(loss)
Foreign currency translation adjustments	(125,524)	37,276
Total Comprehensive Income	$(15,085)	$1,784,489

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.02
Diluted	0.00	0.02

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,439	$1,747,213
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,670,963)
Depreciation and amortization	118,511	108,205
Changes in operating assets and liabilities:
Due from Huanghe Bay	(306,147)	(299,096)
Other current assets and prepayments	(8,568)	32,794
Other payables and accrued liabilities	15,983	(12,564)
CASH USED IN CONTINUING OPERARATIONS	(69,782)	(94,411)
CASH USED IN DISCONTINUED OPERARATIONS	-	(15,311)
NET CASH USED IN OPERATING ACTIVITIES	(69,782)	(109,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(1,004)
Due from related parties	41,253	(58,610)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - CONTINUING OPERATIONS	41,253	(59,614)
CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	(201,162)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41,253	(260,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Repayment to) related parties	8,164	(150,885)
Proceeds from shareholders	1,226	-
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS	9,390	(150,885)
CASH PROVIDED BY FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	111,515
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,390	(39,370)
Effect of exchange rate changes on cash and cash equivalents	(1,189)	(25,582)

NET DECREASE IN CASH	(20,328)	(435,450)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	$159,866	$1,763,381
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$139,538	$1,327,931

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in restricted cash related to disposal of assets	$-	$957,106
Changes in advance from customers related to disposal of assets	-	$(1,435,659)

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31,2013. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2014 are not indicative of the results that may be expected for the full year ending December 31, 2014.

(a)	Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	March 31, 2014	December 31, 2013
Period end USD : RMB exchange rate	6.1521	6.0969
Average periodic USD : RMB exchange rate	6.1245	6.1912

USD to HKD

	March 31, 2014	December 31, 2013
Period end USD : HKD exchange rate	7.7559	7.7555
Average periodic USD : HKD exchange rate	7.7560	7.7542

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

(c)	Discontinued operations

As of March 31,2014, the Company completed the sale of Shaanxi East Mining Co., Ltd (“East Mining”). In accordance with FASB ASC 360-10-Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 12 for additional information regarding discontinued operations.

2.	OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $162,698 mainly represent the small amount of advances to the employees.

3.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31, 2014	December 31, 2013

Cost	$-	$-
Motor vehicles	255,387	257,699
Office equipment	21,761	21,958
EPC projects equipment	318,182	321,063
Total	597,330	600,720

Accumulated depreciation	(234,058)	(222,095)

Property, plant & equipment, net	361,271	378,625

The EPC projects equipment of $318,182 was the installed solar photovoltaic power generation equipment located in Huanghe Bay, Qiachuan County, Shaanxi Province, PRC.

4.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	March 31, 2014	December 31, 2013

Cost of Land use right	$20,804,669	$20,993,030
Accumulated Amortization of Land use right	(4,185,059)	(4,117,985)
Intangible Asset, net	$16,619,610	$16,875,045

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $104,492 and $101,950 for the three months ended March 31, 2014, and 2013, respectively.

5.	LONG TERM INVESTMENT

The balance of $132,238 represents the net value of long term investment to Shaanxi Changjiang electricity & new energy Co., Ltd. The Company is holding 20% equity of this associated company from 2008, with an investment cost of $325,092(RMB 2,000,000).

6.	DUE FROM RELATED PARTIES – NON CURRENT

The balance of $5,701,105 due from related parties represents the loan owed from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following:

	March 31, 2014	December 31, 2013	Interest

Du Kang Liquor Development Co., Ltd	$812,731	820,089	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$1,267,708	1,337,388	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd	$459,193	463,350	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$2,742,966	2,460,267	interest free
Shaanxi Changfa Industrial Co., LTD	$373,856	377,241	interest free
Shaanxi Du Kang Wine Trading Co., Ltd	16,612	-	interest free
Shaanxi East Mining Co., Ltd	$22,756	22,962	interest free
Shaanxi Changjiang Zhongxiayou Investment Co., Ltd	$5,283	5,331	interest free
Total	5,701,105	5,486,628

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

The following is a summary of other payables and accrued liabilities:

	March 31, 2014	December 31, 2013

Tax payable	$221,869	$206,681
Salary and welfare payable	586	321
Other payable	145,501	146,492
	$367,956	$353,494

8.	DUE TO RELATED PARTIES

The balance of $3,450,399 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after March 31, 2014.

Due to related parties consists of the following.

	March 31, 2014	December 31, 2013

Huiton World Property Superintendent Company	$406,365	410,044
Zhongke Lvxiang Development Stock Co., Ltd	$1,137,823	1,148,124
Shaanxi Changjiang Electricity & New Energy Co., Ltd	$201,699	203,525
Shaanxi East Mining Co., Ltd	1,693,767	1,700,901
Baishui Du Kang Brand Management Co., Ltd	$9,753	9,841
Shaanxi Xidenghui Technology Co., Ltd	$992	1,002
Total	$3,450,399	3,473,437

9.	DUE TO SHAREHOLDERS

The balance of $3,388,870 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after March 31, 2014.

Due to shareholders consists of the following:

	March 31, 2014	December 31, 2013

Due to Wang Shengli	$1,793,516	1,809,755
Due to Zhang Hongjun	986,168	995,096
Due to Chen Min	$609,186	613,470
	3,388,870	3,418,321

10.	SALES REVENUE – RELATED PARTY

The Company entered into a lease and complementary agreements with the related company Shaanxi Huanghe Bay Springs Lake Theme Park Ltd (“Huanghe”) dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). The rent revenue of $306,147 was recognized for the three months ended March 31, 2014, compared with the rent revenue of $298,700 for the three months ended March 31, 2013.

11.	INCOME TAX

The provision for taxes on earnings consisted of:

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
		$		$
PRC Enterprise Income Tax	Continuing operations		-		-
	Discontinued operations		-		576,115
United States Federal Income Tax	Continuing operations		-		-
	Discontinued operations		-		-
Income tax expense (benefit),net	Continuing operations		-		-
	Discontinued operations		-		576,115

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
		$		$
Current income tax expense	Continuing operations		-		-
	Discontinued operations		-		576,115
Deferred income tax benefit	Continuing operations		-		-
	Discontinued operations		-		-
Income tax expense (benefit), net	Continuing operations		-		-
	Discontinued operations		-		576,115

12.	DISCONTINUED OPERATIONS

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

East Mining completed the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purpose with a consideration of $2,389,601 (RMB 15,000,000) as of March 31, 2013. The gain of $2,262,952 on disposal of mines consists of the cash consideration less the total of $126,649 for the related business tax and the surcharges.

Pursuant to accounting rules for discontinuing operations, The Company has classified 2013 and prior reporting periods to present the activity related to the East Ming as a discontinued operation for the three months ended March 31, 2013 are summarized as follows.

For the three months ended March 31, 2013
$
Sales revenue	-
Cost of revenue	-
Gross Profit	-
Operating expenses(income)
Administrative expenses	15,449
Gain on disposal of asset	(2,262,952)
Depreciation	472
Total Operating Expense (Income)	(2,247,031)
Income from operations	2,247,031
Other Income (Expenses)
Interest income	143
Interest expenses	(96)
Allowance for long term investment	-
Total Other Income	47
Income before tax	2,247,078
Income tax expense)	576,115
Net Income	1,670,963

13.	RELATED PARTY TRANSACTIONS - REVENUE

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $306,147 for the three months ended March 31, 2014.

14.	SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. The solar PV energy business did not generated revenue for the reporting periods. Summarized information by business segment for the three months ended March 31, 2014 and 2013 is as follows.

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenue
Land use right leasing	$306,147	$298,700
Solar PV energy	-	-
Cost of revenue
Land use right leasing	17,144	16,727
Solar PV energy	-	-
Gross Profits
Land use right leasing	289,003	281,973
Solar PV energy	-	-

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

The following discussion and analysis should be read in conjunction with our March 31, 2014 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2013.

Overview

The Financial Industry Regulatory Authority confirmed in its letter that our stock was cleared for an unpriced quotation on the OTC Bulletin Board and in OTC Link on April 17, 2014. Meanwhile, we must supplement our filling with the Form 211 if we decide to enter a priced quotation (bid or offer) in any quotation medium.

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

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $ 1.2 million (RMB 7,500,000).

The following is a summary of the book value of our land use rights as of March 31, 2014:

Cost	$20,804,669
Less: Accumulated amortization	(4,185,059)
Land use rights, net	$16,619,610

Amortization expenses were approximately $104,492 and $101,950 for the three months ended March 31, 2014, and 2013, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,212,486 as of March 31, 2014, which includes net income for common stockholders of $113,497 for the three months ended March 31, 2014. The Company’s operations used cash of $69,782 for the three months ended March 31, 2014.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Sales revenue

We generated total revenue of $306,147 from continuing operations for the three months ended March 31, 2014, compared with the revenue of $298,700 for the three months ended March 31, 2013. The revenue was the rent of land use rights for both of the periods and was a related party transaction.

Operating Expenses

Total operating expense from continuing operations for the three months ended March 31, 2014 was $178,253 compared with operating expense of $208,580 from continuing operations for the three months ended March 31, 2013. Administrative expense decreased by $40,634 for the first quarter of 2014, which was mainly due to the extra entertainment expense of $33,165 occurred for the first quarter of 2013. The amortization expense for the three months ended March 31, 2014 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended March 31, 2014 increased by $7,765 or 124%, compared with the same period of 2013, as the additional EPC project equipment of $318,182 began its depreciation in July, 2013.

Income before taxes from continuing operations for the three months ended March 31, 2014 was $110,439, compared to an income of $76,250 for the three months ended March 31, 2013.

Net Income from continuing operations

We achieved a net income of $110,439 from continuing operations for the three months ended March 31, 2014, compared to a net income of $76,250 from continuing operations ($1,747,213 for both continuing and discontinued operations) for the three months ended March 31, 2013. The slight increase was primarily due to the decrease of $40,634 in administrative expenses for the three months ended March 31, 2014.

Income (loss) on discontinued operations

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

East Mining completed the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purpose with a consideration of $2,389,601 (RMB 15,000,000) as of March 31, 2013. The gain of $2,262,952 on disposal of mines consists of the cash consideration less the total of $126,649 for the related business tax and the surcharges.

The following table showed the detail of Income (loss) on East Mining.

For the three months ended March 31, 2013 $
Sales revenue	-
Cost of revenue	-
Gross Profit	-
Operating expenses(income)
Administrative expenses	15,449
Gain on disposal of asset	(2,262,952)
Depreciation	472
Total Operating Expense (Income)	(2,247,031)
Income from operations	2,247,031
Other Income (Expenses)
Interest income	143
Interest expenses	(96)
Allowance for long term investment	-
Total Other Income	47
Income before tax	2,247,078
Income tax expense	576,115
Net Income	1,670,963

Comprehensive Income

Our comprehensive loss for continuing operations for the three months ended March 31, 2014 was $15,085, while comprehensive income for both continuing and discontinued operations for the three months ended March 31, 2013 was $1,784,489. The comprehensive income (loss) for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity decreased to $13,878,554 as of March 31, 2014, from $13,893,639 as of December 31, 2013. The slight decrease was primarily due to the other comprehensive loss (foreign currency translation loss) of $125,524 occurred, though a net income of $110,439 generated, for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

With regard to the continuing operations, net cash used in operating activities of $69,782 for the three months ended March 31, 2014, decreased by $24,629 or 26%, compared with net cash used in continuing operations valued $94,411 for the three months ended March 31, 2013. The decrease of net cash used was primarily attributable to increased net income of $34,189 for the three months ended March 31, 2014. The adjustments to reconcile our net income to net cash flow include increased receivable of $306,147 from Huanghe Bay, depreciation expense of $14,019, amortization of $104,492 for land use rights, an increase in operating assets of $8,568 and an increase in operating liability of $15,983.

There was no discontinued operation for the three months ended March 31, 2014 while a net cash of $15,311 was used in discontinued operations for the three months ended March 31, 2013.

Cash Flows From Investing Activities

Net cash provided by investing activities of $41,253 for continuing operations for the three months ended March 31, 2014 was the result of the proceeds from related parties.

There was no discontinued operation for the three months ended March 31, 2014, while a net cash of $201,162 was used in discontinued operations for the three months ended March 31, 2013.

Cash Flows From Financing Activities

Net cash of $9,390 provided by financing activities for continuing operations for the three months ended March 31, 2014 resulted from the proceeds from related parties and shareholders

There was no discontinued operation for the three months ended March 31, 2014, while a net cash of $111,515 was provided by discontinued operations for the three months ended March 31, 2013.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We were returned loans of $41,253 from our related parties for the three months ended March 31, 2014.

We received cash of $9,390 from our related parties and shareholders for the three months ended March 31, 2014.

Our current assets decreased by $13,194 and total assets decreased by $71,497 respectively.

We have cash of $139,538 and $159,866 as of March 31, 2014 and December 31, 2013 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the three months ended March 31, 2014.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Shengli (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms. Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huiton World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd., Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd., Shaanxi Changjiang electricity & new energy Co., Ltd, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd , Shaanxi East Mining Co., Ltd, Zhongke Aerospace & Agriculture Development Stock Co., Ltd, and Shaanxi Du Kang Wine Trading Co., Ltd.

Shaanxi Du Kang Wine Trading Co., Ltd has no transaction with the Company until the quarter ended March 31, 2014.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of March 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2014, the Financial Industry Regulatory Authority confirmed in its letter that the Company’s stock was cleared for an unpriced quotation on the OTC Bulletin Board and in OTC Link.

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

None.

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: May 14, 2014	By	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: May 14, 2014	By	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)