Form 10-Q
period 2014-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2014-08-13
CIK 29952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $484,321 at August 13, 2014.

At August 13, 2014, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.
For the Six Months Ended June 30, 2014

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4.	CONTROLS AND PROCEDURES	11

PART II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL REPORT

At June 30, 2014 and December 31, 2013
For the Six Months Ended June 30, 2014 and 2013

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	F-1 - F-2

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-11

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$119,046	$159,866
Other current assets and prepayments (Note 3)	164,062	155,564
Total Current Assets	283,108	315,430

Property, plant and equipment, net (Note 4)	347,366	378,625
Land use rights, net (Note 5)	16,513,707	16,875,045
Long-term investment (Note 6)	132,236	132,229
Due from related parties (Note 7)	5,988,585	5,486,628
TOTAL ASSETS	$23,265,002	$23,187,957

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013 (Continued)
(Stated in US Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities (Note 8)	386,200	353,494
Total Current Liabilities	386,200	353,494

Non-current liabilities
Due to related parties (Note 9)	3,454,882	3,473,437
Due to shareholders (Note 10)	3,388,500	3,418,321
Payable on acquisition of a subsidiary	2,030,450	2,049,066
Total Long-term Liabilities	8,873,832	8,940,824

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2013 and June 30, 2014)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2013 and June 30, 2014)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,316,682	13,316,682
Retained earnings	(3,081,775)	(3,325,983)
Non-controlling interests	1,091,578	1,096,769
Accumulated other comprehensive income	2,521,448	2,649,134
TOTAL SHAREHOLDERS’ EQUITY	14,004,970	13,893,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,265,002	$23,187,957

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Stated in US Dollars)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Sales revenue - related party (Note 11)	$306,113	303,023	$612,260	601,723
Cost of revenue	17,143	16,970	34,287	33,697
Gross Profit	288,970	286,053	577,973	568,026
Operating expenses(income)
Administrative expenses	41,777	87,520	101,519	187,896
Depreciation	13,927	6,345	27,946	12,599
Amortization	104,480	103,426	208,972	205,376
Total operating expenses	160,184	197,291	338,437	405,871
Income from operations	128,786	88,762	239,536	162,155
Other Income (Expenses)
Interest income	23	2,157	47	12,881
Interest expenses	(231)	(353)	(566)	(686)
Other expenses	-	(54)	-	(7,588)
Total Other Income (Expense)	(208)	1,750	(519)	4,607
Income before tax	128,578	90,512	239,017	166,762
Income tax expense (benefit) (Note 12)		-	-	-
Income on continuing operations	128,578	90,512	239,017	166,762
Income(loss) on discontinued operations (Note 13)	-	33,304	-	1,704,267
Net Income	128,578	123,816	$239,017	1,871,029

Net income attributable to:
Non-controlling interests	(2,133)	13,491	(5,191)	713,399
Common Stockholders	130,711	110,325	244,208	1,157,630

Other comprehensive income/(loss)
Foreign currency translation adjustments	(2,162)	207,120	(127,686)	244,396
Total Comprehensive Income	$126,416	330,936	$111,331	2,115,425

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00	0.00	0.03
Diluted	0.00	0.00	0.00	0.03

See accompanying notes to the unaudited consolidated financial statement

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	For the Six Months Ended June 30,
	2014	2013
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239,017	$1,871,029
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,704,266)
Depreciation and amortization	236,918	217,975
Changes in operating assets and liabilities:
Due from Huanghe Bay	(612,260)	(606,924)
Other current assets and prepayments	(9,957)	(31,117)
Other payables and accrued liabilities	36,082	32,273
CASH USED IN CONTINUING OPERARATIONS	(110,200)	(221,030)
CASH USED IN DISCONTINUED OPERARATIONS	-	(1,210,543)
NET CASH USED IN OPERATING ACTIVITIES	(110,200)	(1,431,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(63,549)
Due from related parties	57,937	(1,129,498)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - CONTINUING OPERATIONS	57,937	(1,193,047)
CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	1,168,108
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	57,937	(24,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	13,062	59,429
Proceeds from shareholders	1,241	-
CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	14,303	59,429
CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(72,338)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,303	(12,909)
Effect of exchange rate changes on cash and cash equivalents	(2,860)	59,684

NET INCREASE (DECREASE) IN CASH	(40,820)	(1,409,737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$159,866	$1,763,381
CASH AND CASH EQUIVALENTS AT END OF YEAR	$119,046	$353,644

Supplementary Disclosures for Cash Flow Information:
Interest expense paid	-	-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statements for the six-month period ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2014 are not indicative of the results that may be expected for the full year ending December 31, 2014.

(a) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	June 30, 2014	December 31, 2013
Period end USD : RMB exchange rate	6.1528	6.0969
Average periodic USD : RMB exchange rate	6.1249	6.1912

USD to HKD

	June 30, 2014	December 31, 2013
Period end USD : HKD exchange rate	7.8260	7.7555
Average periodic USD : HKD exchange rate	7.7531	7.7542

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

(c) Discontinued operations

As of June 30, 2014, the Company completed the sale of Shaanxi East Mining Co., Ltd (“East Mining”). In accordance with FASB ASC 360-10-Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 13 for additional information regarding discontinued operations.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassification had no impact on net earnings and financial position.

3. OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $164,062 mainly represent the small amount of advances to the employees.

4. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30, 2014	December 31, 2013
Cost	$-	$-
Motor vehicles	255,358	257,699
Office equipment	21,758	21,958
EPC projects equipment	318,146	321,063
Total	595,262	600,720

Accumulated depreciation	(247,896)	(222,095)

Property, plant & equipment, net	347,366	378,625

The EPC projects equipment of $318,146 was the installed solar photovoltaic power generation equipment located in Huanghe Bay, Qiachuan County, Shaanxi Province, PRC.

5. INTANGIBLE ASSET

The following is a summary of intangible asset:

	June 30, 2014	December 31, 2013
Cost of Land use right	$20,802,302	$20,993,030
Accumulated Amortization of Land use right	(4,288,595)	(4,117,985)
Intangible Asset, net	$16,513,707	$16,875,045

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $208,972 and $205,376 for the six months ended June 30, 2014, and 2013, respectively.

6. LONG TERM INVESTMENT

The balance of $132,236 represents the net value of long term investment to Shaanxi Changjiang electricity & new energy Co., Ltd. The Company is holding 20% equity of this associated company from 2008, with an investment cost of $325,055(RMB 2,000,000). Impairment of $192,819 was provided for the year ended December 31, 2013.

7. DUE FROM RELATED PARTIES – NON CURRENT

The balance of $5,988,585 due from related parties represents the loan owed from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following:

	June 30, 2014	December 31, 2013	Interest
Du Kang Liquor Development Co., Ltd	$812,638	820,089	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$1,267,564	1,337,388	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd	$459,141	463,350	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$3,047,393	2,460,267	interest free
Shaanxi Changfa Industrial Co., LTD	$373,814	377,241	interest free
Shaanxi East Mining Co., Ltd	$22,754	22,962	interest free
Shaanxi Changjiang Zhongxiayou Investment Co., Ltd	$5,281	5,331	interest free
Total	5,988,585	5,486,628

8. OTHER PAYABLES AND ACCRUED LIABILITIES

The following is a summary of other payables and accrued liabilities:

	June 30, 2014	December 31, 2013
Tax payable	$238,907	$206,681
Salary and welfare payable	585	321
Other payable	146,708	146,492
	$386,200	$353,494

9. DUE TO RELATED PARTIES

The balance of $3,454,882 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after June 30, 2014.

Due to related parties consists of the following.

	June 30, 2014	December 31, 2013
Huiton World Property Superintendent Company	$406,319	410,044
Zhongke Lvxiang Development Stock Co., Ltd	$1,137,693	1,148,124
Shaanxi Changjiang Electricity & New Energy Co., Ltd	$201,676	203,525
Shaanxi East Mining Co., Ltd	1,698,450	1,700,901
Baishui Du Kang Brand Management Co., Ltd	$9,752	9,841
Shaanxi Xidenghui Technology Co., Ltd	$992	1,002
Total	$3,454,882	3,473,437

10. DUE TO SHAREHOLDERS

The balance of $3,388,500 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after June 30, 2014.

Due to shareholders consists of the following:

	June 30, 2014	December 31, 2013
Due to Wang Shengli	$1,793,312	1,809,755
Due to Zhang Hongjun	986,056	995,096
Due to Chen Min	$609,132	613,470
	3,388,500	3,418,321

11. SALES REVENUE – RELATED PARTY

The Company entered into a lease and complementary agreements with the related company Shaanxi Huanghe Bay Springs Lake Theme Park Ltd (“Huanghe”) dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). The rent revenues of $612,260 and $306,113 were recognized for the six and three months ended June 30, 2014, compared with the rent revenues of $601,723 and $303,023 for the six and three months ended June 30, 2013.

12. INCOME TAX

The provision for taxes on earnings consisted of:

		For the three months ended June 30,				For the six months ended June 30,
		2014		2013		2014		2013
		$		$		$		$
PRC Enterprise Income Tax	Continuing operations		-		-		-		-
	Discontinued operations		-		11,261		-		587,376
United States Federal Income Tax	Continuing operations		-		-		-		-
	Discontinued operations		-		-		-		-
Income tax expense, net	Continuing operations		-		-		-		-
	Discontinued operations		-		11,261		-		587,376

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

		For the three months ended June 30,				For the six months ended June 30,
		2014		2013		2014		2013
		$		$		$		$
Current income tax expense	Continuing operations		-		-		-		-
	Discontinued operations		-		11,261		-		587,376
Deferred income tax benefit	Continuing operations		-		-		-		-
	Discontinued operations		-		-		-		-
Income tax expense, net	Continuing operations		-		-		-		-
	Discontinued operations		-		11,261		-		587,376

The Company did not have income tax expense due to the use of net loss carry over from prior years.

13. DISCONTINUED OPERATIONS

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, with a consideration of $885,696 (RMB5,400,000). Each of the acquirers obtained 30% equity in this transaction. The transfer of East Mining is a transaction between entities under common control. No gain or loss is recognized for the transaction.

East Mining completed the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purpose with a consideration of $2,406,893 (RMB 15,000,000) as of June 30, 2013. The gain of $2,279,328 on disposal of mines consists of the cash consideration less the total of $127,565 for the related business tax and the surcharges.

Pursuant to accounting rules for discontinuing operations, The Company has classified 2013 and prior reporting periods to present the activity related to the East Ming as a discontinued operation. Discontinued operations for the three and six months ended June 30, 2013 are summarized as follows.

	For three months ended June 30, 2013	For six months ended June 30, 2013
	$	$
Sales revenue	-	-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses(income)
Administrative expenses	3,740	19,189
Gain on disposal of asset	(16,376)	(2,279,328)
Depreciation	460	932
Total Operating Income	(12,176)	(2,259,207)
Income from operations	12,176	2,259,207
Other Income (Expenses)
Interest income	32,437	32,580
Interest expenses	(48)	(144)
Allowance for long term investment	-	-
Total Other Income	32,389	32,436
Income before tax	44,565	2,291,643
Income tax expense	11,261	587,376
Net Income	33,304	1,704,267

14. RELATED PARTY TRANSACTIONS - REVENUE

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $306,133 and $612,260 for the three and six months ended June 30, 2014.

15. SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. The solar PV energy business did not generated revenue for the reporting periods. Summarized information by business segment for the three and six months ended June 30, 2014 and 2013 is as follows.

	For three months ended June 30,				For six months ended June 30,
	2014		2013		2014		2013
Revenue	$		$		$		$
Land use right leasing		306,113		303,023		612,260		601,723
Solar PV energy		-		-		-		-
Cost of revenue
Land use right leasing		17,143		16,970		34,287		33,697
Solar PV energy		-		-		-		-
Gross Profits
Land use right leasing		288,970		286,053		577,973		568,026
Solar PV energy		-		-		-		-

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

The following discussion and analysis should be read in conjunction with our June 30, 2014 unaudited consolidated financial statements and related notes thereto included in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2013.

Overview

The Financial Industry Regulatory Authority confirmed in its letter that our stock was cleared for an unpriced quotation on the OTC Bulletin Board and in OTC Link on April 17, 2014. Meanwhile, we must supplement our filling with the Form 211 if we decide to enter a priced quotation (bid or offer) in any quotation medium.

We have transitioned our business from mining to clean new energy in the middle of 2012, and mainly focused on the solar PV downstream market at the present stage. Though the solar PV business did not generate revenue for the six months ended June 30, 2014, our Huanghe Bay Project was expected to begin the operation during the second half year of 2014. In the near future, we plan to gradually increase the resources devoted to marketing.

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

The following is a summary of the book value of our land use rights as of June 30, 2014:

Cost	$20,802,302
Less: Accumulated amortization	(4,288,595)
Land use rights, net	$16,513,707

Amortization expenses were approximately $208,972 and $205,376 for the six months ended June 30, 2014, and 2013, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,081,775 as of June 30, 2014, which includes net income for common stockholders of $244,208 for the six months ended June 30, 2014. The Company’s operations used cash of $110,200 for the six months ended June 30, 2014.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013 for continuing operations

Sales revenue

We generated total revenue of $306,113 from continuing operations for the three months ended June 30, 2014, compared with the revenue of $303,023 for the three months ended June 30, 2013. The revenue was the rent of land use rights for both of the periods and was a related party transaction.

Operating Expenses

Total operating expense from continuing operations for the three months ended June 30, 2014 was $160,184 compared with operating expense of $197,291 from continuing operations for the three months ended June 30, 2013. Administrative expense decreased by $45,743 for the second quarter of 2014, which was mainly due to the lesser professional fee occurred for the second quarter of 2014. The amortization expense for the three months ended June 30, 2014 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended June 30, 2014 increased by $7,582 or 119%, compared with the same period of 2013, as the additional EPC project equipment of $318,146 began its depreciation in July, 2013.

Income before taxes from continuing operations for the three months ended June 30, 2014 was $128,578, compared to an income of $90,512 for the three months ended June 30, 2013.

Net Income from continuing operations

We achieved a net income of $128,578 from continuing operations for the three months ended June 30, 2014, compared to a net income of $90,512 from continuing operations ($123,816 for both continuing and discontinued operations) for the three months ended June 30, 2013. The increase was primarily due to the decrease of $45,743 in administrative expenses for the three months ended June 30, 2014.

Comprehensive Income

Our comprehensive income for continuing operations for the three months ended June 30, 2014 was $126,416, while comprehensive income for both continuing and discontinued operations for the three months ended June 30, 2013 was $330,936. The comprehensive income (loss) for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013 for continuing operations

Sales revenue

We generated total revenue of $612,260 from continuing operations for the six months ended June 30, 2014, compared with the revenue of $601,723 for the six months ended June 30, 2013. The revenue was the rent of land use rights for both of the periods and was a related party transaction.

Operating Expenses

Total operating expense from continuing operations for the six months ended June 30, 2014 was $338,437 compared with operating expense of $405,871 from continuing operations for the six months ended June 30, 2013. Administrative expense decreased by $86,377 for the first half year of 2014, which was mainly due to the lesser professional fee and entertainment expenses occurred for the first half year of 2014. The amortization expense for the six months ended June 30, 2014 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the six months ended June 30, 2014 increased by $15,347 or 122%, compared with the same period of 2013, as the additional EPC project equipment of $318,146 began its depreciation in July, 2013.

Income before taxes from continuing operations for the six months ended June 30, 2014 was $239,017, compared to an income of $166,762 for the six months ended June 30, 2013.

Net Income from continuing operations

We achieved a net income of $239,017 from continuing operations for the six months ended June 30, 2014, compared to a net income of $166,762 from continuing operations ($1,871,029 for both continuing and discontinued operations) for the six months ended June 30, 2013. The increase was primarily due to the decrease of $86,377 in administrative expenses for the six months ended June 30, 2014.

Comprehensive Income

Our comprehensive income for continuing operations for the six months ended June 30, 2014 was $111,331, while comprehensive income for both continuing and discontinued operations for the six months ended June 30, 2013 was $2,115,425. The comprehensive income (loss) for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

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

East Mining completed the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purpose with a consideration of $2,406,893 (RMB 15,000,000) as of June 30, 2013. The gain of $2,279,328 on disposal of mines consists of the cash consideration less the total of $127,565 for the related business tax and the surcharges.

The following table showed the detail of Income (loss) on East Mining.

	For three months ended June 30, 2013	For six months ended June 30, 2013
	$	$
Sales revenue	-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses(income)
Administrative expenses	3,740	19,189
Gain on disposal of asset	(16,376)	(2,279,328)
Depreciation	460	932
Total Operating Expense (Income)	(12,176)	(2,259,207)
Income from operations	12,176	2,259,207
Other Income (Expenses)
Interest income	32,437	32,580
Interest expenses	(48)	(144)
Allowance for long term investment		-
Total Other Income	32,389	32,436
Income before tax	44,565	2,291,643
Income tax expense	11,261	587,376
Net Income	33,304	1,704,267

Stockholders’ Equity

Stockholders' equity increased to $14,004,970 as of June 30, 2014, from $13,893,639 as of December 31, 2013. The slight increase was primarily due to the net income of $239,017 generated, though the other comprehensive loss (foreign currency translation loss) of $127,686 occurred, for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

With regard to the continuing operations, net cash used in operating activities of $110,200 for the six months ended June 30, 2014, decreased by $110,830 or 50%, compared with net cash used in continuing operations of $221,030 for the six months ended June 30, 2013. The decrease of net cash used was primarily attributable to increased net income of $72,255 for the six months ended June 30, 2014. The adjustments to reconcile our net income to net cash flow include increased receivable of $612,260 from Huanghe Bay, depreciation expense of $27,946, amortization of $208,972 for land use rights, an increase in operating assets of $9,957 and an increase in operating liability of $36,082.

There was no discontinued operation for the six months ended June 30, 2014 while a net cash of $1,210,543, was used in discontinued operations for the six months ended June 30, 2013.

Cash Flows From Investing Activities

Net cash provided by investing activities of $57,937 for continuing operations for the six months ended June 30, 2014 was the result of the proceeds from related parties.

There was no discontinued operation for the six months ended June 30, 2014, while a net cash of $1,168,108 was provided in discontinued operations for the six months ended June 30, 2013.

Cash Flows From Financing Activities

Net cash of $14,303 provided by financing activities for continuing operations for the six months ended June 30, 2014 resulted from the proceeds from related parties and shareholders

There was no discontinued operation for the six months ended June 30, 2014, while a net cash of $72,338 was used by discontinued operations for the six months ended June 30, 2013.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We were returned loans of $57,937 from our related parties for the six months ended June 30, 2014.

We received cash of $14,303 from our related parties and shareholders for the six months ended June 30, 2014.

Our current assets decreased by $32,322 and total assets increased by $77,045 respectively.

We have cash of $119,046 and $159,866 as of June 30, 2014 and December 31, 2013 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2014.

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

Shaanxi Du Kang Wine Trading Co., Ltd has no transaction with the Company until the quarter ended March 31, 2014, and completed the transaction during the second quarter of 2014.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: August 13, 2014	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President

Date: August 13, 2014	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)