Form 10-Q
period 2014-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2014-11-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 14, 2014, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

 TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	MINE SAFETY DISCLOSURES	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	12

SIGNATURES		14

EX-31.1 (CERTIFICATION)

EX-31.2 (CERTIFICATION)

EX-32.1 (CERTIFICATION)

EX-32.2 (CERTIFICATION)

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	F-1 - F-2

Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-12

3

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Stated in US Dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents(Note 3)	$95,569	$159,866
Other current assets and prepayments(Note 4)	84,877	155,564
Total Current Assets	180,446	315,430

Property, plant and equipment, net(Note 5)	333,469	378,625
Land use rights, net(Note 6)	16,408,096	16,875,045
Long-term investment(Note 7)	132,236	132,229
Due from related parties(Note 8)	6,280,523	5,486,628
TOTAL ASSETS	$23,334,770	$23,187,957

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (Continued)

(Stated in US Dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities(Note 9)	$401,979	$353,494
Total Current Liabilities	401,979	353,494

Non-current liabilities
Due to related parties(Note 10)	3,463,158	3,473,437
Due to shareholders(Note 11)	3,388,182	3,418,321
Payable on acquisition of a subsidiary	2,030,252	2,049,066
Total Long-term Liabilities	8,881,592	8,940,824

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value,10,000,000 shares authorized, no shares outstanding as of December 31, 2013 and September 30, 2014)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2013 and September 30, 2014)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	13,316,682	13,316,682
Retained earnings	(3,031,892)	(3,325,983)
Non-controlling interests	1,088,542	1,096,769
Accumulated other comprehensive income	2,520,830	2,649,134
TOTAL SHAREHOLDERS’ EQUITY	14,051,199	13,893,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,334,770	$23,187,957

 See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Stated in US Dollars)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Sales revenue - related party	$303,014	$303,091	$915,274	$904,814
Cost of revenue	16,968	16,973	51,255	50,670
Gross Profit	286,046	286,118	864,019	854,144
Operating expenses(income)
Administrative expenses	77,680	60,277	179,199	248,173
Bad debt expense	46,374	-	46,374	-
Depreciation	13,785	11,367	41,731	23,966
Amortization	103,423	103,449	312,395	308,825
Total operating expenses	241,262	175,093	579,699	580,964
Income from operations	44,784	111,025	284,320	273,180
Other Income (Expenses)
Interest income	2,325	39	2,372	12,920
Interest expenses	(100)	(169)	(666)	(855)
Other expenses	(163)	(99)	(163)	(7,687)
Total Other Income (Expense)	2,062	(229)	1,543	4,378
Income(Loss) before tax	46,846	110,796	285,863	277,558
Income tax expense (benefit)	-	-	-	-
Income on continuing operations	46,846	110,796	285,863	277,558
Income(loss) on discontinued operations	-	(13,442)	-	1,690,825
Net Income	$46,846	$97,354	285,863	$1,968,383

Net income attributable to:
Non-controlling interests	(3,036)	(8,150)	(8,227)	705,249
Common Stockholders	49,882	105,504	294,090	1,263,134

Other comprehensive income/(loss)
Foreign currency translation adjustments	(618)	72,911	(128,304)	317,307
Total Comprehensive Income	$46,228	$170,265	$157,559	$2,285,690

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00	0.00	0.03
Diluted	0.00	0.00	0.00	0.03

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars)

	For Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,863	$1,968,383

Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,690,825)
Depreciation and amortization	354,126	332,791
Bad debt allowance	46,374	-
Changes in operating assets and liabilities:
Due from Huanghe Bay	(915,274)	(904,814)
Other current assets and prepayments	22,971	22,023
Other payables and accrued liabilities	51,796	103,209
CASH USED IN CONTINUING OPERARATIONS	(154,144)	(169,233)
CASH USED IN DISCONTINUED OPERARATIONS	-	(548,218)
NET CASH USED IN OPERATING ACTIVITIES	(154,144)	(717,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(63,706)
Due from related parties	69,943	(1,080,739)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - CONTINUING OPERATIONS	69,943	(1,144,445)
CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	513,512
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	69,943	(630,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	21,641	27,478

CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	21,641	27,478
CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(72,517)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,641	(45,039)
Effect of exchange rate changes on cash and cash equivalents	(1,737)	30,517

NET DECREASE IN CASH	(64,297)	(1,362,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$159,866	$1,763,381
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,569	$400,475

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2014 are not indicative of the results that may be expected for the full year ending December 31, 2014.

(a) Going Concern

The Company incurred net income of $285, 863 for the nine months ended September 30, 2014 and had an accumulated deficit of approximately $3.03 million as of September 30, 2014. In addition, the Company had a working capital deficit of $221,533 as of September 30, 2014. The Company has cash and cash equivalents balance of $95,569 and net cash used in operating activities amounted to $154,144. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	September 30, 2014	December 31, 2013
Period end USD : RMB exchange rate	$6.1534	$6.0969
Average periodic USD : RMB exchange rate	6.1457	6.1912

USD to HKD

	September 30, 2014	December 31, 2013
Period end USD : HKD exchange rate	$7.7635	$7.7555
Average periodic USD : HKD exchange rate	7.7543	7.7542

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

(c) Earning/Loss per share

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

(d) Discontinued operations

As of September 30, 2014, the Company completed the sale of Shaanxi East Mining Co., Ltd (“East Mining”). In accordance with FASB ASC 360-10-Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 13 for additional information regarding discontinued operations.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

3. CASH AND CASH EQUIVALENTS

Short-term financial instruments of $81,256 (RMB500,000), included in the total cash and cash equivalents balance of $95,569, covers the period from September 10, 2014 to December 10, 2014, with a determined collectible amount.

4. OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $84,877 mainly represent the small amount of advances to the employees.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30, 2014	December 31, 2013
Cost	$-	$-
Motor vehicles	255,333	257,699
Office equipment	21,756	21,958
EPC projects equipment	318,115	321,063
Total	$595,204	$600,720

Accumulated depreciation	(261,735)	(222,095)

Property, plant & equipment, net	$333,469	$378,625

The EPC projects equipment of $318,115 was the installed solar photovoltaic power generation equipment located in Huanghe Bay, Qiachuan County, Shaanxi Province, PRC.

6. INTANGIBLE ASSET

The following is a summary of intangible asset:

	September 30, 2014	December 31, 2013
Cost of Land use right	$20,800,274	$20,993,030
Accumulated Amortization of Land use right	(4,392,178)	(4,117,985)
Intangible Asset, net	$16,408,096	$16,875,045

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $312,395 and $308,825 for the nine months ended September 30, 2014, and 2013, respectively.

7. LONG TERM INVESTMENT

The balance of $132,236 represents the net value of long term investment to Shaanxi Changjiang electricity & new energy Co., Ltd. The Company is holding 20% equity of this associated company from 2008, with an investment cost of $315,658(RMB 2,000,000). Impairment of $183,429 was provided for the year ended December 31, 2013.

8. DUE FROM RELATED PARTIES – NON CURRENT

The balance of $6,280,523 due from related parties represents the loan owed from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following:

	September 30, 2014	December 31, 2013	Interest
Du Kang Liquor Development Co., Ltd	$812,559	$820,089	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd	$1,255,252	$1,337,388	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd	$459,096	$463,350	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd	$3,351,806	$2,460,267	interest free
Shaanxi Changfa Industrial Co., LTD	$373,777	$377,241	interest free
Shaanxi East Mining Co., Ltd	$22,752	$22,962	interest free
Shaanxi Changjiang Zhongxiayou Investment Co., Ltd	$5,281	$5,331	interest free
Total	$6,280,523	$5,486,628

 9. OTHER PAYABLES AND ACCRUED LIABILITIES

The following is a summary of other payables and accrued liabilities:

	September 30, 2014	December 31, 2013
Tax payable	$255,955	$206,681
Salary and welfare payable	585	321
Other payable	145,439	146,492
	$401,979	$353,494

10. DUE TO RELATED PARTIES

The balance of $3,463,158 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after September 30, 2014.

Due to related parties consists of the following.

	September 30, 2014	December 31, 2013
Huiton World Property Superintendent Company	$406,279	$410,044
Zhongke Lvxiang Development Stock Co., Ltd	$1,137,582	$1,148,124
Shaanxi Changjiang Electricity & New Energy Co., Ltd	$201,656	$203,525
Shaanxi East Mining Co., Ltd	1,698,284	$1,700,901
Baishui Du Kang Brand Management Co., Ltd	$9,752	$9,841
Shaanxi Du Kang Wine Trading Co., Ltd	$8,613	$-
Shaanxi Xidenghui Technology Co., Ltd	$992	$1,002

Total	$3,463,158	$3,473,437

11. DUE TO SHAREHOLDERS

The balance of $3,388,182 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after September 30, 2014.

Due to shareholders consists of the following:

	September 30, 2014	December 31, 2013
Due to Wang Shengli	$1,793,137	$1,809,755
Due to Zhang Hongjun	985,959	995,096
Due to Chen Min	$609,086	$613,470
	$3,388,182	$3,418,321

12. SALES REVENUE – RELATED PARTY

The Company entered into a lease and complementary agreements with the related company Shaanxi Huanghe Bay Springs Lake Theme Park Ltd (“Huanghe”) dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). The rent revenues of $915,274 and $303,014 were recognized for the nine and three months ended September 30, 2014, compared with the rent revenues of $904,814 and $303,091 for the nine and three months ended September 30, 2013.

13. INCOME TAX

The provision for taxes on earnings consisted of:

		For the three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013

PRC Enterprise Income Tax	Continuing operations	$-	$-	$-	$-
	Discontinued operations	-	(23,721)	-	563,655
United States Federal Income Tax	Continuing operations	-	-	-	-
	Discontinued operations	-	-	-	-
Income tax expense, net	Continuing operations	-	-	-	-
	Discontinued operations	$-	$(23,721)	$-	$563,655

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

		For the three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013

Current income tax expense	Continuing operations	$-	$-	$-	$-
	Discontinued operations	-	(23,721)	-	563,655
Deferred income tax benefit	Continuing operations	-	-	-	-
	Discontinued operations	-	-	-	-
Income tax expense, net	Continuing operations	-	-	-	-
	Discontinued operations	$-	$(23,721)	$-	$563,655

The Company did not have income tax expense due to the use of net loss carry over from prior years.

14. DISCONTINUED OPERATIONS

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

East Mining completed the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purpose with a consideration of $2,412,836 (RMB 15,000,000) as of September 30, 2013. The gain of $2,284,956 on disposal of mines consists of the cash consideration less the total of $127,880 for the related business tax and the surcharges.

Pursuant to accounting rules for discontinuing operations, the Company has classified 2013 interim periods to present the activity related to the East Ming as a discontinued operation. Discontinued operations for the three and nine months ended September 30, 2013 are summarized as follows.

	For three months ended September 30, 2013	For nine months ended September 30, 2013

Sales revenue	$-	$-
Cost of revenue	-	-
Gross Profit	$-	$-
Operating expenses (income)
Administrative expenses	48,972	68,161
Gain on disposal of asset	(5,628)	(2,284,956)
Depreciation	363	1,295
Total Operating Expenses (Income)	$43,707	$(2,215,500)

Income (Loss) from operations	(43,707)	2,215,500
Other Income (Expenses)
Interest income	7,180	39,760
Interest expenses	(636)	(780)
Allowance for long term investment	-	-
Total Other Income	$6,544	$38,980

Income (Loss) before tax	(37,163)	2,254,480
Income tax expense (benefit)	(23,721)	563,655
Net Income (Loss)	$(13,442)	$1,690,825

15. RELATED PARTY TRANSACTIONS - REVENUE

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company leased the land use right to Huanghe, a company with the same controlling person, and generated rent revenue of $303,014 and $915,274 for the three and nine months ended September 30, 2014.

16. SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. The solar PV energy business did not generated revenue for the reporting periods. Summarized information by business segment for the three and nine months ended September 30, 2014 and 2013 is as follows.

	For three months ended September 30,				For nine months ended September 30,
	2014		2013		2014		2013

Revenue	$		$		$		$-
Land use right leasing		303,014		303,091		915,274	904,814
Solar PV energy		-		-		-	-
Cost of revenue
Land use right leasing		16,968		16,973		51,255	50,670
Solar PV energy		-		-		-	-
Gross Profits
Land use right leasing		286,046		286,118		864,019	854,144
Solar PV energy		-		-		-	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

17. SUBSEQUENT EVENT

The balance of $1,283,843 (RMB7,900,000), which was lent to Shaanxi Du Kang Liquor Group Co., Ltd, a related party of the Company, expired in October 2014, and has been extended to the end of March 2015. This loan bears interest at the benchmark lending rate over the same period (see Note 8).

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

The following discussion and analysis should be read in conjunction with our September 30, 2014 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2013.

Overview

We transitioned our business from mining to clean new energy in the middle of 2012, and are mainly focused on the solar PV downstream market at the present stage. Though our solar PV business did not generate revenue for the nine months ended September 30, 2014, our Huanghe Bay Project was expected to begin the operation at the end of 2014. In the near future, we plan to gradually increase the resources devoted to marketing.

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

The following is a summary of the book value of our land use rights as of September 30, 2014:

Cost	$20,800,274
Less: Accumulated amortization	(4,392,178)
Land use rights, net	$16,408,096

Amortization expenses were approximately $312,395 and $308,825 for the nine months ended September 30, 2014, and 2013, respectively.

The Financial Industry Regulatory Authority confirmed in its letter that our stock was cleared for an unpriced quotation on the OTC Bulletin Board and in OTC Link on April 17, 2014. Meanwhile, we must supplement our filling with the Form 211 if we decide to enter a priced quotation (bid or offer) in any quotation medium.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,031,892 as of September 30, 2014, which includes net income for common stockholders of $294,090 for the nine months ended September 30, 2014. The Company’s operations used cash of $154,144 for the nine months ended September 30, 2014.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013 for continuing operations

Sales revenue

We generated total revenue of $303,014 from continuing operations for the three months ended September 30, 2014, compared with revenue of $303,091 for the three months ended September 30, 2013. The revenue was from rent of land use rights for both of the periods and was a related party transaction.

Operating Expenses

Total operating expense from continuing operations for the three months ended September 30, 2014 was $241,262 compared with operating expense of $175,093 from continuing operations for the three months ended September 30, 2013. Administrative expense increased by $17,403 for the third quarter of 2014, which was mainly due to the rent expense of $39,775 for the current period and previous years recorded in the third quarter of 2014. The amortization expense for the three months ended September 30, 2014 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended September 30, 2014 slightly increased by $2,418 or 21%, compared with the same period of 2013, which was mainly due to the fluctuation of exchange rate.

Income before taxes from continuing operations for the three months ended September 30, 2014 was $46,846, compared to income of $110,796 for the three months ended September 30, 2013.

Net Income from continuing operations

We achieved net income of $46,846 from continuing operations for the three months ended September 30, 2014, compared to net income of $110,796 from continuing operations ($97,354 for both continuing and discontinued operations) for the three months ended September 30, 2013. The decrease in net income was primarily due to bad debt expense of $46,374 written off for the three months ended September 30, 2014.

Comprehensive Income

Our comprehensive income from continuing operations for the three months ended September 30, 2014 was $46,228, while comprehensive income from both continuing and discontinued operations for the three months ended September 30, 2013 was $170,265. The comprehensive income (loss) for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013 for continuing operations

Sales revenue

We generated total revenue of $915,274 from continuing operations for the nine months ended September 30, 2014, compared with revenue of $904,814 for the nine months ended September 30, 2013. The revenue was from the rent of land use rights for both of the periods and was a related party transaction.

Operating Expenses

Total operating expense from continuing operations for the nine months ended September 30, 2014 was $579,699 compared with operating expense of $580,964 from continuing operations for the nine months ended September 30, 2013. Administrative expense decreased by $68,974 for the nine months ended September 30, 2014, which was mainly due to the lower professional fee and entertainment expenses occurred for the nine months ended September 30, 2014, though an additional rent expense of $39,775 was recorded in the third quarter of 2014. The amortization expense for the nine months ended September 30, 2014 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the nine months ended September 30, 2014 increased by $17,765 or 74%, compared with the same period of 2013, as the additional EPC project equipment of $318,115 began its depreciation in July, 2013.

Income before taxes from continuing operations for the nine months ended September 30, 2014 was $285,863, compared to an income of $277,558 for the nine months ended September 30, 2013.

Net Income from continuing operations

We achieved net income of $285,863 from continuing operations for the nine months ended September 30, 2014, compared to net income of $277,558 from continuing operations ($1,968,383 for both continuing and discontinued operations) for the nine months ended September 30, 2013. The increase in net income was primarily due to the decrease of $68,974 in administrative expenses for the nine months ended September 30, 2014.

Comprehensive Income

Our comprehensive income from continuing operations for the nine months ended September 30, 2014 was $157,559, while comprehensive income from both continuing and discontinued operations for the nine months ended September 30, 2013 was $2,285,690. The comprehensive income (loss) for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Income (loss) on discontinued operations

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, for consideration of $885,696(RMB5,400,000). Each of the acquirers obtained 30% equity in this transaction. The transfer of East Mining is a transaction between entities under common control. No gain or loss is recognized for the transaction.

East Mining completed the sale of its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd for business purposes for consideration of $2,412,836 (RMB 15,000,000) as of September 30, 2013. The gain of $2,284,956 on disposal of mines consists of the cash consideration less the total of $127,880 for the related business tax and the surcharges.

The following table showed the detail of Income (loss) on East Mining.

	For three months ended September 30, 2013	For nine months ended September 30, 2013

Sales revenue	$-	$-
Cost of revenue	-	-
Gross Profit	$-	$-
Operating expenses (income)
Administrative expenses	48,972	68,161
Gain on disposal of asset	(5,628)	(2,284,956)
Depreciation	363	1,295
Total Operating Expense (Income)	$43,707	$(2,215,500)
Income (Loss) from operations	(43,707)	2,215,500
Other Income (Expenses)
Interest income	7,180	39,760
Interest expenses	(636)	(780)
Allowance for long term investment	-	-
Total Other Income	$6,544	$38,980
Income (Loss) before tax	(37,163)	2,254,480
Income tax expense (benefit)	(23,721)	563,655
Net Income (Loss)	$(13,442)	$1,690,825

Stockholders’ Equity

Stockholders' equity increased to $14,051,199 as of September 30, 2014, from $13,893,639 as of December 31, 2013. The slight increase was primarily due to the net income of $285,863 generated, although other comprehensive loss (foreign currency translation loss) of $128,304 occurred, for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

With regard to continuing operations, net cash used in operating activities of $154,144 for the nine months ended September 30, 2014, slightly decreased by $15,089 or 9%, compared with net cash used in continuing operations of $169,233 for the nine months ended September 30, 2013.The adjustments to reconcile our net income to net cash flow include increased receivables of $915,274 from Huanghe Bay, depreciation expense of $41,731, amortization of $312,395 for land use rights, a decrease in operating assets of $22,971 and an increase in operating liability of $51,796.

There was no discontinued operation for the nine months ended September 30, 2014 while net cash of $548,218 was used in discontinued operations for the nine months ended September 30, 2013.

Cash Flows From Investing Activities

Net cash provided by investing activities of $69,943 for continuing operations for the nine months ended September 30, 2014 was the result of the proceeds from related parties.

There was no discontinued operation for the nine months ended September 30, 2014, while net cash of $513,512 was provided by discontinued operations for the nine months ended September 30, 2013.

Cash Flows From Financing Activities

Net cash of $21,641 provided by financing activities for continuing operations for the nine months ended September 30, 2014 resulted from the proceeds from related parties.

There was no discontinued operation for the nine months ended September 30, 2014, while net cash of $72,517 was used in discontinued operations for the nine months ended September 30, 2013.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We were returned loans of $69,943 from our related parties for the nine months ended September 30, 2014.

We received cash of $21,641 from our related parties for the nine months ended September 30, 2014.

Our current assets decreased by $134,984 and total assets increased by $146,813 respectively.

We have cash of $95,569 and $159,866 as of September 30, 2014 and December 31, 2013 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the nine months ended September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014. Our disclosure controls were deemed ineffective due to a lack of segregation of duties resulting from the size of the Company, the lack of an audit committee and the limited experience of management in dealing with US GAAP requirements.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the quarter ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: November 14, 2014	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

