Form 10-K
period 2014-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2015-03-30
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock of $0.0900 on June 30, 2014, was $339,716 at June 30, 2014.

At March 30, 2015, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

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

2

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Fiscal Year Ended December 31, 2014

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

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd. to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd (“Shaanxi Changjiang”), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.43% as of December 31, 2013), and Wang Sheng Li, a director and shareholder of the Company (holding 11.52% as of December 31, 2013), to sell Shaanxi Changjiang’s entire 60% interest in Shaanxi East Mining Co., Ltd., (“East Mining” and formerly referred to as “Dongfang Mining”) for a total consideration of $885,696 (RMB5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

Together with Mr. Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company, the Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd (“Changjiang PV”), to develop the new solar energy business in April 2012. Our subsidiary holds a 51% interest in Changjiang PV. We and Mr. Zhang Hong Jun have invested in new energy industry for several years. With close relations with government departments and extensive personal connections, we devoted our major efforts to the solar photovoltaic downstream market after signing the mines disposing agreement in June 2012.

Our subsidiary, Changjiang PV, concentrates on the development and operation of EPC projects. Our first EPC project, the Weinan Hechuan 137KWp solar PV building applications has generated revenue for the year ended December 31, 2014.

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

Pursuant to Articles of Merger filed with the Secretary of the State of the State of Nevada on December 4, 2008 and the Secretary of the State of Delaware on April 2, 2009, North American was merged with and into the Company, with the Company being the surviving entity.

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

On December 30, 2013, we transferred all of the 60% equity of East Mining to our common control person, Mr. Zhang Hong Jun and one of the shareholders, Mr. Wang Sheng Li with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity of East Mining in this transaction.

Shaanxi Changjiang held 20% equity of Shaanxi Changjiang Electricity & New Energy Co., Ltd from 2008, with an investment cost of $315,658 (RMB2, 000,000) and impairment of $183,429 was provided at the year ended December 31, 2013. On December 31, 2014 Shaanxi Changjiang disclaimed this 20% equity interest in exchange for a waiver of the debt of $201,899 owed to Shaanxi Changjiang Electricity & New Energy Co., Ltd.

Our organization chart as of December 31, 2014 is illustrated as follows.

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

The project was designed to generate electricity preferentially for Huanghe, and sell the surplus power to the grid company. We have received the subsidy funds of $159,096 (RMB 1,000,000) from the local government for the project in December, 2012. For the year ended December 31, 2014, Huanghe Bay Project began to generate revenue of $26,908.

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

Competition

We anticipate that our competitors in the solar PV markets will be local and regional EPC contractors and developers. Other companies in China that engage in solar PV power generation that we consider to be likely competitors, include: Xi’an Huanghe Photovoltaic Technology Co., Ltd., Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co., Ltd., etc. These competitors have more experience in the operation of solar PV energy and have superior financial resources than we do.

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

In the near term, mature government subsidy roadmaps from the government have led developers to be aggressive with their solar installations so that they can enjoy better economic returns. Cost reductions of solar installations have proven to be viable and have also led to aggressive solar installation. In the long run, we believe that solar energy continues to have significant future growth potential and that demand for our products and services will continue to grow significantly for the following reasons:

•	increasing demand for renewable energies, including solar energy, due to the finiteness of fossil fuels and concerns over nuclear power;

•	increasing environmental awareness leading to regulations and taxes aimed at limiting emissions from fossil fuels;

•	continued adoption or maintenance of government incentives for solar energy at all level of Chinese government;

•

narrowing cost differentials between solar energy and conventional energy sources due to market-wide decreases in the average selling prices for PV products driven by lower raw materials costs and increased production efficiencies; and

•	continued improvements in the conversion efficiency of PV products leading to lower costs per watt of electricity generated, making solar energy more efficient and cost-effective.

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

Renewable Energy Law clearly stipulates the following principles for the development of new energy:

•	To encourage and support the use of solar and other renewable energy and the use of on-grid generation.

•	To encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar PV systems and other solar energy utilization systems.

•	To authorize the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems.

•	To provide financial incentives, such as national funding, preferential loans and tax preferences for the development of renewable energy projects.

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

In January, 2014, the National Energy Administration of China announced the PV installation target for 2014 to be 14GW, which includes 8GW for distributed PV systems and 6GW for large scale PV power plants.

In the same month, the National Energy Administration of China released a list of 81 “New Energy Demonstration Cities” and eight “industrial demonstration parks” in 28 and 8 provinces respectively. These cities and zones are required to achieve their respective mandatory targets in terms of solar PV installations and the percentage of installed renewable energy power generation capacities by the end of 2015, or the end of the 12th Five-Year-Plan.

In February 2014, the Certification and Accreditation Administration and the National Energy Administration jointly issued the “Implementation Opinions on Strengthening the Testing and Certification of PV Products.” The implementation opinions provide that only certified PV products may be connected to the public grid or receive government subsidies. The institutions that certify PV products must be approved by the Certification and Accreditation Administration. According to the implementation opinions, PV products that are subject to certification include PV battery parts, inverters, control devices, confluence devices, energy storage devices and independent PV systems.

In December, 2014, the National Energy Administration of China released a list of 30 “distributed solar photovoltaic industrial application demonstration zone” to encourage the development of distributed solar PV industry.

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

Enterprise Income Tax

On March 16, 2007, the National People’s Congress passed the Enterprise Income Tax Law (“the China EIT Law”), which was effective as of January 1, 2008.

The China EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purpose and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company sales, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the China EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to September 19, 2008.

The China EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The United States of America, where the Company is incorporated, has such tax treaty with China.

Our Employees

As of December 31, 2014, we had an aggregate of 26 employees, of whom 21 were full-time employees. This includes two people in marketing, four in maintenance and quality control, four in research & development, two in financial and accounting, and nine in general management.

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

•	difficulties integrating our technology processes, and

•	lack of experience in EPC project management.

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

We have generated revenue in solar PV business for the year ended December 31, 2014. However, our limited operating history makes the prediction of future results of operations difficult, and in addition, we cannot assure that the existing management model is suitable for the EPC project development.

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

We mainly focus on the local solar PV downstream market. Our competitors include Xi’an Huanghe Photovoltaic Technology Co., Ltd., Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co., Ltd., etc. Most of them have a stronger market position than ours, more sophisticated technologies greater resources and better name recognition than we do.

The barriers to entry are relatively low in the PV consumer market. Financial strength and social relations resource were the key barriers to entry for the EPC project acquisition. Because of government's continuous efforts to encourage the PV consumer market, more and more companies with strong financial support commenced their solar PV energy business. It is a challenge for us to establish our competitive market position in the industry. In order to acquire more market share, we must respond more quickly to changing customer demands or market conditions or to devote greater resources to the marketing promotion.

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

OUR COMMON STOCK PRICE IS VOLATILE AND MAY NOT APPRECIATE IN VALUE.

The market price of shares of our common stock fluctuated and is likely to continue to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in commodity prices, conversion of our preferred shares, results of operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of the securities of many smaller public companies are subject to volatility for reasons that frequently are unrelated to operating performance, earnings or other recognized measurements of value. This volatility may cause declines, including very sudden and sharp declines, in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

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

Our stock is a penny stock currently. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and “accredited investors”, as defined. Rule 15g-2 requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market, and cautions investors against making a hurried investment decision. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction. The broker-dealer must also send a confirmation of these prices after the trade. After a purchase of penny stock, the broker-dealer must send a monthly account statement that gives an estimate of the value of each penny stock purchased.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

Corporate Headquarters

Our corporate headquarters, consisting of 554 square meters, are located at Seventeenth Floor, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, 710075. Our telephone number is (86)29- 88331685 and our fax number is (86)29-88332335. The leasing contract for our headquarters covers the 2 years periods from February, 2013 to January 2015, at a rental rate of $16,272 (RMB 100,000) per year.

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

The solar PV parcel

We have invested $280,178 to Huanghe Bay Project for the construction of solar PV system as of December 31, 2014, located in the Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The trading of our stock was suspended on April 1, 2011 by the SEC and resumed on April 17, 2014. Except the suspension period, the Company's common stock was traded over-the-counter and quoted from time to time in the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “CHJI.”. There is currently a thinly traded market for the Company's common stock on the OTC Markets Group, Inc. Pink Tier. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

CALENDAR YEAR	QUARTER	BID PRICE
		high	low
2014	Fourth quarter	0.0400	0.0400
2014	Third quarter	0.0900	0.0200
2014	Second quarter (from April 17, 2014)	0.5100	0.0001

Holders

As of December 31, 2014, we had 3,353 record holders of our common stock.

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

None.

Repurchases of Shares by the Company

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 10- K.

Overview

We have transitioned our business from mining to clean new energy, and mainly focus on the solar photovoltaic, or “PV”, downstream market at present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. Our Huanghe Bay Project has begun to generate revenue for the year ended December 31, 2014.

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining &New Energy Co., Ltd. (“Shaanxi Changjiang”), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.43% as of December 31, 2013), and Wang Sheng Li, a director and shareholder of the Company (holding 11.52% as of December 31, 2013), to sell Shaanxi Changjiang’s entire 60% interest in Shaanxi East Mining Co., Ltd., (“East Mining” and formerly referred to as “Dongfang Mining”) for a total consideration of $885,696 (RMB 5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The Land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $1.2 million (RMB 7, 500,000).

The following is a summary of the book value of our land use rights as of December 31, 2014:

Cost	$20,825,318
Less: Accumulated amortization	4,501,593
Land use rights, net	$16,323,725

The amortization expense for the year ended December 31, 2014 and December 31, 2013 was $416,527 and $414,416, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,902,291 as of December 31, 2014, which includes net income of $429,045 for the year ended December 31, 2014. The Company’s operations used cash of $204,019 in 2014.

We began to generate revenue for the year ended December 31, 2011, of which the revenue from land use right leasing was expected to provide stable cash flow. In the future, we expect that there will no longer be a need for us to continue relying on loans from our directors and other related parties. We believe that we have adequate capital to assure that we will be able to meet our obligations or obtain sufficient capital to complete our plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2014 and December 31, 2013

Sales revenue

We generated total revenue of $1,247,273 from continuing operations for the year ended December 31, 2014, compared with the revenue of $1,211,397 for the year ended December 31, 2013. The slight increase was due to new revenue of $26,908 for our solar PV business. There was no change for the RMB 7,500,000 annual rent revenue for the year ended December 31, 2014 and 2013.

Operating Expenses

Total operating expenses from continuing operations for the year ended December 31, 2014 decreased to $748,934 from comparable figure of $772,442 for the year ended December 31, 2013, representing a decrease of $23,508, or 3%. The decrease was mainly due to a decrease in the administrative expense, which decreased to $277,083 from comparable figure of $320,075, due to less professional fees and entertainment expenses occurred in 2014. Although the depreciation expense increased to $55,324, from comparable figure of $37,951 due to EPC equipment of $318,498 transferred in June 2013 from construction in progress to fixed assets. The amortization expense for the year ended December 31, 2014 remained stable, as no addition or disposal occurred for Land use rights.

Income before tax

Income before taxes and non-controlling interests from continuing operations for the year ended December 31, 2014 was $429,045 as compared to an income of $625,042 for year ended December 31, 2013. The decrease for our operating results was mainly attributable to the other income of $434,137 in writing off notes payable, for the year ended December 31, 2013. Although an allowance for long-term investment of $183,429 was provided for the year ended December 31, 2013.

Income on discontinued operations

There was no income on discontinued operations for the year ended December 31, 2014, and income on discontinued operations was $1,693,219 for the year ended December 31, 2013. On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity in this transaction.

Prior to this equity deal, East Mining transferred its mines exploration rights to Xunyang County Yongjin Mining Co., Ltd. with a consideration of $2,422,794 (RMB 15,000,000). The transaction was completed and the outstanding amount was settled as of December 31, 2013. The gain of $2,294,386 on disposal of mines consists of the considerations and the total of $128,408 for the related business tax and the surcharges.

The following table showed the detail of Income (loss) on East Mining.

For the year ended December 31, 2013
$
Sales revenue	-
Cost of revenue	-
Gross Profit	-
Operating expenses(income)
Administrative expenses	74,407
Gain on disposal of asset	(2,294,386)
Depreciation	1,427
Total operating income	(2,218,552)
Income from operations	2,218,552
Other Income (Expenses)
Interest income	41,027
Interest expenses	(1,752)
Total Other Income	39,275
Income before tax	2,257,827
Income tax expense	564,608
Net Income	1,693,219

Net Income

We achieved a net income of $429,045 from continuing operations for the year ended December 31, 2014, compared with a net income of $625,042 for the year ended December 31, 2013. The decrease was mainly attributable to other income of $434,137 in writing off notes payable, for the year ended December 31, 2013. Although an allowance for long-term investment of $183,429 was provided for the year ended December 31, 2013.

Comprehensive Income

Our comprehensive income from continuing operations for the year ended December 31, 2014 was $326,210 compared with comprehensive income of $2,755,837 from continuing and discontinued operations for the year ended December 31, 2013. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between U.S. Dollar and Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon). The exchange rate of RMB against USD depreciated from 6.0969 as of December 31, 2013 to 6.1460 as of December 31, 2014, resulting in the other comprehensive loss of $102,835 for the year ended December 31, 2014.

Stockholders’ Equity

Stockholders' equity increased to $16,313,807 as of December 31, 2014, or approximately 17%, from $13,893,639 as of December 31, 2013. The significant increase was primarily due to the exemption from payable of $2,049,066 on acquisition of a subsidiary for the year ended December 31, 2014. This exemption from payable on acquisition of a subsidiary is a transaction under common control and is treated as a credit to the additional paid in capital. No gain or loss is recognized for the transaction.

This payable on acquisition of subsidiary was a portion of the total acquisition consideration of $3,117,267 for 40% equity interest in East Mining Company Limited on February 5, 2007.

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, with a consideration of $885,696 (RMB 5,400,000).

On December 31, 2014, the third party obligee, who held 2.75% equity interest of the Company, disclaimed the right to collect this remaining amount of $2,049,066.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $204,019 for the year ended December 31, 2014 was primarily attributable to its outstanding account receivable from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. of $1,247,273 occurred in 2014 The adjustments to reconcile our net income to net cash flow mainly include depreciation and amortization expense of $471,851, allowance for double accounts of $46,374, an increase in operating liability of $68,568, and an decrease in other current assets and prepayment of $27,416.

Net cash used in operating activities of $797,379 for the year ended December 31, 2013 was primarily attributable to its outstanding account receivable from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. of $1,230,133 (RMB 7,500,000) occurred in 2013. The adjustments to reconcile our net income to net cash flow mainly include depreciation and amortization expense of $ 447,372, notes payable written off of $434,137, an increase in operating liability of $138,442, a decrease in other current assets and prepayment of $42,493, the allowance for long term investment of $190,536, and net cash used in discontinued operations of $576,994.

Cash Flows From Investing Activities

Net cash provided by investing activities of $80,683 for continuing operations for the year ended December 31, 2014 was incurred from the decreased balance of due from related parties.

Net cash used in investing activities of $1,419,679 for continuing operations for the year ended December 31, 2013 was incurred mainly from the increased borrowing of $1,355,597 to our related parties.

Cash Flows From Financing Activities

Net cash provided by financing activities of $31,404 for continuing operations for the year ended December 31, 2014 was the proceeds from related parties.

The Company used total net cash of $18,116 in financing activities for the year ended December 31, 2013. The continuing operations provided cash of $80,543 and the discontinued operations used cash of $98,659 for the year ended December 31, 2013.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We have no discontinued operations for the year ended December 31, 2014.

The Company received repayment of $80,683 from related parties and borrowed $31,404 from related parties for the year ended December 31, 2014.

Our current assets decreased by $162,739 and total assets increased by $212,268 respectively. The decreased current assets were resulted from our sharply decreased cash on hand as of December 31, 2014. And the increased total assets was mainly due to our net income of $429,045 for the year ended December 31, 2014, although exchange rate of RMB against USD depreciated from 6.0969 as of December 31, 2013 to 6.1460 as of December 31, 2014.

We have cash of $72,156 and $159,866 as of December 31, 2014 and 2013 respectively. The significant decrease of cash balance was partially due to the fact that we did not receive any cash for our business for the year ended December 31, 2014.

However, we believe that we have sufficient cash to fund operations for the next twelve months.

FINANCING

We anticipated that cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

None.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial conditions and results of operations are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities to comply with generally accepted accounting principles. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from our estimates, which would affect the related amounts reported in our financial statements.

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

We are currently leasing the land use right to Huanghe Bay Springs Lake Theme Park Ltd., a related company with the same controlling person, for the development and operation of a theme park. We generally collect the annual rent every year, and then recognize land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

We also supply electricity power by the solar PV energy segment. The electricity revenue is earned and recognized upon transmission of electricity to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a related company with the same controlling person, or the power grid controlled and owned by the respective regional or provincial grid companies.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huitong World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd., Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd., Shaanxi Changjiang electricity & new energy Co., Ltd., Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd and Zhongke Aerospace , Shaanxi East Mining Co., Ltd., Agriculture Development Stock Co., Ltd., Shaanxi Du Kang Wine Trading Co., Ltd & Heyang County Huanghe Bay Resort Hotel Co., Ltd.

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

Foreign currency translation gain or loss is reported as other comprehensive income in the consolidated statements of operations and comprehensive loss and stockholders’ equity. The translation loss recorded for the years ended December 31, 2014 was $102, 835, and the translation gain for the year ended December 31, 2013 were $437,576. The equity accounts were stated at their historical rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page 39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

c)	The Company does not have sufficient knowledge of all the necessary financial statement disclosures that are required to be made in accordance with US GAAP.

Based on the material weakness described above, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2014.

POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY

Chen Wei Dong	44	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	47	Director
Wang Sheng Li	47	Director
Li Ping	52	Chief Financial Officer
Li Ping	40	Director
Tian Hai Long	41	Director
Chen Min	39	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2014 none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2014 we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2014, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involve for the past ten years in any of the events listed in item 401(f) of Regulation S-K. No family relationships exist between any of our executive officers and directors.

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

Chen Min – Director

Ms. Chen was appointed as a director of the Company in September 2006. She was in charge of item funds management and budget in a bridge design Company from March 2000 to September 2006. She worked in a national machinery manufacturing enterprise from 1997 to 2000. She obtained a bachelor degree from the Northern West University in Financial and foreign exchange management in 1996. We believe that Ms. Chen’s qualifications to serve on our board of directors include her strong social network as well as her knowledge regarding our Company and our industry.

Li Ping – Director

Ms. Li has been a director of the Company since September 2006. From 2002 to 2006, she was a teacher in Shaanxi Northwest Metallurgy College. She graduated from Shaanxi Metallurgy College in 1992 and majored in Metallurgy. We believe that Ms. Li’s qualifications to serve on our board of directors include her strong social network as well as her knowledge regarding our Company and our industry.

Audit Committee

We did not have an audit committee at December 31, 2014, and we are in the process of developing one.

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

Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: China Changjiang Mining & New Energy Co., Ltd., 17th Floor, Xinhui Mansion, Gaoxin Road, Hi-Tech Zone, Xi’An, P.R. China, 710075.

We are in the process of reviewing and updating our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no reports required to be filed by Section 16(a) of the Exchange Act were untimely during fiscal 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table and the accompanying notes provide detailed information for each of the last two fiscal years ended 2014 and 2013 concerning cash and non-cash compensation paid or accrued to our named executive officers.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chen Weidong	2013	109,834	-	-	-	-	-	-	109,834
(Chairman of Board and CEO)	2014	110,647	-	-	-	-	-	-	110,647
Li Ping	2013	11,306	-	-	-	-	-	-	11,306
(Chief Financial Officer)	2014	11,390	-	-	-	-	-	-	11,390

1	Compensation paid in RMB has been converted at the rate of $1USD = 6.1457RMB.

Summary Compensation Table — Fiscal Years Ended December 31, 2014 and 2013

Director Compensation

In 2014, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2014, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan

We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2014 for:

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

The number of shares and percentages of beneficial ownership set forth below are based on 64,629,559 shares of common stock outstanding as of March 30, 2015, which gives effect to our 1-for-10 reverse split of our common stock and the conversion of all outstanding shares of Series C Preferred Stock into 609 million shares of common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	0.95%
Zhang Hong Jun	35,174,152	54.43%
Wang Sheng Li	7,442,558	11.52%
Li Ping	6,079,408	9.41%
Tian Hai Long	6,079,408	9.41%
Chen Min	5,470,859	8.47%
Li Ping	-	-%
Officers and Directors as a Group (7 people)	60,854,934	94.19%

_____________

(1)	The address for each beneficial owner is Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES TRANSACTIONS.

Loans from/to Related Parties

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms. Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) following companies: Du Kang Liquor Development Co., Ltd., Huitong World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd., Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd., Shaanxi Changjiang Electricity & New Energy Co., Ltd., Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. and Zhongke Aerospace, Shaanxi East Mining Co., Ltd & Agriculture Development Stock Co.,Ltd., Shaanxi Du Kang Wine Trading Co., Ltd. and Heyang County Huanghe Bay Resort Hotel Co., Ltd.

As of December 31, 2014, the related parties , all of which were subject to the same controlling person with the Company, owed the Company $6,609,329, for advances made on an unsecured basis, repayable on demand, as follows:

	December 31,	December 31,
	2014	2013
Du Kang Liquor Development Co., Ltd.	$813,537	$820,089	Interest free.
Shaanxi Du Kang Liquor Group Co., Ltd.	1,246,025	1,337,388	benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd.	459,649	463,350	Interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd.	3,660,918	2,460,267	Interest free
Shaanxi Changfa Industrial Co., Ltd.	374,227	377,241	Interest free
Shaanxi East Mining Co., Ltd.	22,779	22,962	Interest free
Shaanxi Tangrenjie Advertising Co. (Previously “Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.)	5,288	5,331	Interest free
Heyang County Huanghe Bay Resort Hotel Co., Ltd.	26,906	-	Interest free
Total	$6,609,329	$5,486,628

The balance of $1,246,025 represents the loan to the related parties, Shaanxi Du Kang Liquor Group Co., Ltd., which are unsecured, repayable on demand. These loans bear interest in the benchmark lending rate over the same period.

The balance of $3,660,918 from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. was the receivable of rent for land use right, and the balance of $26,906 from Heyang County Huanghe Bay Resort Hotel Co., Ltd. was the receivable revenue for solar PV business as of December 31, 2014.

The remaining balances of $1,675,480 are the loans to the related parties, which are interest free, unsecured and repayable on demand.

As of December 31, 2014, the Company owed an aggregate of $3,391,992 to three stockholders, for a loan made on an unsecured basis, repayable on demand and interest free, as follows.

	December 31, 2014	December 31, 2013

Due to Wang Sheng Li	$1,795,296	$1,809,755
Due to Zhang Hong Jun	987,147	995,096
Due to Chen Min	609,549	613,470
	$3,391,992	$3,418,321

We transferred 30% equity of East Mining to Mr. Zhang Hong Jun, with a consideration of $442,848 (RMB 2,700,000), on December 30, 2013.

We transferred 30% equity of East Mining to Mr. Wang Sheng Li, with a consideration of $442,848 (RMB 2,700,000), on December 30, 2013.

The Company owed the following related companies an aggregate of $3,275,191, as of December 31, 2014, which is interest free, unsecured and repayable on demand. These related companies and the Company were subject to the same controlling person.

	December 31, 2014	December 31, 2013

Due to Huitong World Property Superintendent Co.	$406,769	$410,044
Due to Zhongke Lvxiang Development Stock Co., Ltd.	1,138,952	1,148,124
Due to Shaanxi Changjiang Electricity & New Energy Co., Ltd.	-	203,525
Shaanxi East Mining Co., Ltd.	1,701,956	1,700,901
Due to Baishui Du Kang Brand Management Co., Ltd.	9,762	9,841
Due to Shaanxi Xidenghui Technology Co., Ltd.	993	1,002
Due to Shaanxi Dukang Liquor Trading Co., Ltd.	16,759	-
Total	$3,275,191	$3,473,437

Revenues from Related Parties

The Company leased the land use right to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., a company with the same controlling person as the Company, Zhang Hong Jun, and generated rent revenue of $1,220,365 at the year ended December 31, 2014.

The Company began to provide solar power to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a company with the same controlling person as the Company, Zhang Hong Jun, with revenue of $ 26,908 at the year ended December 31, 2014.

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

The following table represents the aggregate fees billed for professional audit services rendered to MaloneBailey for the audit of our financial statements for the year ended December 31, 2014 and 2013.

	For the year ended December 31, 2014	For the year ended December 31, 2013
Audit Fees (1)	$45,000	$45,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	$45,000	$45,000

_________________

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

_______________

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

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China Changjiang Mining &New Energy Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Co., Ltd. and its subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013, and the consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Changjiang Mining & New Energy Co., Ltd. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2015

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$72,156	$159,866
Other current assets and prepayments (Note 3)	80,535	155,564
Total Current Assets	152,691	315,430

Property, plant and equipment, net (Note 4)	314,480	378,625
Land use rights, net (Note 5)	16,323,725	16,875,045
Long-term investment (Note 6)	-	132,229
Due from related parties (Note 7)	6,609,329	5,486,628
TOTAL ASSETS	$23,400,225	$23,187,957

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD

CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	December 31,	December 31,
	2014	2013
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Other payables and accrued liabilities (Note 8)	419,235	353,494
Total Current Liabilities	419,235	353,494
Non-current liabilities
Due to related parties (Note 9)	3,275,191	3,473,437
Due to shareholders (Note 10)	3,391,992	3,418,321
Payable on acquisition of a subsidiary (Note 11)	-	2,049,066
Total Long-term Liabilities	6,667,183	8,940,824

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value,10,000,000 shares authorized, no shares outstanding as of December 31, 2014 and December 31, 2013)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2014 and December 31, 2013)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,410,640	13,316,682
Retained earnings	(2,902,291)	(3,325,983)
Non-controlling interests	1,102,122	1,096,769
Accumulated other comprehensive income	2,546,299	2,649,134
TOTAL SHAREHOLDERS’ EQUITY	16,313,807	13,893,639
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,400,225	$23,187,957

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	For the year Ended December 31,	For the year Ended December 31,
	2014	2013

Sales revenue - related party (Note 12)	$1,247,273	$1,211,397
Cost of revenue	68,340	67,838
Gross Profit	1,178,933	1,143,559

Operating expenses (income)
Administrative expenses	230,709	320,075
Bad debt expense	46,374	-
Depreciation	55,324	37,951
Amortization	416,527	414,416
Total operating expenses	748,934	772,442

Income from operations	429,999	371,117

Other Income (Expenses)
Interest income	3,376	13,840
Interest expenses	-	(1,015)
Gain on written off of Notes payable	-	434,137
Allowance for long term investment	-	(183,429)
Other expenses	(4,330)	(9,608)
Total Other Income	(954	253,925

Income before tax	429,045	625,042
Income tax expense (benefit)	-	-
Income on continuing operations	429,045	625,042

Income on discontinued operations	-	1,693,219

Net Income	$429,045	$2,318,261

Net income attributable to:
Non-controlling interests	5,353	697,791
Common Stockholders	423,692	1,620,470

Other comprehensive income/(loss)
Foreign currency translation adjustments	(102,835)	437,576
Total Comprehensive Income	$326,210	$2,755,837

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	0.01	0.04
Diluted	0.01	0.04

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	Common Stock		Treasury Stock		Additional	Non-	Accumulated Other		Total
	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Controlling Interest	Comprehensive Income	Retained Earnings	Shareholder's Equity

Balance as of December 31, 2012	64,629,559	$646,295	17,572,494	$(489,258)	$13,916,844	$1,389,550	$2,211,558	$(4,946,453)	$12,728,536
Apportionment of loss to non-controlling interest						697,791		(697,791)	-
Net income for the year ended December 31, 2013								2,318,261	2,318,261
Discontinued a subsidiary					(600,162)	(990,572)			(1, 590,734)
Foreign currency translation gain							437,576		437,576
Balance as of December 31, 2013	64,629,559	646,295	17,572,494	(489,258)	13,316,682	1,096,769	2,649,134	(3,325,983)	13,893,639
Apportionment of loss to non-controlling interest	-	-	-	-	-	5,353	-	(5,353)	-
Net income for the year ended December 31, 2014								429,045	429,045
Extinguishment of liability to related party					2,093,958				2,093,958
Foreign currency translation loss	-	-	-	-	-	-	(102,835)	-	(102,835)
Balance as of December 31, 2014	64,629,559	$646,295	17,572,494	$(489,258)	$15,410,640	$1,102,122	$2,546,299	$(2,902,291)	$16,313,807

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	For Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$429,045	$2,318,261
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,693,219)
Depreciation and amortization	471,851	447,372
Notes payable	-	(434,137)
Allowance for doubtful accounts	46,374
Allowance for long-term investment	-	190,536
Changes in operating assets and liabilities:
Due from Huanghe Bay	(1,247,273)	(1,230,133)
Other current assets and prepayments	27,416	42,493
Other payables and accrued liabilities	68,568	138,442
CASH USED IN CONTINUING OPERARATIONS	(204,019)	(220,385)
CASH USED IN DISCONTINUED OPERARATIONS	-	(576,994)
NET CASH USED IN OPERATING ACTIVITIES	(204,019)	(797,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(64,082)
Due from related parties	80,683	(1,355,597)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - CONTINUING OPERATIONS	80,683	(1,419,679)
CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	569,210
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	80,683	(850,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	31,404	87,558
Repayment to shareholders	-	(7,015)
CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	31,404	80,543
CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(98,659)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,404	(18,116)
Effect of exchange rate changes on cash and cash equivalents	4,222	62,449

NET DECREASE IN CASH	(87,710)	(1,603,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$159,866	$1,763,381
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,156	$159,866

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Netting off LT investment with due to related party	$140,637	$-
Extinguishment of liability to related party	$2,093,958	$-
Equity transfer consideration offset with due to shareholders	$-	$885,696

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

The Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd. (“Changjiang PV”), in April 2012. The Company’s subsidiary, Shaanxi Changjiang accounted for 51% shares of Changjiang PV, and Mr. Zhang Hong Jun, the controlling person, accounted for the other 49% shares.

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its common control person, Mr. Zhang Hong Jun and one of the shareholders, Mr. Wang Sheng Li with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity of East Mining in this transaction. There is no gain or loss recognized because this is a transaction between entities under common control.

China Changjiang, Wah Bon, Shaanxi Pacific, Shaanxi Changjiang and Changjiang PV are hereafter referred to collectively as "the Company".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

The Company maintains its accounts and prepares its financial statements using the accrual method accounting. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied.

(b) Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2014 and 2013 consolidate the financial statements of China Changjiang and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Shaanxi Pacific, 97.2% owned subsidiary Shaanxi Changjiang and 51% owned subsidiary Changjiang PV. The minority interests represent the minority shareholders' 2.8% shares of the results of Shaanxi Changjiang and 49% shares of the results of Changjiang PV.

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

We acquired the 5.71 sq.km land use right parcel, located in Heyang Country, Shaanxi Province in 2005. Our land use rights are amortized over their fifty year term from October 2001 to October 2051. We have leased our land use right to Huanghe, a related party, and began to generate rent revenue from the year ended December 31, 2011.

(k) Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended December 31, 2014. The Company accrued a provision of $183,429 for its long-term investment to Shaanxi Changjiang Electricity & New Energy Co., Ltd. at the year ended December 31, 2013. And the Company disposed the remaining net value of $132,229 for the year ended December 31, 2014.

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

It is management’s opinion that as of December 31, 2014, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

(n) Foreign Currency Translation

The Group maintains its consolidated financial statements in the functional currency. The functional currency of the Company is US dollar (“USD”), the functional currency of "Wah Bon" is Hong Kong dollar (“HKD”), and the functional currency of "Shaanxi Pacific", "Shaanxi Changjiang" and "Changjiang PV" are the Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon", "Shaanxi Pacific", "Shaanxi Changjiang" and "Changjiang PV" which are prepared using the functional currency have been translated into United States dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	December 31, 2014	December 31, 2013
Period end US$ : RMB exchange rate	6.1460	6.0969
Average periodic US$ : RMB exchange rate	6.1457	6.1912

USD to HKD

	December 31, 2014	December 31, 2013
Period end US$ : UHK exchange rate	7.7580	7.7555
Average periodic US$ : UHK exchange rate	7.7519	7.7542

(n) Foreign Currency Translation (Continued)

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

The Company currently leased the land use right to Huanghe Bay Springs Lake Theme Park Ltd., a related company, for the development and operation of a theme park. The Company generally collects the annual rent every year, and then recognizes land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company supplied electricity power by its solar PV energy segment. The electricity revenue is earned and recognized upon transmission of electricity to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a related company or the power grid controlled and owned by the respective regional or provincial grid companies.

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

(t) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern”, which requires changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for the Company for annual periods beginning January 1, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial position, results of operations, and cash flows.

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results are a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

3. OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $80,535 mainly represent the small amount advances to the employees.

4. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2014	December 31, 2013
Cost
Motor vehicles	$237,471	$257,699
EPC equipment	318,498	321,063
Office equipment	21,783	21,958
Total	577,752	600,720

Accumulated depreciation	(263,272)	(222,095)

Property, plant and equipment, net	$314,480	$378,625

Depreciation expenses for the years ended December 31, 2014 and 2013 were $55,324 and $37,951 respectively.

5. INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2014	December 31, 2013

Cost of Land use right	$20,825,318	$20,993,030
Accumulated Amortization of Land use right	(4,501,593)	(4,117,985)
Intangible Asset, net	$16,323,725	$16,875,045

The difference for the balance of cost was mainly due to fluctuation of exchange rate of USD to RMB.

Amortization expenses were approximately $416,527 and $414,416 for the years ended December 31, 2014, and 2013, respectively.

6. LONG-TERM INVESTMENT

The balance of $132,229 as of December 31, 2013 represents net value of the 20% equity of Shaanxi Changjiang Electricity & New Energy Co., Ltd. The Company is holding 20% equity of this associated company from 2008, with an investment cost of $315,658 (RMB 2, 000,000) and impairment of $183,429 was provided at the year ended December 31, 2013.

On December 31, 2014 the Company disposed of this equity interest in exchange for a waiver of the debt of $201,899 owed to Shaanxi Changjiang Electricity & New Energy Co., Ltd., and the balance of long-term investment was zero at the year ended December 31, 2014 (refer to Note 17).

7. DUE FROM RELATED PARTIES – NON-CURRENT

The balance of $6,609,329 due from related parties represents the loan borrowed from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following.

	December 31, 2014	December 31, 2013
Du Kang Liquor Development Co., Ltd.	$813,537	$820,089	Interest free
Shaanxi Du Kang Liquor Group Co., Ltd.	1,246,025	1,337,388	Bear interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd.	459,649	463,350	Interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd.	3,660,918	2,460,267	Interest free
Shaanxi Changfa Industrial Co., Ltd.	374,227	377,241	Interest free
Shaanxi East Mining Co., Ltd.	22,779	22,962	Interest free
Shaanxi Tangrenjie Advertising Co. (Previously “Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.)	5,288	5,331	Interest free
Heyang County Huanghe Bay Resort Hotel Co., Ltd.	26,906	-	Interest free
Total	$6,609,329	$5,486,628

8. OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2014	December 31, 2013

Tax payable	$273,358	$206,681
Salary and welfare payable	318	321
Other payable	145,559	146,492
	$419,235	$353,494

9. DUE TO RELATED PARTIES

The balance of $3,275,191 due to related parties represents the loan owed to related parties, which are interest free, unsecured and repayable on demand twelve months after December 31, 2014.

Due to related parties consists of the following.

	December 31, 2014	December 31, 2013

Due to Huitong World Property Superintendent Company	$406,769	$410,044
Due to Zhongke Lvxiang Development Stock Co., Ltd	1,138,952	1,148,124
Due to Shaanxi Changjiang Electricity & New Energy Co., Ltd	-	203,525
Due to Shaanxi East Mining Co., Ltd	1,701,956	1,700,901
Due to Baishui Du Kang Brand Management Co., Ltd	9,762	9,841
Due to Shaanxi Xidenghui Technology Co. Ltd.	993	1,002
Due to Shaanxi Dukang Liquor Trading Co., Ltd.	16,759	-
Total	$3,275,191	$3,473,437

10. DUE TO SHAREHOLDERS

The balance of $3,391,992 due to shareholders represents the loan owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after December 31, 2014.

Due to shareholders consists of the following.

	December 31, 2014	December 31, 2013

Due to Wang Sheng Li	$1,795,296	$1,809,755
Due to Zhang Hong Jun	987,147	995,096
Due to Chen Min	609,549	613,470
	$3,391,992	$3,418,321

The Company transferred 30% equity of East Mining to Mr. Zhang Hong Jun, with a consideration of $442,848 (RMB 2,700,000), on December 30, 2013. The balance of $995,096 as of December 31, 2013 and the balance of $987,147 as of December 31, 2014 represent the result after offsetting the due from amount of $442,848.

The Company transferred 30% equity of East Mining to Mr. Wang Sheng Li, with a consideration of $442,848 (RMB 2,700,000), on December 30, 2013. The balance of $1,809,755 as of December 31, 2013 and the balance of $1,795,296 as of December 31, 2014 represent the result after offsetting the due from amount of $442,848.

The transfer of East Mining is a transaction between entities under common control. No gain or loss is recognized for the transaction.

11. PAYABLE ON ACQUISITION OF A SUBSIDIARY

The payable of $2,049,066 (RMB 12,492,950) to a third party on acquisition of a subsidiary as of December 31, 2013 was a portion of the total acquisition consideration of $3,117,267 for 40% equity interest in East Mining Company Limited on February 5, 2007.

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, with a consideration of $885,696 (RMB 5,400,000).

On December 31, 2014, the third party obligee, who held 2.75% equity interest of the Company, disclaimed the right to collect this remaining amount of $2,049,066. The balance of payable on acquisition of a subsidiary was zero as of December 31, 2014.

The extinguishment of the payable on acquisition of a subsidiary is related to the disposal of the East Mining as disclosed in Footnote 10 and is deemed as part of the transaction between entities under common control. No gain is recognized for the transaction. Instead, the amount is recorded as a credit to additional paid in capital.

12. RELATED PARTY SALES REVENUE

The Company entered into a lease and complementary agreements with the related company Huanghe Bay Springs Lake Theme Park Ltd. dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The rent revenue for the year ended December 31, 2014 was $1,220,365 (RMB 7,500,000).

In addition, the Company began to generate electricity revenue of $ 26,908 in solar PV business for the year ended December 31, 2014. All of this electricity power was supplied to Heyang County Huanghe Bay Resort Hotel Co. Ltd., a related company of the Company.

13. INCOME TAX

China Changjiang is incorporated in the United States and has incurred net operating income of nil, as for income tax purposes, both for the years ended December 31, 2014 and 2013. The Company’s other subsidiaries and discontinued operations are subject to income tax described below.

Hong Kong

Wah Bon is incorporated in Hong Kong and subject to Hong Kong profits tax. Wah Bon has no operating profit or tax liabilities during the period presented.

PRC

On March 16, 2007, the National People’s Congress passed the Enterprise Income Tax Law (“the China EIT Law”), which was effective as of January 1, 2008.

Shaanxi Pacific, Shaanxi Changjiang and Changjiang PV are incorporated in the PRC and subject to 25% China statutory tax rate. And they are subject to effective income tax rate of zero both for the year ended December 31, 2014 and 2013. Shaanxi Pacific did not incur any operating income for the years ended December 31, 2014 and 2013. Shaanxi Changjiang incurred net loss, for income tax purpose, for the year ended December 31, 2014 and 2013. Changjiang PV had net losses for the year ended December 31, 2014 and 2013.

The China EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purpose and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the China EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company sales, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the China EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to September 19, 2008.

The China EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The United States of America, where the Company is incorporated, has such tax treaty with China.

The provision for taxes on earnings consisted of:

		For the year ended December 31, 2014	For the year ended December 31, 2013
		$	$
PRC Enterprise Income Tax	Continuing operations	-	-
	Discontinued operations	N/A	564,608

United States Federal Income Tax	Continuing operations	-	-
	Discontinued operations	N/A	-

Income tax expense (benefit),net	Continuing operations	-	-
	Discontinued operations	N/A	564,608

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

		For the year ended December 31, 2014	For the year ended December 31, 2013
		$	$
Current income tax expense	Continuing operations	-	-
	Discontinued operations	N/A	564,608

Deferred income tax benefit	Continuing operations	-	-
	Discontinued operations	N/A	-

Income tax expense (benefit),net	Continuing operations	-	-
	Discontinued operations	N/A	564,608

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2014 and 2013 for continuing operations:

	For the year ended December 31, 2014	For the year ended December 31, 2013
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-25%	-25%
Effective income tax rate	0%	0%

As of December 31, 2014, the Company had net taxable operating losses of approximately $528,840 carried forward for the future years. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $132,210 was recorded.

Components of the Company’s net deferred tax assets for continuing operations are set forth below:

	December 31, 2014		December 31, 2013
Deferred tax assets
Net operating loss carry-forward		$185,148	$5,604,537
Total of Deferred tax assets		$185,148	$5,604,537
Less: valuation allowance	$	(185,148)	$(5,604,537)
Net deferred assets		$-	$-

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

14. DISCONTINUED OPERATIONS

On December 30, 2013, the Company transferred all of the 60% equity of East Mining to its control person, Mr. Zhang Hong Jun and one of the other company shareholders, Mr. Wang Sheng Li, with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity in this transaction. The transfer of East Mining is a transaction between entities under common control. No gain or loss is recognized for the transaction

The following table summarized the financial position of East Mining as of the date of sale.

	Balance as of December 30, 2013		Balance as of December 30, 2013
	$		$
Cash on hand	271	Due to shareholders	8,201
Cash in bank	24,274	Wages Payable	25,178
Other receivable	1,636,503	Tax Payable	953,965
Due From Related Party	1,881,186	Other payable	9,629
Due from shareholders	49,205	Due To Related Party	121,373
Inventories, Net	213	Invested capital	1,476,160
Fixed Asset, Net	3,124	Retained earnings	1,000,270
Total Assets	3,594,776	Total Liabilities & Shareholders' Equity	3,594,776

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

Discontinued operations for the years ended December 31, 2013 are summarized as follows.

For the year ended December 31, 2013
$
Sales revenue	-
Cost of revenue	-
Gross Profit	-
Operating expenses(income)
Administrative expenses	74,407
Gain on disposal of asset	(2,294,386)
Depreciation	1,427
Total operating income	(2,218,552)
Income from operations	2,218,552
Other Income (Expenses)
Interest income	41,027
Interest expenses	(1,752)
Allowance for long term investment	-
Total Other Income	39,275
Income before tax	2,257,827
Income tax expense	564,608
Net Income	1,693,219

15. RELATED PARTY TRANSACTIONS

In addition to the other transactions and balances disclosed elsewhere in the financial statements, the Company generated revenue with related parties as follows.

The Company leased the land use right to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., a company with the same controlling person as the Company, and generated rent revenue of $1,220,365 at the year ended December 31, 2014.

The Company began to provide solar power to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a company with the same controlling person as the Company, with a revenue of $26,908 at the year ended December 31, 2014.

16. SEGMENT INFORMATION

The Company operated in two reportable segments, Land use right leasing, and solar PV energy. Summarized information by business segment for the year ended December 31, 2014 and 2013 is as follows.

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenue
Land use right leasing	$1,220,365	$1,211,397
Solar PV energy	26,908	-
Cost of revenue
Land use right leasing	68,340	67,838
Solar PV energy	-	-
Gross Profits
Land use right leasing	1,152,025	1,143,559
Solar PV energy	26,908	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

17. EXEMPTION FROM DEBT OWED TO A RELATED PARTY

The Company was exempt from a loan of $201,899, owed to Shaanxi Changjiang Electricity & New Energy Co., Ltd., a related company with the same controlling person, as of December 31, 2014.

Because the Company disposed of its 20% equity interest in Shaanxi Changjiang Electricity & New Energy Co., Ltd., whose net value was $132,229, in exchange for a waiver of this loan as of December 31, 2014 (Note 6).

The exemption of loan is a transaction between entities under common control. No gain is recognized for the transaction. Instead, the amount $69,670, after netting the loan with long-term investment, is recorded as a credit to additional paid in capital.

18. SUBSEQUENT EVENTS

On August 2, 2013, the Company entered into a leasing agreement for its headquarters in Xi’an City, Shaanxi Province PRC with Binlin Zhao, for a term of one year. The lease agreement was expired on January 31, 2015. After the agreement expired, the Company continued to lease with the same landlord on a month by month basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD.
(Registrant)

Date: March 30, 2015	By:	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: March 30, 2015	By:	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman	March 30, 2015
of Board of Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	March 30, 2015

/s/ Zhang Hong Jun	Director	March 30, 2015

/s/ Wang Sheng Li	Director	March 30, 2015

/s/ Tian Hai Long	Director	March 30, 2015

/s/ Chen Min	Director	March 30, 2015

/s/ Li Ping	Director	March 30, 2015

