Form 10-Q
period 2015-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2015-05-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 14, 2015, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

 TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	MINE SAFETY DISCLOSURES	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	21

SIGNATURES		23

EX-31.1 (CERTIFICATION)

EX-31.2 (CERTIFICATION)

EX-32.1 (CERTIFICATION)

EX-32.2 (CERTIFICATION)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	4 - 5

Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$52,647	$72,156
Other current assets and prepayments (Note 2)	80,312	80,535
Total Current Assets	132,959	152,691

Property, plant and equipment, net (Note 3)	302,850	314,480
Land use rights, net (Note 4)	16,317,568	16,323,725
Due from related parties (Note 5)	6,943,055	6,609,329
TOTAL ASSETS	$23,696,432	$23,400,225

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014 (Continued)

(Stated in US Dollars)

	March 31, 2015	December 31, 2014
LIABILITIES & SHAREHOLDERS’ EQUITY	(Unaudited)
Current Liabilities
Other payables and accrued liabilities (Note 6)	438,672	419,235
Total Current Liabilities	438,672	419,235
Non-current liabilities
Due to related parties (Note 7)	3,294,974	3,275,191
Due to shareholders (Note 8)	3,411,766	3,391,992
Total Long-term Liabilities	6,706,740	6,667,183
SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value,10,000,000 shares authorized, no shares outstanding as of March 31, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of March 31, 2015 and December 31, 2014)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,410,640	15,410,640
Retained earnings	(2,766,774)	(2,902,291)
Non-controlling interests	1,103,737	1,102,122
Accumulated other comprehensive income	2,646,380	2,546,299
TOTAL SHAREHOLDERS’ EQUITY	16,551,020	16,313,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,696,432	$23,400,225

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Stated in US Dollars)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Sales revenue - related party (Note 9)	$309,183	$306,147
Cost of revenue	17,113	17,144
Gross Profit	292,070	289,003
Operating expenses
Administrative expenses	36,945	59,742
Depreciation	13,470	14,019
Amortization	104,300	104,492
Total operating expenses	154,715	178,253
Income from operations	137,355	110,750
Other Income (Expenses)
Interest income	91	24
Interest expenses	(314)	(335)
Total Other Expense	(223)	(311)
Income before tax	137,132	110,439
Income tax expense (benefit)	-	-
Net Income	$137,132	$110,439

Net income attributable to:
Non-controlling interests	1,615	(3,058)
Common Stockholders	135,517	113,497

Other comprehensive income/(loss)
Foreign currency translation adjustments	100,081	(125,524)
Total Comprehensive Income	$237,213	$(15,085)

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00
Diluted	0.00	0.00

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Stated in US Dollars)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,132	$110,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	117,770	118,511
Changes in operating assets and liabilities:
Due from Huanghe Bay	(309,183)	(306,147)
Other current assets and prepayments	706	(8,568)
Other payables and accrued liabilities	16,831	15,983
CASH USED IN OPERATING ACTIVITIES	(36,744)	(69,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	16,657	41,253
CASH PROVIDED BY INVESTING ACTIVITIES	16,657	41,253

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	8,164
Proceeds from shareholders	-	1,226
CASH PROVIDED BY FINANCING ACTIVITIES	-	9,390

Effect of exchange rate changes on cash and cash equivalents	578	(1,189)

NET DECREASE IN CASH	(19,509)	(20,328)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$72,156	$159,866
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,647	$139,538

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy Company Ltd (the ‘Company’) as described in Special Notes of the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated financial statements for the three-month period ended, March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2015 are not indicative of the results that may be expected for the full year ending December 31, 2015.

(a) Going Concern

The Company incurred net income of $137,132 for the three months ended March 31, 2015 and had an accumulated deficit of approximately $2.77 million as of March 31, 2015. In addition, the Company had a working capital deficit of $305,713 as of March 31, 2015. The Company has cash and cash equivalents balance of $52,647 and net cash used in operating activities amounted to $36,744. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	March 31, 2015	December 31, 2014
Period end USD : RMB exchange rate	6.1091	6.1460
Average periodic USD : RMB exchange rate	6.1358	6.1457

USD to HKD

	March 31, 2015	December 31, 2014
Period end USD : HKD exchange rate	7.7542	7.7580
Average periodic USD : HKD exchange rate	7.7553	7.7519

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

2. OTHER CURRENT ASSETS AND PREPAYMENTS

Other current assets and prepayments of $80,312 mainly represent the small amount of advances to the employees.

3. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2015	2014
Cost	-	-
Motor vehicles	$238,905	$237,471
Office equipment	21,915	21,783
EPC projects equipment	320,421	318,498
Total	$581,241	$577,752

Accumulated depreciation	(278,391)	(263,272)

Property, plant & equipment, net	$302,850	$314,480

The EPC projects equipment of $320,421 was the installed solar photovoltaic power generation equipment located in Huanghe Bay, Qiachuan County, Shaanxi Province, PRC.

4. INTANGIBLE ASSET

The following is a summary of intangible asset:

	March 31, 2015	December 31, 2014
Cost of Land use right	$20,951,106	$20,825,318
Accumulated Amortization of Land use right	(4,633,358)	(4,501,593)
Intangible Asset, net	$16,317,568	$16,323,725

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $104,300 and $104,492 for the three months ended March 31, 2015, and 2014, respectively.

5. DUE FROM RELATED PARTIES – NON CURRENT

The balance of $6,943,055 due from related parties represents the loans owed from related parties, which are unsecured and repayable on demand.

Due from related parties consists of the following:

	March 31,	December 31,
	2015	2014	Interest
Du Kang Liquor Development Co., Ltd.	$818,451	$813,537	interest free for the first year and bear interest in the benchmark lending rate over the same period afterwards
Shaanxi Du Kang Liquor Group Co., Ltd.	$1,236,822	$1,246,025	bearing interest in the benchmark lending rate over the same period
Zhongke Aerospace & Agriculture Development Stock Co., Ltd.	$462,425	$459,649	interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd.	$3,989,948	$3,660,918	interest free
Shaanxi Changfa Industrial Co., Ltd.	$376,488	$374,227	interest free
Shaanxi East Mining Co., Ltd.	$22,917	$22,779	interest free
Shaanxi Tangrenjie Advertising Co. (Previously “Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.)	$5,320	$5,288	interest free
Heyang County Huanghe Bay Resort Hotel Co., Ltd.	30,684	26,906	interest free
Total	$6,943,055	$6,609,329

6. OTHER PAYABLES AND ACCRUED LIABILITIES

The following is a summary of other payables and accrued liabilities:

	March 31, 2015	December 31, 2014
Tax payable	$292,185	$273,358
Salary and welfare payable	320	318
Other payable	146,167	145,559
	$438,672	$419,235

7. DUE TO RELATED PARTIES

The balance of $3,294,974 due to related parties represents the loans owed to related parties, which are interest free, unsecured and repayable on demand twelve months after March 31, 2015.

Due to related parties consists of the following.

	March 31,	December 31,
	2015	2014
Huitong World Property Superintendent Company	$409,226	$406,769
Zhongke Lvxiang Development Stock Co., Ltd	$1,145,832	$1,138,952
Shaanxi Dukang Liquor Trading Co., Ltd	$16,860	$16,759
Shaanxi East Mining Co., Ltd	$1,712,236	$1,701,956
Baishui Du Kang Brand Management Co., Ltd	$9,821	$9,762
Shaanxi Xidenghui Technology Co., Ltd	$999	$993

Total	$3,294,974	$3,275,191

8. DUE TO SHAREHOLDERS

The balance of $3,411,766 due to shareholders represents the loans owed to the shareholders, which are interest free, unsecured and repayable on demand twelve months after March 31, 2015.

Due to shareholders consists of the following:

	March 31, 2015	December 31, 2014
Due to Wang Shengli	$1,806,140	$1,795,296
Due to Zhang Hongjun	993,109	987,147
Due to Chen Min	$612,517	$609,549
	$3,411,766	$3,391,992

9. SALES REVENUE – RELATED PARTY

The Company entered into a lease and complementary agreements with the related company Shaanxi Huanghe Bay Springs Lake Theme Park Ltd (“Huanghe”) dated July 26, 2010. According to the agreements, a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). The rent revenues of $305,584 were recognized for the three months ended March 31, 2015, compared with the rent revenues of $306,147 for the three months ended March 31, 2014.

The Company provided solar power to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a company with the same controlling person as the Company, with revenue of $3,599 for the quarter ended March 31, 2015.

10. INCOME TAX

The provision for taxes on earnings consisted of:

For the three months ended March 31,
	2015	2014

PRC Enterprise Income Tax	$-	$-
United States Federal Income Tax	-	-
Income tax expense, net	$-	$-

The income taxes expense (benefit), which is all incurred in PRC, consists of the following:

For the three months ended March 31,
	2015	2014

Current income tax expense	$-	$-
Deferred income tax benefit	-	-
Income tax expense, net	$-	$-

The Company did not have income tax expense due to the use of net loss carry over from prior years

As of March 31, 2015, the Company had net taxable operating losses of approximately $394,303 carried forward for the future years. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $98,576 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	March 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carry-forward	$98,576	$185,148
Total of Deferred tax assets	$98,576	$185,148
Less: valuation allowance	$(98,576)	$(185,148)
Net deferred assets	$-	$-

11. SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. Summarized information by business segment for the three months ended March 31, 2015 and 2014 is as follows.

	For three months ended March 31,
	2015		2014
Revenue	$		$
Land use right leasing		305,584		306,147
Solar PV energy		3,599		-
Cost of revenue
Land use right leasing		17,113		17,144
Solar PV energy		-		-
Gross Profits
Land use right leasing		288,471		289,003
Solar PV energy		3,599		-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

12. SUBSEQUENT EVENT

The balance of $1.3M (RMB7,900,000), owned from Shaanxi Du Kang Liquor Group Co., Ltd, a related party of the Company, expired in March 31, 2015, has been extended to the end of December 2015, with the interest rate changed from bank benchmark rate over the same period to interest free (see Note 5).

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

The following discussion and analysis should be read in conjunction with our March 31, 2015 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2014.

Overview

We have transitioned our business from mining to clean new energy, and mainly focus on the solar photovoltaic, or “PV”, downstream market at present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. Our Huanghe Bay Project has generated revenue for the quarter ended March 31, 2015.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. (“Huanghe”), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $1.2 million (RMB 7,500,000).

The following is a summary of the book value of our land use rights as of March 31, 2015:

Cost	$20,951,106
Less: Accumulated amortization	(4,633,538)
Land use rights, net	$16,317,568

Amortization expenses were approximately $104,300 and $104,492 for the three months ended March 31, 2015, and 2014, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,766,774 as of March 31, 2015, which includes net income for common stockholders of $135,517 for the three months ended March 31, 2015. The Company’s operations used cash of $36,744 for the three months ended March 31, 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014 for continuing operations

Sales revenue

We generated total revenue of $309,183 for the three months ended March 31, 2015, compared with revenue of $306,147 for the three months ended March 31, 2014. Of the total revenue of $309,183, revenue of $305,584 was generated by land use right leasing, the other revenue of $3,599 was generated by solar PV energy. Both of the revenues for land use right leasing and solar PV energy are related party transactions. They are provided by Shaanxi Huanghe Bay Springs Lake Theme Park Ltd and Heyang County Huanghe Bay Resort Hotel Co., Ltd, respectively, both of which are companies with the same controlling person as the Company.

Operating Expenses

Total operating expense for the three months ended March 31, 2015 was $154,715 compared with operating expense of $178,253 for the three months ended March 31, 2014. Administrative expense decreased by $23,538 for the first quarter of 2015, which was mainly due to lesser professional fee incurred for the three months ended March 31,2015. The amortization expense for the three months ended March 31, 2015 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended March 31, 2015 slightly decreased by $549 or 4%, compared with the same period of 2014, which was mainly due to the fluctuation of exchange rate.

Income before taxes for the three months ended March 31, 2015 was $137,132, compared to income of $110,439 for the three months ended March 31, 2014.

Net Income

We achieved net income of $137,132 for the three months ended March 31, 2015, compared to net income of $110,439 for the three months ended March 31, 2014. The increase in net income was primarily due to decrease in administrative expense for the three months ended March 31, 2015.

Comprehensive Income

Our comprehensive income for the three months ended March 31, 2015 was $237,213, while comprehensive loss for the three months ended March 31, 2014 was $15,085. The comprehensive income (loss) for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $16,551,020 as of March 31, 2015, from $16,313,807 as of December 31, 2014. The slight increase was due to the net income of $137,132 generated, and other comprehensive income (foreign currency translation income) of $100,081 occurred, for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $36,744 for the three months ended March 31, 2015, slightly decreased by $33,038 or 47%, compared with net cash used of $69,782 for the three months ended March 31, 2014.The adjustments to reconcile our net income to net cash flow include increased receivables of $309,183 from Huanghe Bay, depreciation expense of $13,470, amortization of $104,300 for land use rights, a decrease in operating assets of $706 and an increase in operating liability of $16,831.

Cash Flows From Investing Activities

Net cash provided by investing activities of $16,657 for the three months ended March 31, 2015 was the result of the proceeds from related parties.

Cash Flows From Financing Activities

There was no cash borrowed or returned for the three months ended March 31, 2015.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We received cash of $16,657 from our related parties for the three months ended March 31, 2015.

Our current assets decreased by $19,732 and total assets increased by $296,207 respectively.

We have cash of $52,647 and $72,156 as of March 31, 2015 and December 31, 2014 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the three months ended March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We made no sales of unregistered securities during the quarter ended March 31, 2015.

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

_________________

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: May 14, 2015	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

