Form 10-Q
period 2015-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2015-08-13
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-52807

China Changjiang Mining & New Energy Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	75-2571032
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Twenty-fourth Floor, Block B, Xinhui Mansion, No.33 Gaoxin Road Hi-Tech Zone, Xi’An P.R. China 71005	+86(29) 8833-1685
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, including area code)

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

At August 13, 2015, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	MINE SAFETY DISCLOSURES	9

ITEM 5.	OTHER INFORMATION	9

ITEM 6.	EXHIBITS	10

SIGNATURES		12

EX-31.1 (CERTIFICATION)

EX-31.2 (CERTIFICATION)

EX-32.1 (CERTIFICATION)

EX-32.2 (CERTIFICATION)

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	F-2 - F-3

Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 (Unaudited)	F-5

Notes to Unaudited Consolidated Financial Statements (Unaudited)	F-6

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$21,513	$72,156
Other current assets and prepayments	81,022	80,535
Total Current Assets	102,535	152,691

Property, plant and equipment, net	289,898	314,480
Land use rights, net	16,266,866	16,323,725
Due from related parties	7,278,622	6,609,329
TOTAL ASSETS	$23,937,921	$23,400,225

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 (Continued)

(Stated in US Dollars)

	June 30,	December 31,
	2015	2014
LIABILITIES & SHAREHOLDERS’ EQUITY	(Unaudited)
Current Liabilities
Other payables and accrued liabilities	$457,218	$419,235
Total Current Liabilities	457,218	419,235

Non-current liabilities
Due to related parties	3,313,389	3,275,191
Due to shareholders	3,422,687	3,391,992
Total Long-term Liabilities	6,736,076	6,667,183

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of June 30, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of June 30, 2015 and December 31, 2014)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,410,640	15,410,640
Accumulated deficit	(2,631,055)	(2,902,291)
Non-controlling interests	1,105,839	1,102,122
Accumulated other comprehensive income	2,702,166	2,546,299
TOTAL SHAREHOLDERS’ EQUITY	16,744,627	16,313,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,937,921	$23,400,225

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Stated in US Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales revenue - related party	$312,355	306,113	$621,538	612,260
Cost of revenue	17,241	17,143	34,354	34,287
Gross Profit	295,114	288,970	587,184	577,973
Operating expenses
Administrative expenses	38,057	41,777	75,002	101,519
Depreciation	13,572	13,927	27,042	27,946
Amortization	105,084	104,480	209,384	208,972
Total operating expenses	156,713	160,184	311,428	338,437
Income from operations	138,401	128,786	275,756	239,536

Other Income (Expenses)
Interest income	31	23	122	47
Interest expenses	(119)	(231)	(433)	(566)
Other expenses	(492)	-	(492)	-
Total Other Expense	(580)	(208)	(803)	(519)
Income before tax	137,821	128,578	274,953	239,017
Income tax expense	-	-	-	-
Net income	137,821	128,578	274,953	239,017

Net income attributable to:
Non-controlling interests	2,102	(2,133)	3,717	(5,191)
Common stockholders	135,719	130,711	271,236	244,208

Other comprehensive income
Foreign currency translation adjustments	55,786	(2,162)	155,867	(127,686)
Total Comprehensive Income	$193,607	126,416	$430,820	111,331

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00	0.00	0.00
Diluted	0.00	0.00	0.00	0.00

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Stated in US Dollars)

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$274,953	$239,017
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	236,426	236,918
Changes in operating assets and liabilities:
Due from Huanghe Bay	(621,538)	(612,260)
Other current assets and prepayments	269	(9,957)
Other payables and accrued liabilities	33,911	36,082
CASH USED IN OPERARATIONS	(75,979)	(110,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	-	57,937
CASH PROVIDED BY INVESTING ACTIVITIES	-	57,937

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	24,120	13,062
Proceeds from shareholders	-	1,241
CASH PROVIDED BY FINANCING ACTIVITIES	24,120	14,303

Effect of exchange rate changes on cash and cash equivalents	1,216	(2,860)

NET DECREASE IN CASH	(50,643)	(40,820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$72,156	$159,866
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,513	$119,046

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by China Changjiang Mining And New Energy Company Ltd (the ‘Company’) as described in the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated financial statements for the six-month period ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2015 are not indicative of the results that may be expected for the full year ending December 31, 2015.

(a) Going Concern

The Company incurred net income of $274,953 for the six months ended June 30, 2015 and had an accumulated deficit of approximately $2.63 million as of June 30, 2015. In addition, the Company had a working capital deficit of $354,683 as of June 30, 2015. The Company has cash and cash equivalents balance of $21,513 and net cash used in operating activities amounted to $75,979. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	June 30, 2015	December 31, 2014

Period end USD : RMB exchange rate	6.0888	6.1460
Average periodic USD : RMB exchange rate	6.1128	6.1457

USD to HKD

	June 30, 2015	December 31, 2014

Period end USD : HKD exchange rate	7.7522	7.7580
Average periodic USD : HKD exchange rate	7.7535	7.7519

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

(c) Earnings/Loss per share

Basic earnings/loss per share is computed by dividing earnings/loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is computed in a manner similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

2. LAND USE RIGHTS, NET

The following is a summary of land use rights, net:

	June 30, 2015	December 31, 2014

Cost of Land Use Rights	$21,020,957	$20,825,318
Accumulated Amortization of Land Use Rights	(4,754,091)	(4,501,593)
Land Use Rights, Net	$16,266,866	$16,323,725

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $209,384 and $208,972 for the six months ended June 30, 2015 and 2014, respectively.

3. DUE FROM RELATED PARTIES

The balance of $7,278,622 due from related parties represents the loans owed by related parties, which are unsecured and unexpected to be paid within twelve months from June 30, 2015.

Due from related parties consists of the following:

	June 30, 2015	December 31, 2014	Interest

Du Kang Liquor Development Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$821,180	$813,537	Interest free
Shaanxi Du Kang Liquor Group Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,240,945	$1,246,025	Interest free
Zhongke Aerospace & Agriculture Development Stock Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$463,967	$459,649	Interest free
Shaanxi Huanghe Bay Springs Lake Theme Park Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$4,311,194	$3,660,918	Interest free
Shaanxi Changfa Industrial Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$377,743	$374,227	Interest free
Shaanxi East Mining Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$22,993	$22,779	Interest free
Shaanxi Tangrenjie Advertising Co. (Previously “Shaanxi Changjiang Zhongxiayou Investment Co., Ltd), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$5,338	$5,288	Interest free
Heyang County Huanghe Bay Resort Hotel Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	35,262	26,906	Interest free
Total	$7,278,622	$6,609,329

In May 2015, the Company moved to new office that was owned by Shaanxi Du Kang Liquor Group Co., Ltd. The Company is allowed to occupy the space for free.

4. DUE TO RELATED PARTIES

The balance of $3,313,389 due to related parties represents the loans owed to related parties, which are interest free, unsecured and unexpected to be paid within twelve months from June 30, 2015.

Due to related parties consists of the following.

	June 30, 2015	December 31, 2014

Huitong World Property Superintendent Company, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$410,590	$406,769
Zhongke Lvxiang Development Stock Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,149,652	$1,138,952
Shaanxi Dukang Liquor Trading Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$16,916	$16,759
Shaanxi East Mining Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,725,375	$1,701,956
Baishui Du Kang Brand Management Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$9,854	$9,762
Shaanxi Xidenghui Technology Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,002	$993

Total	$3,313,389	$3,275,191

5. DUE TO SHAREHOLDERS

The balance of $3,422,687 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from June 30, 2015.

Due to shareholders consists of the following:

	June 30, 2015	December 31, 2014

Due to Wang Shengli	$1,812,161	$1,795,296
Due to Zhang Hongjun	996,420	987,147
Due to Chen Min	$614,106	$609,549
	$3,422,687	$3,391,992

6. SALES REVENUE - RELATED PARTY

The Company entered into a lease and complementary agreements with one of its related companies, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd (“Huanghe”), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). The rent revenues of $613,466 were recognized for the six months ended June 30, 2015, compared with the rent revenues of $612,260 for the six months ended June 30, 2014.

The Company provided solar power to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a company with the same controlling person as the Company, with revenue of $8,072 for the six months ended June 30, 2015.

7. INCOME TAXES

The Company did not have income tax expense or income tax payable due to the use of net loss carryover from prior years

As of June 30, 2015, the Company had net taxable operating losses of approximately $1,903,830 carried forward for the future years. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $475,958 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	June 30, 2015	December 31, 2014
Deferred tax assets
Net operating loss carry-forward	$475,958	$185,148
Total of Deferred tax assets	$475,958	$185,148
Less: valuation allowance	$(475,958)	$(185,148)
Net deferred assets	$-	$-

8. SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. Summarized information by business segment for the three and six months ended June 30, 2015 and 2014 is as follows.

	For the Three months ended June 30,			For the Six months ended June 30,
	2015		2014	2015		2014

Revenue	$			$
Land use right leasing		307,882	306,113		613,466	612,260
Solar PV energy		4,473			8,072	-
Cost of revenue
Land use right leasing		17,241	17,143		34,354	34,287
Solar PV energy		-	-		-	-
Gross Profits
Land use right leasing		290,641	288,970		579,112	577,973
Solar PV energy		4,473	-		8,072	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our June 30, 2015 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2014.

Overview

We have transitioned our business from mining to clean new energy, and mainly focus on the solar photovoltaic, or “PV”, downstream market at present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. Our Huanghe Bay Project has generated revenue for the six months ended June 30, 2015.

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

The following is a summary of the book value of our land use rights as of June 30, 2015:

Cost	$21,020,957
Less: Accumulated amortization	(4,754,091)
Land use rights, net	$16,266,866

Amortization expenses were approximately $209,384 and $208,972 for the six months ended June 30, 2015, and 2014, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,631,055 as of June 30, 2015, which includes net income for common stockholders of $271,236 for the six months ended June 30, 2015. The Company’s operations used cash of $75,979 for the six months ended June 30, 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

Sales revenue

We generated total revenue of $312,355 for the three months ended June, 30, 2015, compared with revenue of $306,113 for the three months ended June 30, 2014. Of the total revenue of $312,355, revenue of $307,882 was generated by land use right leasing, the other revenue of $4,473 was generated by solar PV energy. Both of the revenues for land use right leasing and solar PV energy are related party transactions. They are provided by Shaanxi Huanghe Bay Springs Lake Theme Park Ltd and Heyang County Huanghe Bay Resort Hotel Co., Ltd, respectively, both of which are companies whose controlling person is the same as the controlling person of the Company.

Operating Expenses

Total operating expense for the three months ended June 30, 2015 was $156,713 compared with operating expense of $160,184 for the three months ended June 30, 2014. Administrative expense slightly decreased by $3,720 or 9% for the quarter ended June 30, 2015. The amortization expense for the three months ended June 30, 2015 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended June 30, 2015 slightly decreased by $355 or 3%, compared with the same period of 2014, which was mainly due to the fluctuation of exchange rate.

Income before taxes for the three months ended June 30, 2015 was $137,821, compared to income of $128,578 for the three months ended June 30, 2014.

Net Income

We achieved net income of $137,821 for the three months ended June 30, 2015, compared to net income of $128,578 for the three months ended June 30, 2014. The slight increase in net income was primarily due to decrease in administrative expense for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

Sales revenue

We generated total revenue of $621,538 for the six months ended June, 30, 2015, compared with revenue of $612,260 for the six months ended June 30, 2014. Of the total revenue of $621,538, revenue of $613,466 was generated by land use rights leasing, the other revenue of $8,072 was generated by solar PV energy. Both of the revenues for land use rights leasing and solar PV energy are related party transactions. They are provided by Shaanxi Huanghe Bay Springs Lake Theme Park Ltd and Heyang County Huanghe Bay Resort Hotel Co., Ltd, respectively, both of which are companies whose controlling person is the same as the controlling person of the Company.

Operating Expenses

Total operating expense for the six months ended June 30, 2015 was $311,428 compared with operating expense of $338,437 for the six months ended June 30, 2014. Administrative expense decreased by $26,517 or 26% for the six months ended June 30,2015, which was mainly due to lesser professional fee incurred and lesser staffs employed for the six months ended June 30,2015. The amortization expense for the six months ended June 30, 2015 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the six months ended June 30, 2015 slightly decreased by $904 or 3%, compared with the same period of 2014, which was mainly due to the fluctuation of exchange rate.

Income before taxes for the six months ended June 30, 2015 was $274,953, compared to income of $239,017 for the six months ended June 30, 2014.

Net Income

We achieved net income of $274,953 for the six months ended June 30, 2015, compared to net income of $239,017 for the six months ended June 30, 2014. The slight increase in net income was primarily due to decrease in administrative expense for the six months ended June 30, 2015.

Comprehensive Income

Our comprehensive incomes were $430,820 and $111,331 for the six months ended June 30, 2015 and 2014 respectively. The comprehensive income for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity increased to $16,744,627 as of June 30, 2015, from $16,313,807 as of December 31, 2014. The slight increase was due to the net income of $274,953 generated, and other comprehensive income (foreign currency translation income) of $155,867 occurred, for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $75,979 for the six months ended June 30, 2015, slightly decreased by $34,221 or 31%, compared with net cash used of $110,200 for the six months ended June 30, 2014. The adjustments to reconcile our net income to net cash flow include increased receivables of $621,538 from Huanghe Bay, depreciation expense of $27,042, amortization of $209,384 for land use rights, a decrease in operating assets of $269 and an increase in operating liability of $33,911.

Cash Flows From Investing Activities

There was no cash flow in investing activities for the six months ended June 30, 2015. And net cash provided by investing activities of $57,937 for the six months ended June 30, 2014 was the proceeds from related parties.

Cash Flows From Financing Activities

The Company borrowed $24,120 and $13,062 from its related parties for the six months ended June 30, 2015 and 2014 respectively.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation. In addition, we have access to short and long term loans of cash from our directors or other related parties.

We received cash of $24,120 from our related parties for the six months ended June 30, 2015.

Our current assets decreased by $50,156 and total assets increased by $537,696 respectively.

We have cash of $21,513 and $72,156 as of June 30, 2015 and December 31, 2014 respectively.

We believe that we have sufficient cash to fund operations for the next 12 months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2015.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Du Kang Liquor Development Co., Ltd., Huitong World Property Superintendent Company, Xi Deng Hui Development Stock Co., Ltd., Zhongke Lvxiang Development Stock Co., Ltd., Shaanxi Du Kang Liquor Group Co., Ltd., Shaanxi Bai Shui Du Kang Brand Management Co., Ltd., Shaanxi Huanghe Bay Springs Lake Theme Park Ltd., Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd and Zhongke Aerospace, Shaanxi East Mining Co., Ltd., Agriculture Development Stock Co., Ltd., Shaanxi Du Kang Wine Trading Co., Ltd. and Heyang County Huanghe Bay Resort Hotel Co., Ltd.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Controls

During the six months ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We made no sales of unregistered securities during the six months ended June 30, 2015.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: August 13, 2015	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

