Form 10-Q
period 2015-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2015-11-13
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-52807

China Changjiang Mining & New Energy Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	75-2571032
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Twenty-fourth Floor, Block B, Xinhui Mansion, No.33 Gaoxin Road Hi-Tech Zone, Xi'An P.R. China 71005	+86(29) 8833-1685
(Address of Principal Executive Offices; Zip Code)	(Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 12, 2015, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

 TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES

EX-31.1 (CERTIFICATION)

EX-31.2 (CERTIFICATION)

EX-32.1 (CERTIFICATION)

EX-32.2 (CERTIFICATION)

2

 PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	F-1 - F-2

Consolidated Statements of Income and Comprehensive Income For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	F-3

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-9

3

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

	September 30	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$15,902	$72,156
Other current assets and prepayments	78,136	80,535
Total Current Assets	94,038	152,691

Property, plant and equipment, net	264,799	314,480
Land use rights, net	15,487,697	16,323,725
Due from related parties	7,253,401	6,609,329
TOTAL ASSETS	$23,099,935	$23,400,225

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 (Continued)

(Stated in US Dollars)

	September 30	December 31,
	2015	2014
LIABILITIES & SHAREHOLDERS' EQUITY	(Unaudited)
Current Liabilities
Other payables and accrued liabilities	456,551	419,235
Total Current Liabilities	456,551	419,235
Non-current liabilities
Due to related parties	1,604,640	3,275,191
Due to shareholders	3,285,608	3,391,992
Total Long-term Liabilities	4,890,248	6,667,183

SHAREHOLDERS' EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of September 30, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,983,091	15,410,640
Accumulated deficit	(2,491,391)	(2,902,291)
Non-controlling interests	1,108,716	1,102,122
Accumulated other comprehensive income	1,995,683	2,546,299
TOTAL SHAREHOLDERS' EQUITY	17,753,136	16,313,807

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,099,935	$23,400,225

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Sales revenues - related party	$304,983	$303,014	$926,521	$915,274
Cost of revenues	16,777	16,968	51,131	51,255
Gross Profit	288,206	286,046	875,390	864,019
Operating expenses
Administrative expenses	30,068	77,680	105,070	179,199
Bad debt expense	-	46,374	-	46,374
Depreciation	13,207	13,785	40,249	41,731
Amortization	102,255	103,423	311,639	312,395
Total operating expenses	145,530	241,262	456,958	579,699
Income from operations	142,676	44,784	418,432	284,320
Other income (expenses)
Interest income	12	2,325	134	2,372
Interest expenses	(151)	(100)	(584)	(666)
Other expenses	4	(163)	(488)	(163)
Total other income (expense)	(135)	2,062	(938)	1,543
Income before tax	142,541	46,846	417,494	285,863
Income tax expense	-	-	-	-
Net income	142,541	46,846	417,494	285,863
Net income (loss) attributable to:
Non-controlling interests	2,877	(3,036)	6,594	(8,227)
Common Stockholders	139,664	49,882	410,900	294,090
Other comprehensive loss
Foreign currency translation adjustments	(706,483)	(618)	(552,026)	(128,304)
Total comprehensive income (loss)	$(563,942)	$46,228	$(134,532)	$157,559
Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	0.00	0.00	0.01	0.00
Diluted	0.00	0.00	0.01	0.00

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$417,494	$285,863
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	351,888	354,126
Bad debt allowance	-	46,374
Changes in operating assets and liabilities:
Due from related parties	(926,521)	(915,274)
Other current assets and prepayments	(242)	22,971
Other payables and accrued liabilities	52,627	51,796
CASH USED IN OPERATIONS	(104,754)	(154,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	-	69,943
CASH PROVIDED BY INVESTING ACTIVITIES	-	69,943

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	50,066	21,641
CASH PROVIDED BY FINANCING ACTIVITIES	50,066	21,641

Effect of exchange rate changes on cash and cash equivalents	(1,566)	(1,737)

NET DECREASE IN CASH	(56,254)	(64,297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$72,156	$159,866
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,902	$95,569

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

Non-cash Transactions:
Extinguishment of related party loan	$1,572,451	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by China Changjiang Mining And New Energy Company Ltd (the 'Company') as described in the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2015 are not indicative of the results that may be expected for the full year ending December 31, 2015.

(a)	Going Concern

The Company had a working capital deficit of $362,513 as of September 30, 2015 and had a negative cash flow from operating activities amounted to $104,754 for the nine months period ended September 30, 2015. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

(b)	Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	September 30, 2015	December 31, 2014
Period end USD : RMB exchange rate	6.3538	6.1460
Average periodic USD : RMB exchange rate	6.1606	6.1457

USD to HKD

	September 30, 2015	December 31, 2014
Period end USD : HKD exchange rate	7.7500	7.7580
Average periodic USD : HKD exchange rate	7.7528	7.7519

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

2.	LAND USE RIGHTS, NET

The following is a summary of land use rights, net:

	September 30, 2015	December 31, 2014
Cost of Land Use Rights	$20,144,229	$20,825,318
Accumulated Amortization of Land Use Rights	(4,656,532)	(4,501,593)
Land Use Rights, Net	$15,487,697	$16,323,725

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $311,639 and $312,395 for the nine months ended September 30, 2015 and 2014, respectively.

3.	DUE FROM RELATED PARTIES

The balance of $7,523,401 due from related parties included loans of $2,787,839 from related parties and accounts receivable of $4,465,562 generated from related parties revenues.

(1) Loans from related parties

The loans owed by related parties are unsecured and unexpected to be paid within twelve months from September 30, 2015.

Loan from related parties consists of the following:

	September 30,	December 31,
	2015	2014	Interest
Du Kang Liquor Development Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$786,931	$813,537	Interest free
Shaanxi Du Kang Liquor Group Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,189,189	$1,246,025	Interest free
Zhongke Aerospace & Agriculture Development Stock Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$444,616	$459,649	Interest free
Shaanxi Tangrenjie Advertising Co. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$5,115	$5,288	Interest free
Shaanxi Changfa Industrial Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$361,988	$374,227	Interest free
Shaanxi East Mining Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$22,779	Interest free
Total	$2,787,839	$2,921,505

In May 2015, the Company moved to a new office that was owned by Shaanxi Du Kang Liquor Group Co., Ltd. The Company is allowed to occupy the space for free.

(2) Sales revenue from related parties

The Company entered into a lease and a complementary agreement with one of its related parties, Shaanxi Huanghe Bay Springs Lake Theme Park Ltd ("Huanghe"), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Huanghe for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB7, 500,000). As of September 30, 2015, the total outstanding receivable balance is $4,426,485.

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. As of September 30, 2015, the total outstanding receivable balance is $39,077.

Accounts receivable from related parties consists of the following:

	September 30, 2015	December 31, 2014	Interest

Shaanxi Huanghe Bay Springs Lake Theme Park Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$4,426,485	$3,660,918	Interest free
Heyang County Huanghe Bay Resort Hotel Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$39,077	$26,906	Interest free
Total	$4,465,562	$3,687,824

4.	DUE TO RELATED PARTIES

The balance of $1,604,640 due to related parties represents the loans owed to related parties, which are interest free, unsecured and unexpected to be paid within twelve months from September 30, 2015.

Due to related parties consists of the following.

	September 30, 2015	December 31, 2014

Huitong World Property Superintendent Company, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$393,465	$406,769
Zhongke Lvxiang Development Stock Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,101,703	$1,138,952
Shaanxi Dukang Liquor Trading Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$41,236	$16,759
Shaanxi East Mining Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$57,833	$1,701,956
Baishui Du Kang Brand Management Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$9,443	$9,762
Shaanxi Xidenghui Technology Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$960	$993

Total	$1,604,640	$3,275,191

On September 15, 2015, the Company was exempt from the loan of RMB 10,000,000 (approximately $1,572, 451) owed to Shaanxi East Mining Co., Ltd, a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership). As both Shaanxi East Mining Co., Ltd and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $1,572,451 recorded as an adjustment to stockholders' equity (additional paid-in capital).

5.	DUE TO SHAREHOLDERS

The balance of $3,285,608 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from September 30, 2015.

Due to shareholders consists of the following:

	September 30, 2015	December 31, 2014
Due to Wang Shengli	$1,736,581	$1,795,296
Due to Zhang Hongjun	954,862	987,147
Due to Chen Min	$594,165	$609,549
	$3,285,608	$3,391,992

6.	INCOME TAXES

The Company did not have income tax expense or income tax payable due to the use of net loss carryover from prior years.

As of September 30, 2015, the Company had net taxable operating loss carryforwards of approximately $1,660,911. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company's cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $415,228 was recorded.

Components of the Company's net deferred tax assets are set forth below:

	September 30, 2015	December 31, 2014
Deferred tax assets
Net operating loss carry-forward	$415,228	$185,148
Total of Deferred tax assets	$415,228	$185,148
Less: valuation allowance	$(415,228)	$(185,148)
Net deferred assets	$-	$-

7.	SEGMENT INFORMATION

The Company operates in two reportable segments, land use right leasing and solar PV energy. Summarized information by business segment for the three and nine months ended September 30, 2015 and 2014 is as follows.

	For the Three months ended September 30,		For the Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$		$
Land use right leasing	299,594	303,014	913,060	915,274
Solar PV energy	5,389		13,461	-
Cost of revenue
Land use right leasing	16,777	16,968	51,131	51,255
Solar PV energy	-	-	-	-
Gross Profits
Land use right leasing	282,817	286,046	861,929	864,019
Solar PV energy	5,389	-	13,461	-

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our September 30, 2015 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2014.

Overview

We have transitioned our business from mining to clean new energy, and mainly focus on the solar photovoltaic, or "PV", downstream market at present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. Our Huanghe Bay Project has generated revenue for the nine months ended September 30, 2015.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Springs Lake Theme Park Ltd. ("Huanghe"), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The land use right was not only our largest asset, but also the stable operating income to support our other business, with an annual rent of approximately $1.2 million (RMB 7,500,000).

The following is a summary of the book value of our land use rights as of September 30, 2015:

Cost	$20,144,229
Less: Accumulated amortization	(4,656,532)
Land use rights, net	$15,487,697

Amortization expenses were approximately $311,639 and $312,395 for the nine months ended September 30, 2015, and 2014, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,491,391 as of September 30, 2015, which includes net income for common stockholders of $410,900 for the nine months ended September 30, 2015. The Company's operations used cash of $104,754 for the nine months ended September 30, 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

Sales revenue

We generated total revenue of $304,983 for the three months ended September 30, 2015, compared with revenue of $303,014 for the three months ended September 30, 2014. Of the total revenue of $304,983, revenue of $299,594 was generated by land use right leasing, the other revenue of $5,389 was generated by solar PV energy. Both of the revenues for land use right leasing and solar PV energy are related party transactions. They are provided by Shaanxi Huanghe Bay Springs Lake Theme Park Ltd and Heyang County Huanghe Bay Resort Hotel Co., Ltd, respectively, both of which are companies whose controlling person is the same as the controlling person of the Company.

Operating Expenses

Total operating expense for the three months ended September 30, 2015 was $145,530 compared with operating expense of $241,262 for the three months ended September 30, 2014, representing a decrease of $95,732 or 40%. Administrative expense decreased by $47,612 or 61% for the quarter ended September 30, 2015. The amortization expense for the three months ended September 30, 2015 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended September 30, 2015 slightly decreased by $578 or 4%, compared with the same period of 2014, which was mainly due to the fluctuation of exchange rate. In addition, there was no bad debt expense occurred for the quarter ended September 30, 2015, while bad debt expense of $46,374 was provided for the quarter ended September 30, 2014, which was partially resulted in the decrease in operating expense.

Income before taxes for the three months ended September 30, 2015 was $142,541, compared to income of $46,846 for the three months ended September 30, 2014.

Net Income

We achieved net income of $142,541 for the three months ended September 30, 2015, compared to net income of $46,846 for the three months ended September 30, 2014. The increase in net income was primarily due to decrease in administrative expense and bad debt expense for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

Sales revenue

We generated total revenue of $926,521 for the nine months ended September 30, 2015, compared with revenue of $915,274 for the nine months ended September 30, 2014. Of the total revenue of $926,521, revenue of $913,060 was generated by land use rights leasing, the other revenue of $13,461 was generated by solar PV energy. Both of the revenues for land use rights leasing and solar PV energy are related party transactions. They are provided by Shaanxi Huanghe Bay Springs Lake Theme Park Ltd and Heyang County Huanghe Bay Resort Hotel Co., Ltd, respectively, both of which are companies whose controlling person is the same as the controlling person of the Company.

Operating Expenses

Total operating expense for the nine months ended September 30, 2015 was $456,958 compared with operating expense of $579,699 for the nine months ended September 30, 2014. Administrative expense decreased by $74,129 or 41% for the nine months ended September 30, 2015, which was mainly due to lesser professional fee incurred and lesser staffs employed for the nine months ended September 30, 2015. The amortization expense for the nine months ended September 30, 2015 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the nine months ended September 30, 2015 slightly decreased by $1,482 or 4%, compared with the same period of 2014, which was mainly due to the fluctuation of exchange rate. In addition, there was no bad debt expense occurred for the nine months ended September 30, 2015, while bad debt expense of $46,374 was provided for the nine months ended September 30, 2014, which partially resulted in the decrease in operating expense.

Income before taxes for the nine months ended September 30, 2015 was $417,494, compared to income of $285,863 for the nine months ended September 30, 2014.

Net Income

We achieved net income of $417,494 for the nine months ended September 30, 2015, compared to net income of $285,863 for the nine months ended September 30, 2014. The increase in net income was primarily due to decrease in administrative expense and bad debt expense for the nine months ended September 30, 2015.

Other Comprehensive Loss

Our other comprehensive losses were $550, 616 and $128,304 for the nine months ended September 30, 2015 and 2014 respectively. The comprehensive income for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders' Equity

Stockholders' equity increased to $17,753,136 as of September 30, 2015, from $16,313,807 as of December 31, 2014. The increase was due to the net income of $410,900, an increase in additional paid-in capital of $1,572, 451, and offset by other comprehensive loss (foreign currency translation income) of $550, 616, for the nine months ended September 30, 2015.

On September 15, 2015, the Company was exempt from the loan of RMB 10,000,000 (approximately $1,572, 451) owed to Shaanxi East Mining Co., Ltd, a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership). As both Shaanxi East Mining Co., Ltd and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $1,572,451 recorded as an adjustment to stockholders' equity (additional paid-in capital).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $104,754 for the nine months ended September 30, 2015, decreased by $49,390 or 32%, compared with net cash used of $154,144 for the nine months ended September 30, 2014. The adjustments to reconcile our net income to net cash flow include increased receivables of $926,521 from Shaanxi Huanghe Bay Springs Lake Theme Park Ltd and Heyang County Huanghe Bay Resort Hotel Co., Ltd, depreciation expense of $40,249, amortization of $311,639 for land use rights, an increase in operating assets of $242 and an increase in operating liability of $52,627.

Cash Flows From Investing Activities

There was no cash flow in investing activities for the nine months ended September 30, 2015. And net cash provided by investing activities of $69,943 for the nine months ended September 30, 2014 was the proceeds from related parties.

Cash Flows From Financing Activities

The Company borrowed $50,066 and $21,641 from its related parties for the nine months ended September 30, 2015 and 2014 respectively.

General

Collectability of our account receivable for the land use right leasing is important to our continuation of operation.

In addition, we have access to short and long term loans of cash from our directors or other related parties.

We received cash of $50,066 from our related parties for the nine months ended September 30, 2015.

Our current assets decreased by $58,653 and total assets decreased by $300,290 respectively.

We have cash of $15,902 and $72,156 as of September 30, 2015 and December 31, 2014 respectively.

We believe that we have sufficient cash to fund operations for the next twelve (12) months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the nine months ended September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

Changes in Internal Controls

During the nine months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We made no sales of unregistered securities during the nine months ended September 30, 2015.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

* This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: November 13, 2015	By:	/s/ Chen Wei Dong
Name: Chen Wei Dong
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Li Ping
Name: Li Ping
Title: Chief Financial Officer (Principal Financial Officer)

