Form 10-K
period 2015-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2016-04-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-52807

China Changjiang Mining & New Energy Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	75-2571032
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Twenty-fourth Floor, Block B, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi'An P.R. China 71005	+86(29) 8833-1685
(Address of Principal Executive Offices; Zip Code)	(Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, there were 64,629,559 shares of the registrant's common stock issued and outstanding of these 9,693,685 shares were held by non-affiliates of the registrant. The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2015, based on the average bid and ask price of such stock of $0.045 on June 30, 2015, was $436,216

At March 30, 2016, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Notes Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions, which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A "Risk Factors" included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to: "we," "us," "our," or the "Company" are to CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD., and its consolidated subsidiaries;

"MT" are to metric tons;

"PRC" and "China" are to the People's Republic of China;

"SEC" are to the Securities and Exchange Commission;

"Securities Act" are to the Securities Act of 1933, as amended;

"Exchange Act" are to the Securities Exchange Act of 1934, as amended;

"Renminbi" and "RMB" are to the legal currency of China; and

"U.S. dollars," "dollars" and "$" are to the legal currency of the United States.

2

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY LTD.

For the Fiscal Year Ended December 31, 2015

PART I

ITEM 1. BUSINESS.

Overview

China Changjiang Mining & New Energy Co., Ltd. (the "Company") is currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction ("EPC") contractor of photovoltaic ("PV") solar energy facilities ("SEF").We intend to design, engineer, construct, market and sell high-quality PV SEFs for commercial and utility applications to local markets.

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd. to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.42% as of December 31, 2015), and Wang Sheng Li, a director and shareholder of the Company (holding 2.36% as of December 31, 2015), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

Together with Mr. Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company, the Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd ("Changjiang PV"), to develop the new solar energy business in April 2012. We hold an indirect 51% interest in Changjiang PV. We and Mr. Zhang Hong Jun have invested in new energy industry for several years. With close relations with government departments and extensive personal connections, we devoted our major efforts to the solar photovoltaic downstream market after signing the mines disposing agreement in June 2012.

Our subsidiary, Changjiang PV, concentrates on the development and operation of EPC projects. Our first EPC project, the Weinan Hechuan 137KWp solar PV building applications has generated revenue for the year ended December 31, 2015 in the amount of $16,718.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million (RMB 7,500,000). As of December 31, 2015, we had only received rent payments for 2011 and no payments thereafter. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015.

Our Corporate History and Background

The Company is the result of a 2008 share exchange transaction among: (i) North American Gaming and Entertainment Corporation, a Delaware corporation ("North American"); (ii) Shaanxi Changjiang Petroleum & Energy Development Stock Co., Ltd. ("CJP"), a limited liability company established and existing under the law of People's Republic of China; and (iii) the shareholders of CJP, among whom the predominant shareholder, holding 97.2% of CJP's shares, was a Hong Kong company, Hong Kong Wah Bon Enterprise Limited ("Wah Bon"). After completion of the share exchange transaction, the Company entered into a reverse merger with North American.

At the time of the share exchange transaction, CJP owned 60%, and the Company continues to control, Shaanxi East Mining Co., Ltd., ("East Mining") which held the Chinese exploration license through which we pursued our exploration activity.

The share exchange was completed on February 4, 2008, resulting in the shareholders of CJP controlling approximately 96% of the equity ownership of North American. At the time of the closing of the share exchange, North American was a shell company domiciled in Delaware which filed reports under the Exchange Act and whose shares traded in the U.S. over-the-counter market. Wah Bon caused its subsidiary, CJP, to pay $370,000 in cash, and Wah Bon delivered shares constituting 97.2% of the outstanding equity of CJP, in exchange for 3,800,000 shares of North American common stock and 500,000 shares of Series C Preferred Stock of North American, which originally were entitled to 1,218 votes per share. Two U.S. individuals, through their advisory company, Capital Advisory Services, Inc., were paid in the aggregate 4,500,000 shares of North American. In June 2008, CJP changed its name to "Shaanxi Changjiang Mining &New Energy Co., Ltd ("Shaanxi Changjiang")."

Following the share exchange transaction, Wah Bon replaced North American's Board of Directors.

China Changjiang Mining & New Energy Co., Ltd. was incorporated in the state of Nevada on September 19, 2008 for the purposes of re-domesticating the Company from Delaware to Nevada, adopting the Company's current name, and to serve as the surviving company of a reverse merger with North American.

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

On September 15, 2010, the Company filed with the Nevada Secretary of State a Certificate of Designation and a Certificate of Conversion and Elimination of the Series C Convertible Preferred Stock, pursuant to which: (i) all shares of our Series C Preferred Stock were converted into shares of common stock at a rate of 1,218 shares of common stock for each outstanding share of Series C Preferred Stock; and (ii) we canceled and eliminated the Series C Preferred Stock. In the aggregate, the outstanding shares of the Company's Series C Preferred Stock were converted into 609 million shares of common stock.

As a result of these transactions, we currently have 250,000,000 authorized shares of common stock, par value $0.01 per share, of which 64,629,559 shares are issued and outstanding on the date of filing of this Form 10-K, and 10,000,000 authorized shares of preferred stock, of which no shares are presently issued and outstanding. At the time our share exchange transaction was completed, approximately 96% of the outstanding shares of North American were owned by Wah Bon. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

We established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd. ("Changjiang PV"), in April 2012 to develop the new solar energy business. Our subsidiary, Shaanxi Changjiang, owns 51% of Changjiang PV, and Mr. Zhang Hong Jun, the actual controller, owns the other 49%.

On December 30, 2013, we transferred all of the 60% equity of East Mining to our common control person, Mr. Zhang Hong Jun and one of the shareholders, Mr. Wang Sheng Li with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity of East Mining in this transaction.

Shaanxi Changjiang held 20% equity of Shaanxi Changjiang Electricity & New Energy Co., Ltd from 2008, with an investment cost of $315,658 (RMB 2, 000,000) and impairment of $183,429 was provided at the year ended December 31, 2013. On December 31, 2014 Shaanxi Changjiang disclaimed this 20% equity interest in exchange for a waiver of the debt of $201,899 owed to Shaanxi Changjiang Electricity & New Energy Co., Ltd.

Our organization chart as of December 31, 2015 is illustrated as follows.

Industry overview

Solar photovoltaic energy is an emerging, clean energy industry with a growing market share. The global solar PV market has grown from 6.1 Gigawatt ("GW") in 2008 to an estimated 49.7GW in 2014 but with imbalanced development. Application of solar energy in developed countries such as Germany and Japan, are relatively comprehensive and mature. At the present time, the Chinese PV downstream market is still in the initial stages of development, though most of the PV modules are manufactured in China.

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

It was estimated that, by 2020, if the Building Integrated PV ("BIPV") would be applied for 10% of the roof area and 15% of the facade area in the existing and new buildings in China, the potential market of BIPV applications would reach 1000GW, equivalent to 45 new installed capacity of the Three Gorges Hydropower Station.

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

Our products and services are expected to be largely represented through our Company's sales force located in Xi'an City and Weinan City, Shaanxi Province, China.

Current Business Operations

At the present time, our focus is on serving the local solar PV generation market.

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

We established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd. ("Changjiang PV"), in April 2012 to develop the local distributed solar PV business.

The following chart illustrates our distributed solar PV business model.

In September 2012, Changjiang PV entered into an agreement with Shaanxi Changling Solar Energy & Electric Co., Ltd ("Changling") to outsource the construction of a solar energy project located in Huanghe Bay Springs Lake Theme Park. The project, with a total contract amount of $310,548, was completed by the year end of 2012.

The project was designed to generate electricity preferentially for Huanghe, and sell the surplus power to the grid company. We have received the subsidy funds of $159,096 (RMB 1,000,000) from the local government for the project in December, 2012. For the year ended December 31, 2015, Huanghe Bay Project began to generate revenue of $16,718.

We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan, Heyang County, in the Shaanxi Province of China. And we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million (RMB 7,500,000). As of December 31, 2015, we had only received rent payments for 2011 and no payments thereafter. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015.

Solar PV Industry

General

Though we may be a new participant in solar PV industry, we also realized that the local downstream market of solar PV industry was as new as we are. Experience in some developed countries has shown that there should be a business opportunity in China's PV downstream market in the near future.

Each of our EPC projects is a strategic long-term investment, with relatively low risk, a stable cash inflow can be generated and little ongoing maintenance costs would be incurred once the project begins operations.

Competition

We anticipate that our competitors in the solar PV markets will be local and regional EPC contractors and developers. Other companies in China that engage in solar PV power generation that we consider to be likely competitors, include: Xi'an Huanghe Photovoltaic Technology Co., Ltd., Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co., Ltd., etc. These competitors have more experience in the operation of solar PV energy and have superior financial resources than we do.

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

The cost of electricity generated by PV products currently is very close to the cost of electricity generated from conventional power such as coal and hydropower in Chinese markets. A significant reduction in the scope or discontinuation of government incentive programs could cause demand for our products and our revenue to decline, and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Regulations issued or implemented by the State Council, China's National Development and Reform Commission ("NDRC"), and other relevant government authorities cover many aspects of new energy industry, including, but not limited to the following principal regulations:

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

China's Ministry of Construction issued a directive in June of 2005, which seeks to expand the use of solar energy in residential and commercial buildings and encourages the increased application of solar energy in townships. In addition, China's State Council promulgated a directive in June of 2005, which sets forth specific measures to conserve energy resources and encourage exploration, development and use of solar energy in China's western areas, which are not fully connected to electricity transmission grids, and other rural areas.

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

On September 4, 2006, China's Ministry of Finance and Ministry of Construction jointly promulgated the Interim Measures for Administration of Special Funds for Application of Renewable Energy in Building Construction, which provides that the Ministry of Finance will arrange special funds to support the application of renewable energy in building construction in order to enhance building energy efficiency, protect the ecological environment and reduce the consumption of fossil energy. These special funds provide significant support for the application of solar energy in hot water supply, refrigeration and heating, PV technology and lighting integrated into building construction materials.

On October 28, 2007, the Standing Committee of the National People's Congress adopted amendments to the PRC Energy-saving Law, which sets forth policies to encourage the conservation of energy in manufacturing, civic buildings, transportation, government agents and utilities sectors. The amendments also seek to expand the use of the solar energy in construction areas.

In March 2009, China's Ministry of Finance promulgated the Interim Measures for Administration of Government Subsidy Funds for Application of Solar Photovoltaic Technology in Building Construction, or the Interim Measures, to support the demonstration and the promotion of solar PV applications in China. Local governments are encouraged to issue and implement supporting policies for the development of solar PV technology. These Interim Measures set forth subsidy funds set at RMB 20 per watt for 2009 to cover solar PV systems integrated into building construction that have a minimum capacity of 50 kilowatt peak.

In April 2009, the Ministry of Finance and the Ministry of Housing and Urban-Rural Development jointly issued the "Guidelines for Declaration of Demonstration Project of Solar Photovoltaic Building Applications." These guidelines created a subsidy of up to RMB 20 per watt for building integrated PV or BIPV projects using solar-integrated building materials and components and up to RMB 15 per watt for BIPV projects using solar-integrated materials for rooftops or walls.

In July 2010, the Ministry of Housing and Urban-Rural Development issued the "City Illumination Administration Provisions" or the Illumination Provision. The Illumination Provisions encourage the installation and use of renewable energy system such as PV systems in the process of construction and re-construction of city illumination projects.

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

On March 1, 2013, China's State Council issued the "Twelfth Five Year Plan." The plan supports the promotion and development of renewable energy, including the solar energy. The plan also encourages the development of solar PV power stations in the areas with abundant solar power resource.

On November 18, 2013, the National Energy Bureau issued "The Interim Measures for the management of distributed photovoltaic power generation projects". The regulation contributes to promote the application of distributed photovoltaic power and regulate the projects management.

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

In the same month, the National Energy Administration of China released a list of 81 "New Energy Demonstration Cities" and eight "industrial demonstration parks" in 28 and 8 provinces respectively. These cities and zones are required to achieve their respective mandatory targets in terms of solar PV installations and the percentage of installed renewable energy power generation capacities by the end of 2015, or the end of the 12th Five-Year-Plan.

In February 2014, the Certification and Accreditation Administration and the National Energy Administration jointly issued the "Implementation Opinions on Strengthening the Testing and Certification of PV Products." The implementation opinions provide that only certified PV products may be connected to the public grid or receive government subsidies. The institutions that certify PV products must be approved by the Certification and Accreditation Administration. According to the implementation opinions, PV products that are subject to certification include PV battery parts, inverters, control devices, confluence devices, energy storage devices and independent PV systems.

In December, 2014, the National Energy Administration of China released a list of 30 "distributed solar photovoltaic industrial application demonstration zone" to encourage the development of distributed solar PV industry.

On January 28, 2015, the NEA of China announced the target for national solar installations in 2015 to be 15GW, 8GW of which would be targeted for utility scale, 7GW for distributed generation.

On December 24,2015, the National Development and Reform Commission promulgated the Notice on the improvement of photovoltaic electricity price, which announced a new standard on-grid price implemented from January 1, 2016 for solar PV electricity.

On December 15, 2015, the National Energy Bureau announced the annual plan for the development of solar PV. The solar power installed capacity will reach 160GW, and total annual investment will reach 200 billion RMB for 2016, in the light of the plan.

Restrictions on Foreign Businesses and Investments

The principal regulation governing foreign ownership of photovoltaic businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, updated and effective as of January 30, 2012. Under this regulation, industrial activity is categorized as "permitted," "restricted," or "prohibited." and the solar photovoltaic business is listed as an industry of "permitted" where foreign investments are encouraged.

Enterprise Income Tax

On March 16, 2007, the National People's Congress passed the Enterprise Income Tax Law ("the China EIT Law"), which was effective as of January 1, 2008.

The China EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose "de facto management body" is located in the PRC be treated as a resident enterprise for PRC tax purpose and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the "de facto management body" as "the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located." On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled "Notice regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their place of Effective Management." Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if ( )the senior management and the core management departments in charge of its daily operations mainly function in the PRC; ( ) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; ( ) its major assets, accounting books, company sales, minutes and files of board meetings and shareholders' meetings are located or kept in the PRC; and ( ) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the China EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to September 19, 2008.

The China EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company's jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The United States of America, where the Company is incorporated, has such tax treaty with China.

Our Employees

As of December 31, 2015, we had an aggregate of 12 employees, of whom 11 were full-time employees. This includes two people in marketing, three in maintenance and quality control, three in financial and accounting, and four in general management.

Available Information

We currently do not maintain a web site; however, our annual, periodic and current reports can be accessed on the web site of the SEC at www.sec.gov and printed free of charge.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. You should read the section entitled "Special Notes Regarding Forward-Looking Statements" above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

WE HAVE TRANSITIONED OUR BUSINESS FROM MINING TO NEW CLEAN ENERGY BUSINESS, WHICH INVOLVED SIGNIFICANT TRANSITION AND INTEGRATION RISK

We disposed of our mining business sector in 2013, and currently we are developing our new clean energy solar business. This change involves significant transition and integration risks, both because we are required to end our participation in mining operations and wind down our existing relationships prior to our being able to participate in a new energy business and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new business) in connection with these changes. The significant transition and integration risks include:

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

We have generated revenue in solar PV business for the years ended December 31, 2014 and 2015 in the amounts of $26,908 and $16,718, respectively. However, our limited operating history makes the prediction of future results of operations difficult, and in addition, we cannot assure that the existing management model is suitable for the EPC project development.

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

Usually, the local government bears the financial subsidy. If the local finance is too tight to offer the subsidy, the change of incentive policy may be the only choice. Though we don't think the national incentive policy shall be significant changed in the near future, the local financial subsidy policy adjustment could have a material effect on our business directly.

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

We mainly focus on the local solar PV downstream market. Our competitors include Xi'an Huanghe Photovoltaic Technology Co., Ltd., Shaanxi Tuori New Energy Technology Limited, and Shaanxi Changling Electric Co., Ltd., etc. Most of them have a stronger market position than ours, more sophisticated technologies greater resources and better name recognition than we do.

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

In China, all property is owned by the central government. Unlike deeds or other evidence of a fee simple ownership interest, land use rights are always subject to fixed periods and permitted land use, usually for long periods of time. These periods are frequently 50 years. Disputes over land use right are common. A loss of our property rights would cause material damage to the Company and the price of its securities and could result in the loss of the entire value of our Company.

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA

WE ARE SUBJECT TO THE POLITICAL AND ECONOMIC POLICIES OF THE PEOPLE'S REPUBLIC OF CHINA, AND GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR INTENDED BUSINESS.

All of our assets and operations are in the PRC. As a result, our operating results and financial performance as well as the value of our securities could be affected by adverse changes in economic, political and social conditions in China.

The Chinese government adopted a policy to transition from a planned economy to a market driven economy in 1978. Since then, the economy of the PRC has undergone rapid modernization, although the Chinese government still exerts a dominant force in the nation's economy. This continues to include reservation to the state of land use rights, and includes controls on foreign exchange rates and restrictions or prohibitions on foreign ownership in various industries. All lands in China are state owned and only limited "land use rights" are conveyed to business enterprises or individuals.

All of our intended exploration and mining activities require approvals from the local government authorities in China. Obtaining governmental approval is typically a lengthy and difficult process with no guaranty of success. Since the lands where our activities are located were acquired through the grant of a land use right, changes in government policy could adversely affect our business.

The Chinese government operates the economy in many industries through various five-year plans and even annual plans. A large degree of uncertainty is associated with potential changes in these plans. Since China's economic reforms have no precedent, there can be no assurance that future changes will not create materially adverse conditions for our business.

FLUCTUATION OF THE CHINESE CURRENCY COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We expect that our future revenues and expenses will be generated in China, but our reporting currency is US dollars and reported results will be affected by exchange rate fluctuations between the RMB and the US dollar. We cannot give any assurance that the value of the RMB will continue to appreciate, or even remain stable against the US dollar or any other foreign currency. Accordingly, we may experience economic losses and negative impacts, as reported in U.S. Dollars, as a result of foreign exchange rate fluctuations.

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

Our officers and directors currently control approximately 85% of our common stock. So long as they continue to hold, directly or indirectly, shares of common stock representing more than 50% of the combined voting power of our common stock, they will be able to direct the election of all of the members of our board of directors who will determine our strategic plans and financing decisions and appoint top management. They will also be able to determine the outcome of substantially all matters submitted to a vote of our stockholders, including matters involving mergers, acquisitions and other transactions resulting in a change of control of us, and our pursuit of corporate opportunities. They may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to holders of our common stock or adversely affect us or other investors.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE FINRA'S SALES PRACTICES, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock currently. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and "accredited investors", as defined. Rule 15g-2 requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market, and cautions investors against making a hurried investment decision. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction. The broker-dealer must also send a confirmation of these prices after the trade. After a purchase of penny stock, the broker-dealer must send a monthly account statement that gives an estimate of the value of each penny stock purchased.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.

Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the SEC, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker- dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

Corporate Headquarters

Our corporate headquarters, consisting of 178 square meters, are located at Twenty-fourth Floor,Block B, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, 710075. Our telephone number is (86)29-88331685 and our fax number is (86)29-88332335. We moved to this office that was owned by Shaanxi Baishui Dukang Liquor Co., Ltd, one of our related parties, in April 2015. We are allowed to occupy the space for free.

Land use right leasing Parcel

All land in China is owned by the state. Individuals and companies are permitted to acquire rights to use land, or "land use rights," for specific purposes. In the case of land used for commercial purposes, the land use rights are granted for a period of 50 years. The original period, and any subsequent periods, may be renewed prior to their expiration. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We have land use rights (certificate No. (2006) 3240001), in a 5.7 square kilometer parcel in Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province. We currently lease a portion of this parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a related party of the Company, for the development and operation of a theme park. The lease expires on December 31, 2029.

The photograph below shows an overview of our land in Huanghe Bay.

The solar PV parcel

We owned a solar PV project, Huanghe Bay Project, as of December 31, 2015, located in the Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The trading of our stock was suspended on April 1, 2011 by the SEC and resumed on April 17, 2014. Except the suspension period, the Company's common stock was traded over-the-counter and quoted from time to time in the Over-the-Counter ("OTC") Bulletin Board under the trading symbol "CHJI.". There is currently a thinly traded market for the Company's common stock on the OTC Markets Group, Inc. Pink Current Tier. The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

		BID PRICE
CALENDAR YEAR	QUARTER	high	low
2015	Fourth quarter	0.0400	0.0350
2015	Third quarter	0.0450	0.0400
2015	Second quarter	0.0450	0.0450
2015	First quarter	0.1300	0.0400
2014	Fourth quarter	0.0400	0.0400
2014	Third quarter	0.0900	0.0200
2014	Second quarter (from April 17, 2014)	0.5100	0.0001

Holders

As of December 31, 2015, we had 3,582 record holders of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 10-K.

Overview

We have transitioned our business from mining to clean new energy, and mainly focus on the solar photovoltaic, or "PV", downstream market at present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. Our Huanghe Bay Project has generated revenue for the year ended December 31, 2014 and 2015.

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining &New Energy Co., Ltd. ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.43% as of December 31, 2013), and Wang Sheng Li, a director and shareholder of the Company (holding 11.52% as of December 31, 2013), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB 5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.),, a company with Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50 year term. The Land use right was our largest asset, with an annual rent of approximately $1.2 million (RMB 7, 500,000).

As of December 31, 2015, we only received rent payment of 2011 and no any collection afterwards. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015.

Our land use rights are amortized over 50-year term. The following is a summary of the book value of our land use rights as of December 31, 2015:

Cost	$19,719,353
Less: Accumulated amortization	4,656,915
Land use rights, net	$15,062,438

The amortization expense for the year ended December 31, 2015 and December 31, 2014 was $411,717 and $416,527, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,403,166 as of December 31, 2015, which includes net loss of $4,655,722 for the year ended December 31, 2015. The Company's operations used cash was $133,137 in 2015.

In the past, the Company relied on the loan received from the related parties, and cash generated from operations to meet its operating requirements. Although the Company was successful in the past in obtaining financing, there can be no assurance that it will be able to obtain adequate financing in the future or that the terms of such financings will still be favorable. However in the event that we have insufficient cash to meet our operating requirements, our related companies and shareholders will commit to provide loan to maintain liquidity.

We believe that we have adequate capital to assure that we will be able to meet our obligations or obtain sufficient capital to complete our plan of operations for the next twelve (12) months.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Sales revenue

We generated revenue of $16,718 from solar PV energy segment for the year ended December 31, 2015, compared with the revenue of $26,908 for the year ended December 31, 2014. We did not recognize land use right leasing revenue for the year ended December 31, 2015, because we could not expect the recovery of this revenue, while we recognized land use right leasing revenue of $1,220,365 for the year ended December 31, 2014. As a result, the revenue was $16,718 for the year ended December 31, 2015, while the total revenue was $1,247,273 for the year ended December 31, 2014.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 increased to $4,674,545 from comparable figure of $748,934 for the year ended December 31, 2014, representing an increase of $3,925,611, or 524%. The operating expenses increased significantly because we wrote off a total balance of $3,897,124 due from related parties and total balance of $71,820 receivable from third parties due to uncertain collectability. And the depreciation expense slightly decreased to $53,174, from comparable figure of $55,324. The amortization expense for the year ended December 31, 2015 remained stable, as no addition or disposal occurred for Land use rights.

Net Income (Loss)

Net Loss for the year ended December 31, 2015 was $4,655,722, as compared to a net income of $429,045 for year ended December 31, 2014. The significant decline in our operating results was mainly attributable to the bad debt expense of $3,968,944 for the year ended December 31, 2015.

Comprehensive Income (Loss)

Our comprehensive loss for the year ended December 31, 2015 was $5,321,924 compared with comprehensive income of $326,210 for the year ended December 31, 2014. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between U.S. Dollar and Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon). The exchange rate of RMB against USD depreciated from 6.1460 as of December 31, 2014 to 6.4907 as of December 31, 2015, resulting in the other comprehensive loss of $666,202 for the year ended December 31, 2015, compared with the other comprehensive loss of $102,835 for the year ended December 31, 2014.

Stockholders' Equity

Stockholders' equity decreased to $10,540,118 as of December 31, 2015, or approximately 31%, from $15,211,685 as of December 31, 2014. The significant decrease was primarily due to the net loss of 4,655,722, the other comprehensive loss of $666,202, and offset by an increase in additional paid-in capital of $495,510 for the year ended December 31, 2015.

The increase in additional paid in capital was mainly due to an exemption from the loan of RMB10,000,000 (approximately $1,572,451) owed to Shaanxi East Mining Co., Ltd, a related party of the Company, an exemption from the salary and rent payable of $97,164 that had been paid by the related parties, offset by a decrease of $770,333 in writing off a receivable due from Shaanxi Jiuzu Shaokang Liquor Co., Ltd., and a decrease of $354,353 in writing off a receivable due from Shaanxi Changfa Industrial Co., Ltd.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $133,138 for the year ended December 31, 2015 was primarily attributable to allowance for doubtful accounts of $4,171,598 occurred in 2015. The adjustments to reconcile our net loss to net cash flow mainly include depreciation and amortization expense of $464,891, imputed expense of $97,164, an increase in due from related party of $16,718, a decrease in operating liability of $200,180, and a decrease in other current assets and prepayment of $5,829.

Net cash used in operating activities of $204,019 for the year ended December 31, 2014 was primarily attributable to its outstanding receivable from related parties of $1,247,273 occurred in 2014. The adjustments to reconcile our net income to net cash flow mainly include depreciation and amortization expense of $471,851, allowance for double accounts of $46,374, an increase in operating liability of $68,568, and a decrease in other current assets and prepayment of $27,416.

Cash Flows From Investing Activities

There is no cash flow in investing activities for the year ended December 31, 2015

Net cash provided by investing activities of $80,683 for the year ended December 31, 2014 was incurred from the decreased balance of due from related parties.

Cash Flows From Financing Activities

Net cash provided by financing activities of $68,426 for the year ended December 31, 2015 was the proceeds from related parties.

Net cash provided by financing activities of $31,404 for the year ended December 31, 2014 was the proceeds from related parties.

General

As in previous year, we have access to short and long term loans of cash from our directors or other related parties.

The Company borrowed $68,426 from related parties for the year ended December 31, 2015.

Our current assets decreased by $137,266 and total assets decreased by $6,899,617 respectively. The decreased current assets were resulted from our decrease in cash in bank and decrease in other current assets and prepayments as of December 31, 2015. And the decreased total assets were mainly due to the writing off receivables due from related parties.

We have cash of $13,550 and $72,156 as of December 31, 2015 and 2014 respectively. The significant decrease of cash balance was partially due to the fact that we did not receive any cash for our business for the year ended December 31, 2015.

However, we believe that we have sufficient cash to fund operations for the next twelve months.

FINANCING

We anticipated that cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations in 2015.

Going Concern

We had a working capital deficit of $1,268,257 as of December 31, 2015 and had a negative cash flow from operating activities amounted to $133,138 for the year ended December 31, 2015. If we cannot generate enough cash flow from its operating activities, we will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We plan to continue to control our administrative expenses in the coming periods as well as further develop our sales from our main business.

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

We are currently leasing the land use right to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., a related company with the same controlling person, for the development and operation of a theme park. We generally collect the annual rent every year, and then recognize land use right leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

We also supply electricity power by the solar PV energy segment. The electricity revenue is earned and recognized upon transmission of electricity to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a related company with the same controlling person.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co.,Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Dukang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd., Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd.

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

Foreign currency translation gain or loss is reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) and stockholders' equity. The translation loss recorded for the years ended December 31, 2015 was $666,202, and the translation loss for the year ended December 31, 2014 were $102,835. The equity accounts were stated at their historical rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form10-K, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Internal Control over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We note the following deficiencies that management believes to be material weaknesses:

a)

Various members of the Company's executive management are also members of its board of directors, including the board's chairman. This situation prevents a truly independent review of the actions of the Company's management.

b)

The Company does not have an independent audit committee to oversee the external financial reporting process and the internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002. This, in combination with the lack of an independent board of directors, creates a material weakness in the oversight of the Company's management, its internal control and its financial reporting process.

c)	The Company does not have sufficient knowledge of all the necessary financial statement disclosures that are required to be made in accordance with US GAAP.

d)

The Company failed to provide adequate supervision on recognizing revenue from related parties in accordance with US GAAP. Additionally, the Company does not have well-established procedures to authorize and approve related party transactions.

Based on the material weakness described above, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in internal control - Integrated framework issued by the COSO.

The Company intends to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

1.	We intend to recruit independent directors such that at least a majority of our Board is independent.

2.

We intend to constitute audit, nominating and compensation committees comprised entirely of independent directors and to adopt committee charters for those committees, in accordance with the corporate governance standards of the New York Stock Exchange. We intend that at least one member of our Audit Committee will qualify as an "Audit Committee financial expert."

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2015.

POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY

Chen Wei Dong	45	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	48	Director
Wang Sheng Li	48	Director
Li Ping	53	Chief Financial Officer
Li Ping	41	Director
Tian Hai Long	42	Director
Chen Min	40	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2015 none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2015 we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2015, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involved for the past ten years in any of the events listed in item 401(f) of Regulation S-K. No family relationships exist between any of our executive officers and directors.

Chen Wei Dong – President, Chief Executive Officer and Chairman of the Board

Mr. Chen is the President, Chief Executive Officer and Chairman of our board of directors. He has served in these functions since March 2006. From 2001 to January 2006, he served as the General Manager of Du Kang Trading Company, a distributor of alcoholic beverages. Mr. Chen graduated from China's Northwestern University majoring in Enterprise Management. We believe Mr. Chen's qualifications to serve on our board of directors include his expertise in business and corporate strategy, and his knowledge regarding our Company and industry.

Zhang Hong Jun – Director

Mr. Zhang has been a director of our Company since August 2006. In 2000, he was named to serve as the Executive Commissioner of the Shaanxi Federation of Industry & Commerce, an academician of the China Academy of Management of Science, the Shaanxi Deputy of the National People's Congress, a member of the Shaanxi Executive Commission of the Political Consultation Committee, and the Vice Chairman of the Beijing Federation of Shaanxi Commerce. From February 2002 to May 2006, Mr. Zhang served as Chairman and CEO of Shaanxi Bai Shui Du Kang Liquor Co., where his responsibilities included raising capital, as well as corporate culture and brand construction. Mr. Zhang received his MBA Certificate from the China Academy of Management of Science. He joined our board in August 2006. Our board believes that his entrepreneurial qualities, his governmental, political and association experience, and his business acumen offer a valuable perspective to our Company.

Wang Sheng Li – Director

Mr. Wang has been a director of our Company since March 2006. From 1998 to March 2006, he served as the general manager of Xi Deng Hui Alcohol Co. Ltd. Mr. Wang is in charge of the development and maintenance of our public relations, as well as the leasing of our real estate. Mr. Wang studied in Xi'an Petroleum University Electron Construction School, where he majored in computers. We believe that Mr. Wang's qualifications to serve on our board of directors include his significant local community network as well as his knowledge regarding our Company and our industry.

Li Ping – Chief Financial Officer

Ms. Li has been our Chief Financial Officer since March 2008. From 2000 to 2005, she worked as CFO of China Life Insurance Company, Weinan branch. From September 2005 to January 2008, Ms. Li was a professor at China's Northwest Business College. Ms. Li has substantial experience in financial management and in the regulations, tax system and banking business of China. Ms. Li studied in the Shaanxi Finance and Economics College from 1985 to 1991, where she majored in Finance and Economics Management. Our board of directors believes that Ms. Li's judgment, decision making, and experience in the financial and accounting industry, provide a valuable perspective to our Company.

Tian Hai Long – Director

Mr. Tian has been a director of the Company since March 2006. From May 1998 to December 2006, he served as the marketing director in Shaan Xi Hong Yuan E-commerce Limited Co., and as marketing general manager for Shaan Xi Bai Shui Trade Limited Co. Mr. Tian participates in formulating the Company's mineral resources market research work and establishing our network database for minerals logistics. He studied in Xi'an Technological University Electronic Information School, where he majored in e-commerce and marketing management. We believe Mr. Tian's qualifications to serve on our board of Directors include his extensive experience in marketing as well as his knowledge of our Company and industry.

Chen Min – Director

Ms. Chen was appointed as a director of the Company in September 2006. She was in charge of item funds management and budget in a bridge design Company from March 2000 to September 2006. She worked in a national machinery manufacturing enterprise from 1997 to 2000. She obtained a bachelor degree from the Northern West University in Financial and foreign exchange management in 1996. We believe that Ms. Chen's qualifications to serve on our board of directors include her strong social network as well as her knowledge regarding our Company and our industry.

Li Ping – Director

Ms. Li has been a director of the Company since September 2006. From 2002 to 2006, she was a teacher in Shaanxi Northwest Metallurgy College. She graduated from Shaanxi Metallurgy College in 1992 and majored in Metallurgy. We believe that Ms. Li's qualifications to serve on our board of directors include her strong social network as well as her knowledge regarding our Company and our industry.

Audit Committee

We did not have an audit committee at December 31, 2015, and we are in the process of developing one.

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

Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: China Changjiang Mining & New Energy Co., Ltd., 24th Floor, Xinhui Mansion, Gaoxin Road, Hi-Tech Zone, Xi'An, P.R. China, 710075.

We are in the process of reviewing and updating our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, no Section 16 (a) reports were required to be filed with regard to the fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2015 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2015 that received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000.

Summary Compensation Table — Fiscal Years Ended December 31, 2015 and 2014

Name and principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chen Weidong (Chairman of Board and CEO)	2014	110,647	-	-	-	-	-	-	110,647
	2015	9,650	-	-	-	-	-	-	9,650

1) Compensation paid in RMB has been converted at the rate of $1USD = 6.2175RMB.

Director Compensation

In 2015, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2015, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan

We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2015 for:

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

The number of shares and percentages of beneficial ownership set forth below are based on 64,629,559 shares of common stock outstanding as of December 31, 2015.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	0.94%
Zhang Hong Jun (2)	35,174,152	54.42%
Wang Sheng Li (3)	1,523,498	2.36%
Li Ping (4)	6,079,408	9.41%
Tian Hai Long (5)	6,079,408	9.41%
Chen Min (6)	5,470,859	8.46%
Li Ping	0	0%
Officers and Directors as a Group (7 people)	54,935,874	85.00%

_____________

(1)	The address for each beneficial owner is Seventeenth Floor, Xinhui Mansion, Gaoxin Road Hi-Tech Zone, Xi'An P.R. China 71005.
(2)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Mr. Zhang
(3)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Mr. Wang
(4)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Mr. Li
(5)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Mr. Tian
(6)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Ms. Chen

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES TRANSACTIONS.

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms. Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co.,Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Dukang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd., Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd.

(a) Loans from related parties

Loan from related parties consists of the following:

	December 31, 2015	December 31, 2014
Shaanxi Jiuzu Shaokang Liquor Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$813,537	interest free

Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	1,164,107	1,246,025	interest free

Zhongke Aerospace & Agriculture Development Stock Co., Ltd., manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	-	459,649	interest free

Shaanxi Tangrenjie Advertising Media Co., Ltd., manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	5,007	5,288	interest free

Shaanxi Changfa Industrial Co., Ltd, controlled by Zhang Hongjun, the Director and principal shareholder of the Company	-	374,227	interest free

Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	-	22,779	interest free
	$1,169,114	$2,921,505

At the year end of 2015, the Company decided to write off total balances of $1,628,468 (equivalent to RMB 10,125,000) due from related parties due to the uncertain collectability. Those receivable balances consist of $454,363 receivable from Zhongke Aerospace & Agriculture Development Stock Co., Ltd., $804,182 receivable from Shaanxi Jiuzu Shaokang Liquor Co., Ltd. and $369,924 receivable from Shaanxi Changfa Industrial Co., Ltd. As Shaanxi Jiuzu Shaokang Liquor Co., Ltd. is owned by Zhang Hongjun (95% ownership), Shaanxi Changfa Industrial Co., Ltd. is owned by Zhang Hongjun (39% ownership) and Shaanxi Changjiang (13% ownership), the write-offs are accounted for as a transaction between entities under common control with $1,174,105 recorded as an adjustment to stockholder's equity (additional paid-in capital).

(b) Sales revenue from related parties

	December 31, 2015	December 31, 2014
Shaanxi Huanghe Bay Ecological Agriculture Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$3,660,918	interest free

Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$7,151	$26,906	interest free
	7,151	3,687,824

The Company entered into a lease and a complementary agreement with Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a company owed by Zhang Hongjun (82% ownership), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB 7,500,000). As of December 31, 2015, the Company only received rent payment of 2011 and no any collection afterward. Due to the uncertain collectability, the Company decided to write off all the uncollected receivables related to land lease in the amount of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015.

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of December 31, 2015, no collection has been received. The Company wrote off the receivable balance of $26,597 (equivalent to RMB 165,366) for 2014 and the remaining receivable balance was $7,151 at December 31, 2015.

(c) Loans due to related parties

	December 31, 2015	December 31, 2014
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$385,166	$406,769

Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	58,391	16,759

Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	56,614	1,701,956

Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	9,244	9,762

Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	941	993
	$510,356	$2,136,239

The office space occupied by Shaanxi Pacific is a property owned by Zhang Hongjun, the Company is allowed to use it for free.

The office space occupied by Changjiang PV is a property owned by Shaanxi Xi Deng Hui Development Stock Co., Ltd., a related party. The Company is allowed to use it for free.

In April 2015, Shaanxi Jiuzu Shaokang Liquor Co., Ltd. made rent payment of RMB 12,000 (approximately $1,930) on behalf of Shaanxi Changjiang and agreed to waive the repayment. Since Shaanxi Jiuzu Shaokang Liquor Co., Ltd. is owed by Zhang Hongjun (95% ownership), the exemption of $1930 is accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid in capital).

During the year ended December 31, 2015, Shaanxi Dukang Liquor Trading Co., Ltd. and Shaanxi Dukang Liquor Group Co., Ltd. made salary payment of RMB 592,119 (approximately $95,234) on behalf of Shaanxi Changjiang and agreed to waive the repayment. Since Shannxi Dukang Liquor Trading Co., Ltd. is owned by Zhang Hongjun (40% ownership) and Shaanxi Dukang Liquor Group Co., Ltd. (40% ownership) and Zhang Hongjun is the principal owner of Shaanxi Dukang Liquor Group Co., Ltd., the exemption of $95,234 is accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid in capital).

On September 15, 2015, the Company was exempt from the loan of RMB 10,000,000 (approximately $1,572,451) owed to Shaanxi East Mining Co., Ltd, a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership). As both Shaanxi East Mining Co., Ltd and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $1,572,451 recorded as an adjustment to stockholders' equity (additional paid-in capital).

(d) Loans due to shareholders

	December 31, 2015	December 31, 2014
Due to Wang Shengli	$1,699,954	$1,795,296

Due to Zhang Hongjun	934,722	987,147

Due to Chen Min	584,501	609,549
	$3,219,177	$3,391,992

Review, Approval or Ratification of Transactions with Related Persons

The Company's policy with regard to any transactions between the Company and a related person is that such transactions must be on terms at least as favorable to the Company as arms'-length transactions of similar types with unaffiliated third parties. Additionally, all related party transactions must be disclosed to, and considered and approved by, our board of directors prior to entering into any such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

On August 20, 2012, we engaged MaloneBailey LLP ("MaloneBailey"), as the Company's new independent registered public accounting firm.

The following table represents the aggregate fees billed for professional audit services rendered to MaloneBailey for the audit of our financial statements for the year ended December 31, 2015 and 2014.

	For the year ended December 31, 2015	For the year ended December 31, 2014
Audit Fees (1)	$45,000	$45,000

Audit-Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Accounting Fees and Services	$45,000	$45,000

________

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this 10K:

Number	Exhibit Description	Footnote Reference

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-K for 2011)	(2)

3.2	Bylaws (filed as Exhibit 3.2 to the Form 10-K for 2011)	(2)

10.1	Plan of Exchange dated May 30, 2007 by and among North American Gaming and Entertainment Company, and SHAANXI CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG YOU XIAN GONG SI (filed as Exhibit 10.1 the Company's Form 8-K filed on February 6, 2008)	(1)

10.2	Lock Up Agreement among North American Gaming and Entertainment Company, E H. Hawes Trust, E. H. Hawes, II, Richard P. Crane and Daryl Case (filed as Exhibit 10.2 the Company's Form 8-K filed on February 6, 2008)	(1)

10.3	Lock-up Agreement (filed as Exhibit 10.3 the Company's Form 8-K filed on February 6, 2008)	(1)

10.4	Mining Exploration Certificate (filed as Exhibit 10.4 the Company's Form 8-K filed on February 6, 2008)	(1)

10.5	Land Use Right (filed as Exhibit 10.5 the Company's Form 8-K filed on February 6, 2008)	(1)

10.6	Lease Agreement	(1)

10.7	Transfer Contract for the Guojialing - Jiaoshanzhai Lead & Zinc Exploration rights in Xunyng County, Shaanxi Province dated June 1, 2012 with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights (filed as Exhibit 10.7 to the Form 10-K for 2011)	(2)

14	Code of Ethics (filed as Exhibit 14 to the Form 10-K for 2011)	(2)

21	Subsidiaries (filed as Exhibit 21 to this Form 10-K)	*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

_____________

* Filed herewith.

** The foregoing certifications under Exhibit 32.1 and 32.2 are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not filed with the Securities and Exchange Commission as part of the Form 10-K or as a separate disclosure document and are not incorporated by reference into any filing of China Changjiang Mining & New Energy Co., Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of1934, as amended, irrespective of any general incorporation language contained in such filings.

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

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: April 14, 2016	By:	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President

Date: April 14, 2016	By:	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman	April 14, 2016
of Board of Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Financial Officer)	April 14, 2016

/s/ Zhang Hong Jun	Director	April 14, 2016

/s/ Wang Sheng Li	Director	April 14, 2016

/s/ Tian Hai Long	Director	April 14, 2016

/s/ Chen Min	Director	April 14, 2016

/s/ Li Ping	Director	April 14, 2016

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China Changjiang Mining & New Energy Company, Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Company, Ltd. and its subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the consolidated statements of income and comprehensive income (loss), changes in equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Changjiang Mining & New Energy Company, Ltd. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered operating loss and had working capital deficiency, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2016

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$13,550	$72,156
Other current assets and prepayments	1,875	80,535
Total Current Assets	15,425	152,691

Property, plant and equipment, net	246,480	314,480
Land use rights, net	15,062,438	16,323,725
Due from related parties	1,176,265	6,609,329
TOTAL ASSETS	$16,500,608	$23,400,225

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD

CONSOLIDATED BALANCE SHEETS (continued)

AS OF DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	December 31,	December 31,
	2015	2014
LIABILITIES AND EQUITY
Current Liabilities
Other payables and accrued liabilities	1,283,682	1,558,187
Total Current Liabilities	1,283,682	1,558,187

Non-current liabilities
Due to related parties	510,356	2,136,239
Due to shareholders	3,219,177	3,391,992
Total Liabilities	5,013,215	7,086,418

EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2015 and 2014)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2015 and 2014)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,906,150	15,410,640
Accumulated deficit	(7,403,166)	(2,902,291)
Accumulated other comprehensive income	1,880,097	2,546,299
TOTAL SHAREHOLDERS' EQUITY	10,540,118	15,211,685
Non-controlling interest	947,275	1,102,122
TOTAL EQUITY	11,487,393	16,313,807
TOTAL LIABILITIES AND EQUITY	$16,500,608	$23,400,225

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	For the Year Ended December 31,
	2015	2014

Sales revenue - related party	$16,718	1,247,273
Cost of revenue	9,253	68,340
Gross Profit	7,465	1,178,933

Operating expenses
General and administrative expenses	4,209,654	277,083
Depreciation	53,174	55,324
Amortization	411,717	416,527
Total operating expenses	4,674,545	748,934

Income (loss) from operations	(4,667,080)	429,999

Other Income (Expenses)
Interest income	139	3,376
Interest expenses	(679)	-
Other income (expense)	11,898	(4,330)
Total Other Income (Expense)	11,358	(954)

Income (loss) before tax	(4,655,722)	429,045

Income tax expense (benefit)	-	-

Net income (loss)	$(4,655,722)	$429,045

Net income (loss) attributable to:
Non-controlling interests	(154,847)	5,353
Common Stockholders	(4,500,875)	423,692

Other comprehensive income (loss)
Foreign currency translation adjustments	(666,202)	(102,835)
Total Comprehensive Income (Loss)	$(5,321,924)	326,210

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	(0.07)	0.01
Diluted	(0.07)	0.01

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholder's	Non-Controlling	Total
	No. of Shares	Par Value	No. of Shares	Par Value	Capital	Income (Loss)	Deficit	Equity	Interest	Equity

Balance as of December 31, 2013	64,629,559	$646,295	17,572,494	$(489,258)	$13,316,682	$2,649,134	$(3,325,983)	$12,796,870	$1,096,769	$13,893,639
Net income	-	-	-	-	-	-	423,692	423,692	5,353	429,045
Extinguishment of related party loan	-	-	-	-	2,093,958	-	-	2,093,958	-	2,093,958
Foreign currency translation adjustments	-	-	-	-	-	(102,835)	-	(102,835)	-	(102,835)
Balance as of December 31, 2014	64,629,559	646,295	17,572,494	(489,258)	$15,410,640	$2,546,299	$(2,902,291)	$15,211,685	$1,102,122	$16,313,807
Net loss	-	-	-	-	-	-	(4,500,875)	(4,500,875)	(154,847)	(4,655,722)
Imputed expenses					97,164			97,164	-	97,164
Forgiveness of receivables from entity under common control	-	-	-	-	(1,174,105)	-	-	(1,174,105)		(1,174,105)
Extinguishment of related party loan	-	-	-	-	1,572,451	-	-	1,572,451	-	1,572,451
Foreign currency translation adjustments	-	-	-	-	-	(666,202)	-	(666,202)	-	(666,202)
Balance as of December 31, 2015	64,629,559	$646,295	17,572,494	$(489,258)	$15,906,150	$1,880,097	$(7,403,166)	$10,540,118	$947,275	$11,487,393

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	For the Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,655,722)	$429,045
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	464,891	471,851
Imputed expenses	97,164	-
Allowance for doubtful accounts	4,171,598	46,374
Changes in operating assets and liabilities:
Due from related party	(16,718)	(1,247,273)
Other current assets and prepayments	5,829	27,416
Other payables and accrued liabilities	(200,180)	68,568
CASH USED IN OPERATING ACTIVITIES	(133,138)	(204,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	-	80,683
CASH PROVIDED BY INVESTING ACTIVITIES	-	80,683

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	68,426	31,404
CASH PROVIDED BY FINANCING ACTIVITIES	68,426	31,404

Effect of exchange rate changes on cash and cash equivalents	6,106	4,222

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,606)	(87,710)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$72,156	$159,866
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,550	$72,156

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

Non-Cash Transactions
Forgiveness of receivables from entity under common control	$1,174,105	$-
Netting off LT investment with due to related party	$-	$140,637
Extinguishment of related party loan	$1,572,451	$2,093,958

See accompanying notes to the consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Changjiang Mining & New Energy Company, Ltd. ("China Changjiang", "we", the "Company") was incorporated under the laws of the State of Delaware in 1969.

Hong Kong Wah Bon Enterprise Limited ("Wah Bon") was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shaanxi Pacific New Energy Development Company Limited ("Shaanxi Pacific") was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 as an investment holding company.

Shaanxi Changjiang Mining & New Energy Company, Ltd ("Shaanxi Changjiang") (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xi'An, PRC.

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

On September 2, 2007, Wah Bon acquired 100% ownership of Shaanxi Pacific for a cash consideration of $128,205.

On May 30, 2007, amended to July 5, 2007, North American Gaming and Entertainment Corporation ("North American") entered into a Material Definitive Agreement, pursuant to which the shareholders of Shaanxi Changjiang exchanged all their shares in Shaanxi Changjiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American which carried the right of 1,218 votes per share and was convertible to 609,000,000 common shares. In connection with the exchange, Shaanxi Changjiang also delivered $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock were automatically converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining & New Energy Co. Limited and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon became a wholly owned subsidiary of North American.

There was a 10 to 1 reverse stock split for the Company's common stock during December 2009 and all the shares information are retroactively restated to reflect the reverse stock split. The preferred stock holders will not convert their C convertible preferred stock until after the completion of the reverse stock split.

On February 9, 2010, we filed a Certificate of Amendment to our Articles of Incorporation to effect a 1-for-10 reverse stock split of our common stock. The 1-for-10 reverse split was approved by FINRA on July 30, 2010, effective August 2, 2010.

The Company was reincorporated from the state of Delaware to the state of Nevada with the intent to effect a statutory merger of the Delaware corporation "North American Gaming and Entertainment Corporation" into China Changjiang and to swap all issued and outstanding shares in the Delaware corporation for comparable shares in China Changjiang and dissolve the Delaware corporation.

The merger of North American and Wah Bon was treated for accounting purposes as a capital transaction and recapitalization by Wah Bon ("the accounting acquirer") and re-organization by North American ("the accounting acquiree"). The consolidated financial statements have been prepared as if the reorganization had occurred retroactively.

On February 4, 2008, we acquired Wah Bon and its three subsidiaries: Shaanxi Pacific; Shaanxi Changjiang and East Mining. Wah Bon owns 100% of Shaanxi Pacific. Shaanxi Pacific owns 97.2% of Shaanxi Changjiang; and Shaanxi Changjiang owns 60% of East Mining. The minority interests represent the minority shareholders' 2.8% and 40% share of the results of Shaanxi Changjiang and East Mining respectively.

The Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd. ("Changjiang PV") in April 2012. The Company's subsidiary, Shaanxi Changjiang accounted for 51% shares of Changjiang PV, and Mr. Zhang Hong Jun, the director and principal shareholder of the Company, accounted for the other 49% shares.

On December 30, 2013, the Company transferred all of its 60% equity of East Mining to its director and principal shareholder, Mr. Zhang Hong Jun and one of its shareholders, Mr. Wang Sheng Li with a consideration of $885,696 (RMB 5,400,000). Each of the acquirers obtained 30% equity of East Mining in this transaction. There is no gain or loss recognized because this is a transaction between entities under common control.

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

The accompanying consolidated financial statements as of December 31, 2015 and 2014 consolidate the financial statements of China Changjiang and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Shaanxi Pacific, 97.2% owned subsidiary Shaanxi Changjiang and 51% owned subsidiary Changjiang PV. The minority interests represent the minority shareholders' 2.8% shares of the results of Shaanxi Changjiang and 49% shares of the results of Changjiang PV. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

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

(d)	Going Concern

The Company had a working capital deficit of $1,268,257 as of December 31, 2015 and had a negative cash flow from operating activities amounted to $133,138 for the year ended December 31, 2015. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further developing its sales from its main business.

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

In preparing of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

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

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

(l)	Fair value of financial instruments

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

It is management's opinion that the estimated fair values of the financial instruments including other current assets and prepayments and other payables and accrued liabilities are not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

(m)	Foreign Currency Translation

The Company maintains its consolidated financial statements in the functional currency. The functional currency of China Changjiang is US dollar ("USD"), the functional currency of "Wah Bon" is Hong Kong dollar ("HKD"), and the functional currency of "Shaanxi Pacific", "Shaanxi Changjiang" and "Changjiang PV" are the Renminbi ("RMB"). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon", "Shaanxi Pacific", "Shaanxi Changjiang" and "Changjiang PV" which are prepared using the functional currency have been translated into United States dollars ("USD"). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	December 31, 2015	December 31, 2014
Period end US$ : RMB exchange rate	6.4907	6.1460
Average periodic US$ : RMB exchange rate	6.2175	6.1457

USD to HKD

	December 31, 2015	December 31, 2014
Period end US$ : UHK exchange rate	7.7504	7.7580
Average periodic US$ : UHK exchange rate	7.7521	7.7519

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

(n)	Related Party

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

(o)	Revenue Recognition

The Company recognizes revenue when the earnings process is complete, both significant risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

The Company supplied electricity power by its solar PV energy segment. The electricity revenue is earned and recognized upon transmission of electricity to Heyang County Huanghe Bay Resort Hotel Co., Ltd., a related company.

(p)	Income Taxes

ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

(q)	Comprehensive Income/Loss

Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a consolidated financial statement that is presented with the same prominence as other financial statements. At present, the only component of other comprehensive income is the company's foreign currency translation adjustment.

(r)	Earnings/Loss per share

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

(s)	Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in the ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. . The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

(t)	Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net earnings and financial position.

3.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2015	December 31, 2014
Cost
Motor vehicles	$224,859	$237,471
EPC equipment	301,583	318,498
Office equipment	12,475	21,783
Total	538,917	577,752

Accumulated depreciation	(292,437)	(263,272)

Property, plant and equipment, net	$246,480	$314,480

Depreciation expenses for the years ended December 31, 2015 and 2014 were $53,174 and $55,324 respectively.

4.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2015	December 31, 2014

Cost of Land use right	$19,719,353	$20,825,318
Accumulated Amortization of Land use right	(4,656,915)	(4,501,593)
Intangible Asset, net	$15,062,438	$16,323,725

Amortization expenses were approximately $411,717 and $416,527 for the years ended December 31, 2015, and 2014, respectively.

5.	DUE FROM RELATED PARTIES

The balance of $1,176,265 due from related parties included loans receivable of $1,169,114 from related parties and accounts receivable of $7,151 generated from related party revenue.

(a) Loans from related parties

The loans owed by related parties are unsecured, interest free and not expected to be paid within twelve months from December 31, 2015.

Loans receivable from related parties consists of the following:

	December 31, 2015	December 31, 2014
Shaanxi Jiuzu Shaokang Liquor Co., Ltd. (Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$813,537	interest free
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	1,164,107	1,246,025	interest free
Zhongke Aerospace & Agriculture Development Stock Co., Ltd., manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	-	459,649	interest free
Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	5,007	5,288	interest free
Shaanxi Changfa Industrial Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	-	374,227	interest free
Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	-	22,779	interest free
	$1,169,114	$2,921,505

In April 2015, Shaanxi Changjiang moved to a new office that is owned by Shaanxi Baishui Dukang Liquor Co., Ltd., a related company. Shaanxi Changjiang is allowed to occupy the space for free.

At the year end of 2015, the Company decided to write off total balances of $1,628,468 (equivalent to RMB 10,125,000) due from related parties due to the uncertain collectability. Those receivable balances consist of $454,363 receivable from Zhongke Aerospace & Agriculture Development Stock Co., Ltd., $804,181 receivable from Shaanxi Jiuzu Shaokang Liquor Co., Ltd. and $369,924 receivable from Shaanxi Changfa Industrial Co., Ltd. As Shaanxi Jiuzu Shaokang Liquor Co., Ltd. is owned by Zhang Hongjun (95% ownership), Shaanxi Changfa Industrial Co., Ltd. is owned by Zhang Hongjun (39% ownership) and Shaanxi Changjiang (13% ownership), the write-offs of $1,174,105 related to those companies are accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid-in capital).

(b) Sales revenue from related parties

The Company entered into a lease and a complementary agreement with Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a company owed by Zhang Hongjun (82% ownership), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd. for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB 7,500,000). As of December 31, 2015, the Company only received rent payment for year 2011 and no any collection afterward. Due to the uncertain collectability, the Company decided to write off all the uncollected receivables related to land lease in the amount of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015.

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of December 31, 2015, no collection has been received. The Company wrote off the receivable balance of $26,597 (equivalent to RMB 165,366) for 2014 and the remaining receivable balance was $7,151 at December 31, 2015.

Accounts receivable from related parties consists of the following:

	December 31, 2015	December 31, 2014
Shaanxi Huanghe Bay Ecological Agriculture Co.,Ltd. (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$3,660,918	interest free
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$7,151	$26,906	interest free
	7,151	3,687,824

6.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2015	December 31, 2014

Tax payable	$64,696	$273,358
Salary and welfare payable	302	318
Other payable	1,218,684	1,284,511
	$1,283,682	$1,558,187

7.	DUE TO RELATED PARTIES

The balance of $510,356 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from December 31, 2015.

	December 31, 2015	December 31, 2014
Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co.,Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$385,166	$406,769
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	58,391	16,759
Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	56,614	1,701,956
Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	9,244	9,762
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	941	993
	$510,356	$2,136,239

The office space occupied by Shaanxi Pacific is a property owned by Zhang Hongjun, the Company is allowed to use it for free.

The office space occupied by Changjiang PV is a property owned by Shaanxi Xi Deng Hui Development Stock Co., Ltd., a related party. The Company is allowed to use it for free.

In April 2015, Shaanxi Jiuzu Shaokang Liquor Co., Ltd. made rent payment of RMB 12,000 (approximately $1,930) on behalf of Shaanxi Changjiang and agreed to waive the repayment. Since Shaanxi Jiuzu Shaokang Liquor Co., Ltd. is owed by Zhang Hongjun (95% ownership), the exemption of $1,930 is accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid - in capital).

During the year ended December 31, 2015, Shaanxi Dukang Liquor Trading Co., Ltd. and Shaanxi Dukang Liquor Group Co., Ltd. made salary payment of RMB 592,119 (approximately $95,234) on behalf of Shaanxi Changjiang and agreed to waive the repayment. Since Shannxi Dukang Liquor Trading Co., Ltd. is owned by Zhang Hongjun (40% ownership) and Shaanxi Dukang Liquor Group Co., Ltd. (40% ownership) and Zhang Hongjun is the principal owner of Shaanxi Dukang Liquor Group Co., Ltd., the exemption of $95,234 is accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid - in capital). Additionally, Shaanxi Xi Deng Hui Development Stock Co., Ltd. made salary payment of RMB 73,980 (approximately $11,898) on behalf of the Company and later agreed to waive the repayment. The exemption of $11,898 is recorded as other income for the year ended December 31, 2015.

On September 15, 2015, the Company was exempt from the loan of RMB 10,000,000 (approximately $1,572,451) owed to Shaanxi East Mining Co., Ltd, a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership). As both Shaanxi East Mining Co., Ltd and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $1,572,451 recorded as an adjustment to stockholders' equity (additional paid-in capital).

8.	DUE TO SHAREHOLDERS

The balance of $3,219,177 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from December 31, 2015.

Due to shareholders consist of the following:

	December 31, 2015	December 31, 2014
Due to Wang Shengli	$1,699,954	$1,795,296
Due to Zhang Hongjun	934,722	987,147
Due to Chen Min	584,501	609,549
	$3,219,177	$3,391,992

9.	INCOME TAX

China Changjiang is incorporated in the United States and has incurred net operating income of nil, as for income tax purposes, both for the years ended December 31, 2015 and 2014. The Company's other subsidiaries are subject to income tax described below.

Hong Kong

Wah Bon is incorporated in Hong Kong and subject to Hong Kong profits tax. Wah Bon has no operating profit or tax liabilities during the years ended December 31, 2015 and 2014.

PRC

On March 16, 2007, the National People's Congress passed the Enterprise Income Tax Law ("the China EIT Law"), which was effective as of January 1, 2008.

Shaanxi Pacific, Shaanxi Changjiang and Changjiang PV are incorporated in the PRC and subject to 25% China statutory tax rate. Shaanxi Pacific did not incur any operating income for the years ended December 31, 2015 and 2014. Shaanxi Changjiang incurred net loss, for income tax purpose, for the year ended December 31, 2015, and had net income for the year ended December 31, 2014. Changjiang PV had net losses for the year ended December 31, 2015 and 2014.

The China EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose "de facto management body" is located in the PRC be treated as a resident enterprise for PRC tax purpose and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the China EIT Law merely defines the location of the "de facto management body" as "the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located." On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled "Notice regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their place of Effective Management." Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company sales, minutes and files of board meetings and shareholders' meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the China EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to September 19, 2008.

The China EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company's jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The United States of America, where the Company is incorporated, has such tax treaty with China.

As no entities had any net income, the Company did not provide any income tax expense for the year ended December 31, 2015. And the Company also did not provide income tax expense for the year ended December 31, 2014 due to the use of net loss carry-forwards from prior years.

The following table reconciles the statutory U.S. federal income tax rate to the Company's effective income tax rate

	For the year ended December 31, 2015	For the year ended December 31, 2014
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-25%	-25%
Effective income tax rate	0%	0%

As of December 31, 2015, the Company's PRC subsidiaries had net taxable operating loss carry-forwards of approximately $1,505,660. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company's cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $376,415 was recorded.

Components of the Company's net deferred tax assets are set forth below:

	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carry-forwards	$376,415	$185,148
Total of deferred tax assets	$376,415	$185,148
Less: valuation allowance	$(376,415)	$(185,148)
Net deferred assets	$-	$-

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the standard "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company's evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

10.	SEGMENT INFORMATION

The Company operated in two reportable segments, Land use right leasing, and solar PV energy for the year ended December 31, 2014. The Company did not recognize Land use right leasing revenue for the year ended December 31, 2015 because of the uncertain collectability of this revenue. See Note 5.

Summarized information by business segment for the years ended December 31, 2015 and 2014 is as follows.

	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenue
Land use right leasing	$-	$1,220,365
Solar PV energy	16,718	26,908
Cost of revenue
Land use right leasing	-	68,340
Solar PV energy	9,253	-
Gross Profits
Land use right leasing	-	1,152,025
Solar PV energy	7,465	26,908

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

11.	OPERATING LEASE

Shaanxi Changjiang entered into a lease agreement for the lease of its office space in February 2011 for two years expired on March 1, 2013. The agreement was renewed in February 2013 for an additional year with the annual lease payment increased to RMB100,000 (approximately $16,084). The agreement was further renewed in 2014 to extend the expiration date to April 30, 2015 with annual lease payment remained unchanged.

Rental expense for the years ended December 31, 2015 and 2014 was $8,256 and $19,200, respectively.

12.	SUBSEQUENT EVENTS

In January 2016, the Company borrowed two one-year loans in the total amount of $29,273 (equivalent to RMB 190,000) from Shaanxi Dukang Liquor Trading Co., Ltd., a related party of the Company. The loans are unsecured, bearing no interest and were borrowed to maintain cash flow for the Company's operations.

