Form 10-Q
period 2016-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2016-05-16
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-05474

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

At May 13, 2016, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value per share.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4.	MINE SAFETY DISCLOSURES	10

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS	11

SIGNATURES		12

EX-31.1 (CERTIFICATION)

EX-31.2 (CERTIFICATION)

EX-32.1 (CERTIFICATION)

EX-32.2 (CERTIFICATION)

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	F-2

Consolidated Statements of Income and Comprehensive Income (Loss) For the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-3

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-10

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,667	$13,550
Other current assets and prepayments	3,263	1,875
Total Current Assets	14,930	15,425

Property, plant and equipment, net	239,489	246,480
Land use rights, net	15,063,169	15,062,438
Due from related parties	1,184,073	1,176,265
TOTAL ASSETS	$16,501,661	$16,500,608

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Other payables and accrued liabilities	1,294,628	1,283,682
Total Current Liabilities	1,294,628	1,283,682
Non-current liabilities
Due to related parties	543,210	510,356
Due to shareholders	3,239,643	3,219,177
Total Long-term Liabilities	3,782,853	3,729,533
TOTAL LIABILITIES	$5,077,481	$5,013,215

SHAREHOLDERS' EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of March 31, 2016 and December 31, 2015)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,906,150	15,906,150
Accumulated deficit	(7,534,527)	(7,403,166)
Non-controlling interests	939,987	947,275
Accumulated other comprehensive income	1,955,533	1,880,097
TOTAL SHAREHOLDERS' EQUITY	11,424,180	11,487,393

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,501,661	$16,500,608

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2016	2015
	Unaudited	Unaudited

Sales revenue - related party	$-	309,183
Cost of revenue	-	17,113
Gross Profit	-	292,070

Operating expenses
Administrative expenses	32,161	36,945
Depreciation	8,507	13,470
Amortization	97,861	104,300
Total operating expenses	138,529	154,715

Income (loss) from operations	(138,529)	137,355

Other Income (Expenses)
Interest income	-	91
Interest expenses	(120)	(314)
Total Other Expenses	(120)	(223)

Income (loss) before tax	(138,649)	137,132

Income tax expense (benefit)	-	-

Net (loss) income	(138,649)	137,132

Net income (loss) attributable to:
Non-controlling interests	(7,288)	1,615
Common Stockholders	(131,361)	135,517

Other comprehensive income (loss)
Foreign currency translation adjustments	75,436	100,081
Total Comprehensive Income (Loss)	$(63,213)	237,213

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	(0.00)	(0.00)
Diluted	(0.00)	(0.00)

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(138,649)	$137,132
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	106,368	117,770
Changes in operating assets and liabilities:
Due from Huanghe Bay	-	(309,183)
Other current assets and prepayments	(1,356)	706
Other payables and accrued liabilities	2,391	16,831
CASH USED IN OPERARATIONS	(31,246)	(36,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	-	16,657
CASH PROVIDED BY INVESTING ACTIVITIES	-	16,657

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	29,054	-
CASH PROVIDED BY FINANCING ACTIVITIES	29,054	-

Effect of exchange rate changes on cash and cash equivalents	309	578

NET DECREASE IN CASH	(1,883)	(19,509)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$13,550	$72,156
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,667	$52,647

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by China Changjiang Mining & New Energy Co., Ltd. and its consolidated subsidiaries (the 'Company') as described in the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements for the three-month period ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements. Operating results for the three-month period ended March 31, 2016 are not indicative of the results that may be expected for the full year ending December 31, 2016.

(a) Going Concern

The Company had a working capital deficit of $1,279,698 as of March 31, 2016 and had a negative cash flow from operating activities amounted to $31,246 for the three months period ended March 31, 2016. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	March 31, 2016	December 31, 2015
Period end USD : RMB exchange rate	6.4479	6.4907
Average periodic USD : RMB exchange rate	6.5395	6.2175

USD to HKD

	March 31, 2016	December 31, 2015
Period end USD : HKD exchange rate	7.7548	7.7504
Average periodic USD : HKD exchange rate	7.7734	7.7521

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

(d) Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". The amendments in this ASU add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in this ASU, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

2. LAND USE RIGHTS, NET

The following is a summary of land use rights, net:

	March 31, 2016	December 31, 2015
Cost of Land Use Rights	$19,850,246	$19,719,353
Accumulated Amortization of Land Use Rights	(4,787,077)	(4,656,915)
Land Use Rights, Net	$15,063,169	$15,062,438

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $97,861 and $104,300 for the three months ended March 31, 2016 and 2015, respectively.

3. DUE FROM RELATED PARTIES

The balance of $1,184,073 due from related parties included loans of $1,176,874 from related parties and accounts receivable of $7,199 generated from related parties revenues.

(1) Loans from related parties

The loans owed by related parties are unsecured, interest free and not expected to be paid within twelve months from March 31, 2016.

Loan from related parties consists of the following:

	March 31,	December 31,
	2016	2015	Interest

Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,171,834	$1,164,107	Interest free
Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	$5,040	$5,007	Interest free
Total	$1,176,874	$1,169,114

In April 2015, Shaanxi Changjiang moved to a new office that is owned by Shaanxi Baishui Dukang Liquor Co., Ltd., a related company. Shaanxi Changjiang is allowed to occupy the space for free.

(2) Sales revenue from related parties

The Company entered into a lease and a complementary agreement with Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a company owed by Zhang Hongjun (82% ownership), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd. for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB 7,500,000). As of March 31, 2016, the Company only received rent payment for year 2011 and no any collection afterward. Due to the uncertain collectability, the Company decided to write off all the uncollected receivables related to land lease in the amount of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015 and thereafter.

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of December 31, 2015, no collection has been received. The Company wrote off the receivable balance of $26,597 (equivalent to RMB 165,366) for 2014 and the remaining receivable balance was $7,151 at December 31, 2015.

Accounts receivable from related parties consists of the following:

	March 31,	December 31,
	2016	2015	Interest

Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$7,199	$7,151	Interest free
Total	$7,199	$7,151

4. DUE TO RELATED PARTIES

The balance of $543,210 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from March 31, 2016.

Due to related parties consists of the following.

	March 31,	December 31,
	2016	2015

Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co.,Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$387,723	$385,166
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$88,246	$58,391
Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$56,990	$56,614
Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$9,305	$9,244
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	$946	$941
Total	$543,210	$510,356

The office space occupied by Shaanxi Pacific is a property owned by Zhang Hongjun, the Company is allowed to use it for free.

The office space occupied by Changjiang PV is a property owned by Shaanxi Xi Deng Hui Development Stock Co., Ltd., a related party. The Company is allowed to use it for free.

5. DUE TO SHAREHOLDERS

The balance of $3,239,643 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from March 31, 2016.

Due to shareholders consists of the following:

	March 31, 2016	December 31, 2015

Due to Wang Shengli	$1,711,237	$1,699,954
Due to Zhang Hongjun	940,928	934,722
Due to Chen Min	$587,478	$584,501
	$3,239,643	$3,219,177

6. INCOME TAXES

The Company did not have income tax expense or income tax payable due to the use of net loss carryover from prior years.

As of March 31, 2016, the Company had net taxable operating loss carry forwards of approximately $1,545,778. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company's cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $386,445 was recorded.

Components of the Company's net deferred tax assets are set forth below:

	March 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry-forward	$386,445	$376,415
Total of Deferred tax assets	$386,445	$376,415
Less: valuation allowance	$(386,445)	$(376,415)
Net deferred assets	$-	$-

7. SEGMENT INFORMATION

The Company operated in two reportable segments, Land use right leasing, and Solar PV energy for the three months ended March 31, 2016. The Company did not recognize Land use right leasing revenue for the three months ended March 31, 2016 because of the uncertain collectability of the revenues. See Note 3.

Summarized information by business segment for the three months ended March 31, 2016 and 2015 is as follows.

	For the Three months ended March 31,
	2016	2015
Revenue
Land use right leasing	$-	$305,584
Solar PV energy	$-	$3,599
Cost of revenue
Land use right leasing	$-	$17,113
Solar PV energy	$-	$-
Gross Profits
Land use right leasing	$-	$288,471
Solar PV energy	$-	$3,599

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

8. SUBSEQUENT EVENTS

On April 12, 2016, the Company borrowed loan of $21,666 (RMB140,000) from Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a related party of the Company, for daily operating purpose. The loan is interest free, unsecured, and matures in April 2017.

On April 28, 2016, the Company borrowed a loan of $3,080 (RMB20,000) from Shaanxi Dukang Liquor Trading Co., Ltd, a related party of the Company, for daily operating purpose. The loan is interest free, unsecured, and matures in April 2017.

On April 29, 2016, the cancellation of Shaanxi East Mining Co., Ltd., a related party of the Company, was approved by the Administration of Industry and Commerce of Shaanxi Province. The principal shareholder of Shaanxi East Mining Co., Ltd. was Zhang Hongjun, the controlling person of the Company. As of March 31, 2016, the Company owed $56,990 to Shaanxi East Mining Co., Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our March 31, 2016 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2015.

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

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd. ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.42% as of March 31, 2016), and Wang Sheng Li, a director and shareholder of the Company (holding 2.36% as of March 31, 2016), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB 5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

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

As of March 31, 2016, we only received rent payment of 2011 and no any collection afterwards. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015 and for the three months ended March 31, 2016.

The following is a summary of the book value of our land use rights as of March 31, 2016:

Cost	$19,850,246
Less: Accumulated amortization	(4,787,077)
Land use rights, net	$15,063,169

Amortization expenses were $97,861 and $104,300 for the three months ended March 31, 2016 and 2015, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,534,527 as of March 31, 2016, which includes net loss for common stockholders of $131,361 for the three months ended March 31, 2016. The Company's operations used cash of $31,246 for the three months ended March 31, 2016.

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

RESULTS OF OPERATIONS

Sales revenue

We did not recognize revenue for the three months ended March 31, 2016 due to uncertainty of collectability, compared with revenue of $309,183 for the three months ended March 31, 2015.

Operating Expenses

Total operating expense for the three months ended March 31, 2016 was $138,529 compared with operating expense of $154,715 for the three months ended March 31, 2015, representing a decrease of $16,186 or 10%. Administrative expense decreased by $4,784 or 13% for the quarter ended March 31, 2016. The amortization expense for the three months ended March 31, 2016 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended March 31, 2016 decreased by $4,963 or 37%, compared with the same period of 2015, which was mainly due to the disposal of property occurred in May 2015.

Loss before taxes for the three months ended March 31, 2016 was $138,649, compared to income of $137,132 for the three months ended March 31, 2015.

Net Loss

We incurred net loss of $138,649 for the three months ended March 31, 2016, compared to net income of $137,132 for the three months ended March 31, 2015. Because we did not recognize revenue for Land use right leasing segment and Solar PV segment due to uncertainty of collectability.

Other Comprehensive Income

Our other comprehensive incomes were $75, 436 and $100,081 for the three months ended March 31, 2016 and 2015 respectively. The comprehensive income for each period referred to net income plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders' Equity

Stockholders' equity decreased to $11,424,180 as of March 31, 2016, from $11,487,393 as of December 31, 2015. The decrease was due to the net loss of $138,649, and offset by other comprehensive income (foreign currency translation income) of $75, 436, for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $31,246 for the three months ended March 31, 2016, decreased by $5,498 or 15%, compared with net cash used of $36,744 for the three months ended March 31, 2015. The adjustments to reconcile our net loss to net cash flow include depreciation expense of $8,507, amortization of $97,861 for land use rights, an increase in operating assets of $1,356 and an increase in operating liability of $2,391.

Cash Flows From Investing Activities

There was no cash flow in investing activities for the three months ended March 31, 2016. And net cash provided by investing activities of $16,657 for the three months ended March 31, 2015 was the proceeds from related parties.

Cash Flows From Financing Activities

The Company borrowed $29,054 and $0 from its related parties for the three months ended March 31, 2016 and 2015 respectively.

General

As in previous year, we have access to short and long term loans of cash from our directors or other related parties.

The Company borrowed $29,054 from related parties for the three months ended March 31, 2016.

Our current assets decreased by $495 and total assets increased by $1,053 respectively.

We have cash of $11,667 and $13,550 as of March 31, 2016 and December 31, 2015 respectively.

We believe that we have sufficient cash to fund operations for the next twelve (12) months.

FINANCING

We anticipated the cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the three months ended March 31, 2016.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co.,Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Dukang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd., Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd, and Shaanxi Du Kang Liquor Group Co., Ltd.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

Changes in Internal Controls

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the three months ended March 31, 2016.

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

____________

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

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD. (Registrant)

Date: May 13, 2016	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

