Form 10-Q
period 2016-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2016-08-11
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 11, 2016, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	F-1 - F-2

Consolidated Statements of Income and Comprehensive Income (Loss) For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	F-3 - F-4

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015 (Unaudited)	F-5 - F6

Notes to Consolidated Financial Statements (Unaudited)	F-7 - F-12

3

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$10,226	$13,550
Other current assets and prepayments	1,221	1,875
Total Current Assets	11,447	15,425

Property, plant and equipment, net	224,969	246,480
Land use rights, net	14,523,564	15,062,438
Due from related parties	1,144,977	1,176,265
TOTAL ASSETS	$15,904,957	$16,500,608

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015 (Continued)

(Stated in US Dollars)

	June 30,	December 31,
	2016	2015
LIABILITIES & SHAREHOLDERS' EQUITY	(Unaudited)
Current Liabilities
Other payables and accrued liabilities	1,255,210	1,283,682
Total Current Liabilities	1,255,210	1,283,682
Non-current liabilities
Due to related parties	498,254	510,356
Due to shareholders	3,148,309	3,219,177
Total Long-term Liabilities	3,646,563	3,729,533
TOTAL LIABILITIES	$4,901,773	$5,013,215

SHAREHOLDERS' EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of June 30, 2016 and December 31 ,2015)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,961,463	15,906,150
Accumulated deficit	(7,667,238)	(7,403,166)
Non-controlling interest	935,376	947,275
Accumulated other comprehensive income	1,616,546	1,880,097
Total Shareholders' Equity	11,003,184	11,487,393

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,904,957	$16,500,608

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Stated in US Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited

Sales revenue - related party	$7,506	312,355	$7,506	621,538
Cost of revenue	1,882	17,241	1,882	34,354
Gross Profit	5,624	295,114	5,624	587,184

Operating expenses
Administrative expenses	37,038	38,057	69,199	75,002
Depreciation	7,601	13,572	16,108	27,042
Amortization	97,984	105,084	195,845	209,384
Total operating expenses	142,623	156,713	281,152	311,428

Income (Loss) from operations	(136,999)	138,401	(275,528)	275,756

Other Income (Expenses)
Interest income	9	31	9	122
Interest expenses	(332)	(119)	(452)	(433)
Other expenses	-	(492)		(492)
Total Other Expense	(323)	(580)	(443)	(803)

Income (Loss) before tax	(137,322)	137,821	(275,971)	274,953

Income tax expense (benefit)	-	-	-	-

Net income (loss)	(137,322)	137,821	(275,971)	274,953

Net income (loss) attributable to:
Non-controlling interests	(4,611)	2,102	(11,899)	3,717
Common stockholders	(132,711)	135,719	(264,072)	271,236

Other comprehensive income (loss)
Foreign currency translation adjustments	(338,987)	55,786	(263,551)	155,867
Total Comprehensive Income (Loss)	$(476,309)	193,607	(539,522)	430,820

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	(0.00)	0.00	(0.00)	0.00
Diluted	(0.00)	0.00	(0.00)	0.00

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Stated in US Dollars)

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(275,971)	$274,953
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	211,953	236,426
Changes in operating assets and liabilities:
Due from related party	(5,624)	(621,538)
Other current assets and prepayments	621	269
Other payables and accrued liabilities	1,051	33,911
CASH USED IN OPERARATING ACTIVITIES	(67,970)	(75,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	65,796	24,120
CASH PROVIDED BY FINANCING ACTIVITIES	65,796	24,120

Effect of exchange rate changes on cash and cash equivalents	(1,150)	1,216

NET DECREASE IN CASH	(3,324)	(50,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$13,550	$72,156
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,226	$21,513

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

Non-Cash Transactions
Extinguishment of related party loan	$55,313	$-

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by China Changjiang Mining & New Energy Co., Ltd. and its consolidated subsidiaries (the 'Company') as described in the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements for the six-month period ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements. Operating results for the six-month period ended June 30, 2016 are not indicative of the results that may be expected for the full year ending December 31, 2016.

(a) Going Concern

The Company had a working capital deficit of $1,243,763 as of June 30, 2016 and had a negative cash flow from operating activities amounted to $67,970 for the six months period ended June 30, 2016. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	June 30, 2016	December 31, 2015
Period end USD : RMB exchange rate	6.6434	6.4907
Average periodic USD : RMB exchange rate	6.5354	6.2175

USD to HKD

	June 30, 2016	December 31, 2015
Period end USD : HKD exchange rate	7.7586	7.7504
Average periodic USD : HKD exchange rate	7.7670	7.7521

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

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in this ASU, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

2. LAND USE RIGHTS, NET

The following is a summary of land use rights, net:

	June 30, 2016	December 31, 2015
Cost of Land Use Rights	$19,266,099	$19,719,353
Accumulated Amortization of Land Use Rights	(4,742,535)	(4,656,915)
Land Use Rights, Net	$14,523,564	$15,062,438

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $195,845 and $209,384 for the six months ended June 30, 2016 and 2015, respectively.

3. DUE FROM RELATED PARTIES

The balance of $1,144,977 due from related parties included loans of $1,132,458 from related parties and accounts receivable of $12,519 generated from related parties revenues.

(1) Loans from related parties

The loans owed by related parties are unsecured, interest free and not expected to be paid within twelve months from June 30, 2016.

Loan from related parties consists of the following:

	June 30,	December 31,
	2016	2015	Interest
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,127,566	$1,164,107	Interest free
Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	$4,892	$5,007	Interest free
Total	$1,132,458	$1,169,114

In April 2015, Shaanxi Changjiang moved to a new office that is owned by Shaanxi Baishui Dukang Liquor Co., Ltd., a related company. Shaanxi Changjiang is allowed to occupy the space for free.

(2) Sales revenue from related parties

The Company entered into a lease and a complementary agreement with Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a company owned by Zhang Hongjun (82% ownership), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd. for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB 7,500,000). As of June 30, 2016, the Company only received rent payment for year 2011 and no any collection afterward. Due to the uncertain collectability, the Company decided to write off all the uncollected receivables related to land lease in the amount of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015 and thereafter.

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of June 30, 2016, no collection has been received. The Company wrote off the receivable balance of $26,597 (equivalent to RMB 165,366) for 2014 and the remaining receivable balance was $12,519 at June 30, 2016.

Accounts receivable from related parties consists of the following:

	June 30, 2016	December 31, 2015	Interest
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$12,519	$7,151	Interest free
Total	$12,519	$7,151

4. DUE TO RELATED PARTIES

The balance of $498,254 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from June 30, 2016.

Due to related parties consists of the following.

	June 30, 2016	December 31, 2015
Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co., Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$376,313	$385,166

Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$90,917	$58,391

Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company (officially canceled on April 29, 2016)	$-	$56,614

Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$9,032	$9,244

Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	$918	$941

Shaanxi Huanghe Bay Ecological Agriculture Co.,Ltd. (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$21,074	$-

Total	$498,254	$510,356

Shaanxi East Mining Co., Ltd., a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership), cancelled its registration on April 29, 2016 and agreed to forgive the loan borrowed by the Company. As both Shaanxi East Mining Co., Ltd. and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $55,313 recorded as an adjustment to stockholders' equity (additional paid-in capital).

The office space occupied by Shaanxi Pacific is a property owned by Zhang Hongjun, the Company is allowed to use it for free.

The office space occupied by Changjiang PV is a property owned by Shaanxi Xi Deng Hui Development Stock Co., Ltd., a related party. The Company is allowed to use it for free.

5. DUE TO SHAREHOLDERS

The balance of $3,148,309 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from June 30, 2016.

Due to shareholders consists of the following:

	June 30, 2016	December 31, 2015
Due to Wang Shengli	$1,660,879	$1,699,954
Due to Zhang Hongjun	913,238	934,722
Due to Chen Min	$574,192	$584,501
	$3,148,309	$3,219,177

6. INCOME TAXES

The Company did not have income tax expense or income tax payable due to the use of net loss carryover from prior years.

As of June 30, 2016, the Company had net taxable operating loss carry forwards of approximately $1,590,982. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company's cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $397,745 was recorded.

Components of the Company's net deferred tax assets are set forth below:

	June 30, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry-forward	$397,745	$376,415
Total of Deferred tax assets	$397,745	$376,415
Less: valuation allowance	$(397,745)	$(376,415)
Net deferred assets	$-	$-

7. SEGMENT INFORMATION

The Company operated in two reportable segments, Land use right leasing, and Solar PV energy for the six months ended June 30, 2016. The Company did not recognize Land use right leasing revenue for the six months ended June 30, 2016 because of the uncertain collectability of the revenues. See Note 3.

Summarized information by business segment for the three and six months ended June 30, 2016 and 2015 is as follows.

	For the Three months ended June 30,		For the Six months ended June 30,
	2016	2015	2016	2015
Revenue	$		$
Land use right leasing	-	307,882	-	613,466
Solar PV energy	7,506	4,473	7,506	8,072
Cost of revenue
Land use right leasing	-	17,241	-	34,354
Solar PV energy	1,882	-	1,882	-
Gross Profits
Land use right leasing	-	290,641	-	579,112
Solar PV energy	5,624	4,473	5,624	8,072

The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment.

8. SUBSEQUENT EVENTS

On July 22, 2016, the Company borrowed a one-year loan of $2,258 (RMB 15,000) from Shaanxi Dukang Liquor Trading Co., Ltd, a related party of the Company, for daily operating purpose. The loan is interest free, unsecured, and matures on July 21, 2017.

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

The following discussion and analysis should be read in conjunction with our June 30, 2016 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2015.

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

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd. ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.42% as of June 30, 2016), and Wang Sheng Li, a director and shareholder of the Company (holding 2.36% as of June 30, 2016), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB 5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

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

As of June 30, 2016, we only received rent payment of 2011 and no any collection afterwards. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015 and for the six months ended June 30, 2016.

The following is a summary of the book value of our land use rights as of June 30, 2016:

Cost	$19,266,099
Less: Accumulated amortization	(4,742,535)
Land use rights, net	$14,523,564

Amortization expenses were $195,845 and $209,384 for the six months ended June 30, 2016 and 2015, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,667,238 as of June 30, 2016, which includes net loss for common stockholders of $264,072 for the six months ended June 30, 2016. The Company's operations used cash of $67,970 for the six months ended June 30, 2016.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Sales revenue

We did not recognize land use right leasing revenue for the three months ended June 30, 2016 due to uncertainty of collectability, compared with land use right leasing revenue of $307,882 for the three months ended June 30, 2015.

We recognized solar PV energy revenue of $7,506 for the three months ended June 30, 2016, compared with revenue of $4,473 for the three months ended June 30, 2015. Our solar TV energy revenue increased by a large margin for the second quarter of 2016, because the revenue recorded in the second quarter of 2016 included the six months' revenue from January 2016 to June 2016.

Operating Expenses

Total operating expense for the three months ended June 30, 2016 was $142,623 compared with operating expense of $156,713 for the three months ended June 30, 2015, representing a decrease of $14,090 or 9%. Administrative expense decreased by $1,019 or 3% for the quarter ended June 30, 2016. The amortization expense for the three months ended June 30, 2016 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the three months ended June 30, 2016 decreased by $5,971 or 44%, compared with the same period of 2015, which was mainly due to the disposal of property occurred in May 2015.

Loss from operation for the three months ended June 30, 2016 was $136,999, compared to income from operation of $138,401 for the three months ended June 30, 2015.

Net Loss

We incurred net loss of $137,322 for the three months ended June 30, 2016, compared to net income of $137,821 for the three months ended June 30, 2015. Because we did not recognize revenue for Land use right leasing segment due to uncertainty of collectability.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Sales revenue

We did not recognize land use right leasing revenue for the six months ended June 30, 2016 due to uncertainty of collectability, compared with land use right leasing revenue of $613,466 for the six months ended June 30, 2015. We recognized solar PV energy revenue of $7,506 for the six months ended June 30, 2016, compared with revenue of $8,072 for the six months ended June 30, 2015.

Operating Expenses

Total operating expense for the six months ended June 30, 2016 was $281,152 compared with operating expense of $311,428 for the six months ended June 30, 2015, representing a decrease of $30,276 or 10%. Administrative expense decreased by $5,803 or 8% for the six months ended June 30, 2016. The amortization expense for the six months ended June 30, 2016 remained stable, as no addition or disposal occurred for land use rights. The depreciation for the six months ended June 30, 2016 decreased by $10,934 or 40%, compared with the same period of 2015, which was mainly due to the disposal of property occurred in May 2015.

Loss from operation for the six months ended June 30, 2016 was $275,528, compared to income from operation of $275,756 for the six months ended June 30, 2015.

Net Loss

We incurred net loss of $275,971 for the six months ended June 30, 2016, compared to net income of $274,953 for the six months ended June 30, 2015. Because we did not recognize revenue for Land use right leasing segment due to uncertainty of collectability.

Other Comprehensive Income (Loss)

Our other comprehensive loss (foreign currencies translation loss) was $263, 551 for the six months ended June 30, 2016, compared to other comprehensive income of $155,867 for the six months ended June 30, 2015. The comprehensive income (loss) for each period referred to net income (loss) plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders' Equity

Stockholders' equity decreased to $11,003,184 as of June 30, 2016, from $11,487,393 as of December 31, 2015, representing a decrease of $484,209. The decrease was mainly due to the net loss of $275,971, and other comprehensive loss (foreign currencies translation loss) of $263, 551, for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $67,970 for the six months ended June 30, 2016, decreased by $8,009 or 11%, compared with net cash used of $75,979 for the six months ended June 30, 2015. The adjustments to reconcile our net loss to net cash flow include depreciation expense of $16,108, amortization of $195,845 for land use rights, receivables from related parties of $5,624, a decrease in operating assets of $621 and an increase in operating liability of $1,051.

Cash Flows From Investing Activities

There was no cash flow in investing activities for the six months ended June 30, 2016 and 2015.

Cash Flows From Financing Activities

The Company borrowed $65,796 and $24,120 from its related parties for the six months ended June 30, 2016 and 2015 respectively.

Non-Cash Transaction

The non-cash transaction in six months end June 30, 2016 represented forgiveness debt due to Shaanxi East Mining Co., Ltd. which was mentioned in FS Note 4.

General

As in previous year, we have access to short and long term loans of cash from our directors or other related parties.

The Company borrowed $65,796 from related parties for the six months ended June 30, 2016.

Our current assets decreased by $3,978 and total assets decreased by $595,651 respectively.

We have cash of $10,226 and $13,550 as of June 30, 2016 and December 31, 2015 respectively.

We believe that we have sufficient cash to fund operations for the next twelve (12) months.

FINANCING

We anticipated the cash generated from operating activities and from our related parties will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2016.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co.,Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Dukang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd (officially canceled on April 29, 2016)., Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd, and Shaanxi Du Kang Liquor Group Co., Ltd.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Controls

During the six months ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We made no sales of unregistered securities during the six months ended June 30, 2016.

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

_________________

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

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD. (Registrant)

Date: August 11, 2016	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

