Form 10-Q
period 2016-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2016-11-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 14, 2016, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

2

 PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

FINANCIAL STATEMENTS

3

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$12,244	$13,550
Other current assets and prepayments	1,686	1,875
Total Current Assets	13,930	15,425

Property, plant and equipment, net	216,664	246,480
Land use rights, net	14,370,990	15,062,438
Due from related parties	1,144,133	1,176,265
TOTAL ASSETS	$15,745,717	$16,500,608

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 (Continued)

(Stated in US Dollars)

	September 30,	December 31,
	2016	2015
LIABILITIES & SHAREHOLDERS’ EQUITY	(Unaudited)
Current Liabilities
Other payables and accrued liabilities	1,250,476	1,283,682
Total Current Liabilities	1,250,476	1,283,682

Non-current liabilities
Due to related parties	519,050	510,356
Due to shareholders	3,136,566	3,219,177
Total Long-term Liabilities	3,655,616	3,729,533
TOTAL LIABILITIES	$4,906,092	$5,013,215

SHAREHOLDERS’ EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of September 30, 2016 and December 31, 2015)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,961,247	15,906,150
Accumulated deficit	(7,781,403)	(7,403,166)
Non-controlling interest	929,748	947,275
Accumulated other comprehensive income	1,572,996	1,880,097
Total Shareholders’ Equity	10,839,625	11,487,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,745,717	$16,500,608

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Stated in US Dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited

Sales revenue - related party	$4,850	304,983	$12,356	926,521
Cost of revenue	1,218	16,777	3,100	51,131
Gross Profit	3,632	288,206	9,256	875,390

Operating expenses
Administrative expenses	19,944	30,068	89,134	105,070
Depreciation	7,422	13,207	23,530	40,249
Amortization	95,966	102,255	291,811	311,639
Total operating expenses	123,332	145,530	404,475	456,958

Income (Loss) from operations	(119,700)	142,676	(395,219)	418,432

Other Income (Expenses)
Interest income	-	12	-	134
Interest expenses	(93)	(151)	(545)	(584)
Other expenses	-	4	-	(488)
Total Other Expense	(93)	(135)	(545)	(938)

Income (Loss) before tax	(119,793)	142,541	(395,764)	417,494

Income tax expense (benefit)	-	-	-	-

Net income (loss)	(119,793)	142,541	(395,764)	417,494

Net income (loss) attributable to:
Non-controlling interests	(5,628)	2,877	(17,527)	6,594
Common stockholders	(114,165)	139,664	(378,237)	410,900

Other comprehensive loss
Foreign currency translation adjustments	(43,550)	(706,483)	(307,101)	(552,026)
Total Comprehensive Loss	$(163,343)	(563,942)	$(702,865)	(134,532)

Weighted average shares-Basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	(0.00)	0.00	(0.01)	0.01
Diluted	(0.00)	0.00	(0.01)	0.01

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Stated in US Dollars)

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(395,764)	$417,494
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	315,341	351,888
Changes in operating assets and liabilities:
Due from related party	(9,256)	(926,521)
Other current assets and prepayments	141	(242)
Other payables and accrued liabilities	1,205	52,627
CASH USED IN OPERATING ACTIVITIES	(88,333)	(104,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	88,407	50,066
CASH PROVIDED BY FINANCING ACTIVITIES	88,407	50,066

Effect of exchange rate changes on cash and cash equivalents	(1,380)	(1,566)

NET DECREASE IN CASH	(1,306)	(56,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$13,550	$72,156
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,244	$15,902

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

Non-Cash Transactions
Extinguishment of related party loan	$55,097	$1,572,451

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by China Changjiang Mining & New Energy Co., Ltd. and its consolidated subsidiaries (the ‘Company’) as described in the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements for the nine-month period ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements. Operating results for the nine-month period ended September 30, 2016 are not indicative of the results that may be expected for the full year ending December 31, 2016.

(a) Going Concern

The Company had a working capital deficit of $1,236,546 as of September 30, 2016 and had a negative cash flow from operating activities amounted to $88,333 for the nine months period ended September 30, 2016. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	September 30, 2016	December 31, 2015
Period end USD : RMB exchange rate	6.6694	6.4907
Average periodic USD : RMB exchange rate	6.5792	6.2175

USD to HKD

	September 30, 2016	December 31, 2015
Period end USD : HKD exchange rate	7.7548	7.7504
Average periodic USD : HKD exchange rate	7.7633	7.7521

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

(d) Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance Claims; 5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

2. LAND USE RIGHTS, NET

The following is a summary of land use rights, net:

	September 30, 2016	December 31, 2015
Cost of Land Use Rights	$19,190,992	$19,719,353
Accumulated Amortization of Land Use Rights	(4,820,002)	(4,656,915)
Land Use Rights, Net	$14,370,990	$15,062,438

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $291,811 and $311,639 for the nine months ended September 30, 2016 and 2015, respectively.

3. DUE FROM RELATED PARTIES

The balance of $1,144,133 due from related parties included loans of $1,128,043 from related parties and accounts receivable of $16,090 generated from related parties revenues.

(1) Loans from related parties

The loans owed by related parties are unsecured, interest free and not expected to be paid within twelve months from September 30, 2016.

Loan from related parties consists of the following:

	September 30,	December 31,
	2016	2015	Interest
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$1,123,170	$1,164,107	Interest free
Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	$4,873	$5,007	Interest free
Total	$1,128,043	$1,169,114

In April 2015, Shaanxi Changjiang moved to a new office that is owned by Shaanxi Baishui Dukang Liquor Co., Ltd., a related company. Shaanxi Changjiang is allowed to occupy the space for free.

(2) Sales revenue from related parties

The Company entered into a lease and a complementary agreement with Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd, a company owned by Zhang Hongjun (82% ownership), dated July 26, 2010 and March 25, 2011, respectively. According to the agreements, the use right of a piece of land with the area of 5,706,666.67 square meters was leased to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd. for traveling and amusement from January 1, 2011 to December 31, 2029. The annual rent in US dollars is approximately $1.2 million (equivalent to RMB 7,500,000). As of September 30, 2016, the Company only received rent payment for year 2011 and no any collection afterward. Due to the uncertain collectability, the Company decided to write off all the uncollected receivables related to land lease in the amount of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015 and thereafter.

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of September 30, 2016, no collection has been received. The Company wrote off the receivable balance of $26,597 (equivalent to RMB 165,366) for 2014 and the remaining receivable balance was $16,090 at September 30, 2016.

Accounts receivable from related parties consists of the following:

	September 30,	December 31,
	2016	2015	Interest
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$16,090	$7,151	Interest free
Total	$16,090	$7,151

4. DUE TO RELATED PARTIES

The balance of $519,050 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from September 30, 2016.

Due to related parties consists of the following.

	September 30,	December 31,
	2016	2015
Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co.,Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$374,846	$385,166
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$95,308	$58,391
Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company (officially canceled on April 29, 2016)	$-	$56,614
Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$8,996	$9,244
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	$916	$941
Shaanxi Huanghe Bay Ecological Agriculture Co.,Ltd. (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$38,984	$-

Total	$519,050	$510,356

Shaanxi East Mining Co., Ltd., a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership), cancelled its registration on April 29, 2016 and agreed to forgive the loan borrowed by the Company. As both Shaanxi East Mining Co., Ltd. and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $55,097 recorded as an adjustment to stockholders' equity (additional paid-in capital).

The office space occupied by Shaanxi Pacific is a property owned by Zhang Hongjun, the Company is allowed to use it for free.

The office space occupied by Changjiang PV is a property owned by Shaanxi Xi Deng Hui Development Stock Co., Ltd., a related party. The Company is allowed to use it for free.

5. DUE TO SHAREHOLDERS

The balance of $3,136,566 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from September 30, 2016.

Due to shareholders consists of the following:

	September 30, 2016	December 31, 2015
Due to Wang Shengli	$1,654,405	$1,699,954
Due to Zhang Hongjun	909,677	934,722
Due to Chen Min	$572,484	$584,501
	$3,136,566	$3,219,177

6. INCOME TAXES

The Company did not have income tax expense or income tax payable due to the use of net loss carryover from prior years.

As of September 30, 2016, the Company had net taxable operating loss carry forwards of approximately $1,616,776. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $404,194 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	September 30, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry-forward	$404,194	$376,415
Total of Deferred tax assets	$404,194	$376,415
Less: valuation allowance	$(404,194)	$(376,415)
Net deferred assets	$-	$-

7. SEGMENT INFORMATION

The Company operated in two reportable segments, Land use right leasing, and Solar PV energy for the nine months ended September 30, 2016. The Company did not recognize Land use right leasing revenue for the nine months ended September 30, 2016 because of the uncertain collectability of the revenues. See Note 3.

Summarized information by business segment for the three and nine months ended September 30, 2016 and 2015 is as follows.

	For the Three months ended September 30,		For the Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Land use right leasing	$-	299,594	$-	913,060
Solar PV energy	4,850	5,389	12,356	13,461
Cost of revenue
Land use right leasing	-	16,777	-	51,131
Solar PV energy	1,218	-	3,100	-
Gross Profits
Land use right leasing	-	282,817	-	861,929
Solar PV energy	3,632	5,389	9,256	13,461

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

The following discussion and analysis should be read in conjunction with our September 30, 2016 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2015.

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

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd. ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.42% as of September 30, 2016), and Wang Sheng Li, a director and shareholder of the Company (holding 2.36% as of September 30, 2016), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB 5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

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

As of September 30, 2016, we only received rent payment of 2011 and no any collection afterwards. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the year ended December 31, 2015 and for the nine months ended September 30, 2016.

The following is a summary of the book value of our land use rights as of September 30, 2016:

Cost	$19,190,992
Less: Accumulated amortization	(4,820,002)
Land use rights, net	$14,370,990

Amortization expenses were $291,811 and $311,639 for the nine months ended September 30, 2016 and 2015, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,781,403 as of September 30, 2016, which includes net loss for common stockholders of $378,237 for the nine months ended September 30, 2016. The Company’s operations used cash of $88,333 for the nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Sales revenue

We did not recognize land use right leasing revenue for the three months ended September 30, 2016 due to uncertainty of collectability, compared with land use right leasing revenue of $299,594 for the three months ended September 30, 2015.

We recognized solar PV energy revenue of $4,850 for the three months ended September 30, 2016, compared with revenue of $5,389 for the three months ended September 30, 2015. Our solar TV energy revenue decreased by a large margin for the third quarter of 2016, as lesser electricity was generated for the three months ended September 30, 2016.

Operating Expenses

Total operating expense for the three months ended September 30, 2016 was $123,332 compared with operating expense of $145,530 for the three months ended September 30, 2015, representing a decrease of $22,198 or 15%. Administrative expense decreased by $10,124 or 34% for the quarter ended September 30, 2016. The amortization expense decreased by $6,289 or 6%, for the three months ended September 30, 2016, due to depreciation of RMB against USD, in spite of the fact that no addition or disposal occurred for land use rights. The depreciation for the three months ended September 30, 2016 decreased by $5,785 or 44%, compared with the same period of 2015, which was mainly due to the disposal of property occurred in May 2015.

Loss from operation for the three months ended September 30, 2016 was $119,700, compared to income from operation of $142,676 for the three months ended September 30, 2015.

Net Loss

We incurred net loss of $119,793 for the three months ended September 30, 2016, compared to net income of $142,541 for the three months ended September 30, 2015. Because we did not recognize revenue for Land use right leasing segment due to uncertainty of collectability.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Sales revenue

We did not recognize land use right leasing revenue for the nine months ended September 30, 2016 due to uncertainty of collectability, compared with land use right leasing revenue of $913,060 for the nine months ended September 30, 2015. We recognized solar PV energy revenue of $12,356 for the nine months ended September 30, 2016, compared with revenue of $13,461 for the nine months ended September 30, 2015.

Operating Expenses

Total operating expense for the nine months ended September 30, 2016 was $404,475 compared with operating expense of $456,958 for the nine months ended September 30, 2015, representing a decrease of $52,483 or 11%. Administrative expense decreased by $15,936 or 15% for the nine months ended September 30, 2016. The amortization expense for the nine months ended September 30, 2016 decreased by $19,828, or 6%, ,due to depreciation of RMB against USD, in spite of the fact that no addition or disposal occurred for land use rights. The depreciation for the nine months ended September 30, 2016 decreased by $16,719 or 42%, compared with the same period of 2015, which was mainly due to the disposal of property occurred in May 2015.

Loss from operation for the nine months ended September 30, 2016 was $395,219, compared to income from operation of $418,432 for the nine months ended September 30, 2015.

Net Loss

We incurred net loss of $395,764 for the nine months ended September 30, 2016, compared to net income of $417,494 for the nine months ended September 30, 2015. Because we did not recognize revenue for Land use right leasing segment due to uncertainty of collectability.

Other Comprehensive Income (Loss)

Our other comprehensive loss (foreign currencies translation loss) was $307,101 for the nine months ended September 30, 2016, compared to other comprehensive loss of $552,026 for the nine months ended September 30, 2015. The comprehensive income (loss) for each period referred to net income (loss) plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Stockholders’ Equity

Stockholders' equity decreased to $10,839,625 as of September 30, 2016, from $11,487,393 as of December 31, 2015, representing a decrease of $647,768. The decrease was mainly due to the net loss of $395,764, and other comprehensive loss (foreign currencies translation loss) of $307, 101, for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $88,333 for the nine months ended September 30, 2016, decreased by $16,421 or 16%, compared with net cash used of $104,754 for the nine months ended September 30, 2015. The adjustments to reconcile our net loss to net cash flow include depreciation expense of $23,530, amortization of $291,811 for land use rights, a decrease in operating assets of $141, an increase in operating liability of $1,205, and offset by receivables from related parties of $9,256.

Cash Flows From Investing Activities

There was no cash flow in investing activities for the nine months ended September 30, 2016 and 2015.

Cash Flows From Financing Activities

The Company borrowed $88,407 and $50,066 from its related parties for the nine months ended September 30, 2016 and 2015 respectively.

Non-Cash Transaction

The non-cash transaction in nine months end September 30, 2016 represented forgiveness debt due to Shaanxi East Mining Co., Ltd. which was mentioned in FS Note 4.

General

As in previous year, we have access to short and long term loans of cash from our directors or other related parties.

The Company borrowed $88,407 from related parties for the nine months ended September 30, 2016.

Our current assets decreased by $1,495 and total assets decreased by $754,891 respectively.

We have cash of $12,244 and $13,550 as of September 30, 2016 and December 31, 2015 respectively.

We believe that we have sufficient cash to fund operations for the next twelve (12) months.

FINANCING

We anticipated the cash generated from operating activities and from our related parties will be sufficient to sustain our daily operations for the next twelve months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the nine months ended September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

Changes in Internal Controls

During the nine months ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the nine months ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

______________

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

CHINA CHANGJIANG MINING & NEW ENERGY CO., LTD. (Registrant)

Date: November 14, 2016	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

