Form 10-K
period 2016-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2017-03-31
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-52807

China Changjiang Mining & New Energy Company, Ltd.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $410,043.

Number of the issuer’s common stock outstanding as of March 31, 2017: 64,629,559.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to: "we," "us," "our," or the "Company" are to China Changjiang Mining & New Energy Company, Ltd., and its consolidated subsidiaries;

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

2

China Changjiang Mining & New Energy Company, Ltd.,

For the Fiscal Year Ended December 31, 2016

PART I

ITEM 1. BUSINESS.

Overview

China Changjiang Mining & New Energy Company, Ltd. (the "Company") is currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction ("EPC") contractor of photovoltaic ("PV") solar energy facilities ("SEF"). We intend to design, engineer, construct, market and sell high-quality PV SEFs for commercial and utility applications to local markets.

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd. to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hong Jun, a director of the Company and owner of a controlling interest in the Company (holding 54.42% as of December 31, 2016), and Wang Sheng Li, a director and shareholder of the Company (holding 2.36% as of December 31, 2016), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

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

Our subsidiary, Changjiang PV, concentrates on the development and operation of EPC projects. Our first EPC project, the Weinan Hechuan 137KWp solar PV building applications did not generate any revenue for the year ended December 31, 2016.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million (RMB 7,500,000). As of December 31, 2016, we had only received rent payments for 2011 and no payments thereafter. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) in FY 2015 and decided not to recognize any revenue for the years ended December 31, 2015 and 2016.

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

Following the share exchange transaction, Wah Bon replaced North American's Board of Directors.

China Changjiang Mining & New Energy Company, Ltd. was incorporated in the state of Nevada on September 19, 2008 for the purposes of re-domesticating the Company from Delaware to Nevada, adopting the Company's current name, and to serve as the surviving company of a reverse merger with North American.

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

As a result of these transactions, we currently have 250,000,000 authorized shares of common stock, par value $0.01 per share, of which 64,629,559 shares are issued and outstanding on the date of this annual report, and 10,000,000 authorized shares of preferred stock, of which no shares are presently issued and outstanding. At the time our share exchange transaction was completed, approximately 96% of the outstanding shares of North American were owned by Wah Bon. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

Our organization chart as of December 31, 2016 is illustrated as follows.

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

The project was designed to generate electricity preferentially for Huanghe, and sell the surplus power to the grid company. We have received the subsidy funds of $159,096 (RMB 1,000,000) from the local government for the project in December, 2012. For the year ended December 31, 2016, Huanghe Bay Project did not generate any revenue.

We also hold land use rights in a 5.7 square kilometer parcel located in Huanghe Nantan, Heyang County, in the Shaanxi Province of China. And we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029 and the annual rent is approximately $1.2 million (RMB 7,500,000). As of December 31, 2016, we had only received rent payments for 2011 and no payments thereafter. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) in FY 2015 and decided not to recognize any revenue for the years ended December 31, 2015 and 2016.

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

On December 24, 2015, the National Development and Reform Commission promulgated the Notice on the improvement of photovoltaic electricity price, which announced a new standard on-grid price implemented from January 1, 2016 for solar PV electricity.

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

Our Employees

As of December 31, 2016, we had an aggregate of 11 employees, of whom 10 were full-time employees. This includes two people in marketing, three in maintenance and quality control, three in financial and accounting, and four in general management.

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

We have generated revenue in solar PV business for the years ended December 31, 2016 and 2015 in the amounts of $12,356 and $16,718, respectively. However, our limited operating history makes the prediction of future results of operations difficult, and in addition, we cannot assure that the existing management model is suitable for the EPC project development.

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

We are a private company operating in China in PV industry, which may incur more cost in obtaining administrative permit, acquiring EPC project, etc., while many competitors are state-owned Companies and operate in a preferable business environment. The PV developer must apply for the PV demonstration project for financial subsidy. Usually the relevant government agencies give priority to the state-owned company under equal conditions.

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

ITEM 2. PROPERTIES.

Corporate Headquarters

Our corporate headquarters, consisting of 178 square meters, are located at Twenty-fourth Floor, Block B, Xinhui Mansion, Gaoxin Road, Hi-tech Zone, Xi'An, Shaanxi Provence PRC, 710075. Our telephone number is (86)29-88331685 and our fax number is (86)29-88332335. We moved to this office that was owned by Shaanxi Baishui Dukang Liquor Co., Ltd, one of our related parties, in April 2015. We are allowed to occupy the space for free.

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

The solar PV parcel

We owned a solar PV project, Huanghe Bay Project, as of December 31, 2016, located in the Huanghe Nantan (Huanghe Bay), Heyang County, Shaanxi province.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The trading of our stock was suspended on April 1, 2011 by the SEC but resumed trading on April 17, 2014. Except the suspension period, the Company's common stock is currently trading on the OTC Markets under the trading symbol "CHJI.". There is currently a thinly traded market for the Company's common stock on the OTC Markets Group, Inc. Pink Current Tier. The following table sets forth the range of high and low bid prices as reported by the OTC Markets for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$0.04	$0.04

Fiscal Year Ended December 31, 2016
First Quarter	$0.0423	$0.0036
Second Quarter	$0.045	$0.04
Third Quarter	$0.0423	$0.04
Fourth Quarter	$0.04	$0.04

Fiscal Year Ended December 31, 2015
First Quarter	$0.13	$0.04
Second Quarter	$0.045	$0.045
Third Quarter	$0.045	$0.04
Fourth Quarter	$0.04	$0.035

Holders

As of March 31, 2017, we had 3,582 record holders of our common stock.

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

Stock Option Grants

None.

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2016 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Overview

We have transitioned our business from mining to clean new energy, and mainly focus on the solar photovoltaic, or "PV", downstream market at present stage. We are currently in the development stage with the goal of becoming a turnkey developer and Engineering, Procurement and Construction contractor of solar PV energy facilities. We intend to design, engineer, construct, market and sell high-quality PV energy facilities for commercial and utility applications to local markets. The Company decided not to recognize the revenue of electricity supply for the year ended December 31, 2016 due to the uncertain collectability.

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

As of December 31, 2016, we only received rent payment of 2011 and no any collection afterwards. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) during the year of 2015 and decided not to recognize any revenue for the years ended December 31, 2015 and 2016.

Our land use rights are amortized over 50-year term. The following is a summary of the book value of our land use rights as of December 31, 2016:

Cost	$18,432,882
Less: Accumulated amortization	4,721,760
Land use rights, net	$13,711,122

The amortization expense for the year ended December 31, 2016 and December 31, 2015 was $385,345 and $411,717, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,926,913 as of December 31, 2016, which includes net loss of $562,860 for the year ended December 31, 2016. The Company's operations used cash was $120,988 in 2016.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Sales revenue

We generated $12,356 of revenue from sales of solar PV energy for the year ended December 31, 2016, comparing to revenue of $16,718 for the year ended December 31, 2015. However, due to the collectability is not reasonably assured, we decided to write off the revenue from the fourth quarter of 2016 in the amount of $3,038. As a result, the revenue was $12,356for the year ended December 31, 2016, while the total revenue was $16,718 for the year ended December 31, 2015.

Operating Expense

Total operating expenses for the year ended December 31, 2016 decreased to $570,156 from comparable figure of $4,674,545 for the year ended December 31, 2015, representing a decrease of $4,104,389, or 88%. The operating expenses decreased significantly because we wrote off a total balance of $3,897,124 due from related parties and total balance of $71,820 receivable from third parties due to uncertain collectability at the year end of 2015. And the depreciation expense decreased to $30,725, from comparable figure of $53,174. The amortization expense for the year ended December 31, 2016 slightly decreased by $26,372, or 6.41%, due to the depreciation of RMB to USD, and no addition or disposal occurred for Land use rights.

Net Loss

Net Loss for the year ended December 31, 2016 was $562,741, as compared to a net loss of $4,655,722 for year ended December 31, 2015. The significant improvement in our operating results was mainly attributable to the bad debt expense of $3,968,944 for the year ended December 31, 2015.

Comprehensive Loss

Our comprehensive loss for the year ended December 31, 2016 was $1,301,939 compared with comprehensive loss of $5,321,924 for the year ended December 31, 2015. The other comprehensive income (loss) for each period only referred to the foreign currencies translation gain (loss), between U.S. Dollar and Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon). The exchange rate of RMB against USD depreciated from 6.4907 as of December 31, 2015 to 6.9437 as of December 31, 2016, resulting in the other comprehensive loss of $739,198 for the year ended December 31, 2016, compared with the other comprehensive loss of $666,202 for the year ended December 31, 2015.

Stockholders' Equity

Stockholders' equity decreased to $10,247,410 as of December 31, 2016, or approximately 11%, from $11,487,393 as of December 31, 2015. The significant decrease was primarily due to the net loss 562,741 the other comprehensive loss of $739,198, and offset by an increase in additional paid-in capital of $61,956 for the year ended December 31, 2016.

The increase in additional paid in capital was due to an exemption from the loan of RMB367,464 (approximately $55,316) owed to Shaanxi East Mining Co., Ltd, a related party of the Company, as Shaanxi East Mining Co., Ltd had been officially cancelled in business on April 29, 2016, and an exemption from the salary payable of RMB 44,111(approximately $6,640) that had been paid by Shaanxi Dukang Liquor Group, a related party.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash used in operating activities of $115,183 for the year ended December 31, 2016 was primarily attributable to net loss of $562,741 The adjustments to reconcile our net loss to net cash flow mainly include depreciation and amortization expense of $416,070, allowance for doubtful accounts of $35,816 an increase in due from related party of $10,940, an increase in other current assets and prepayments of $567, and an increase in other payables and accrued liabilities of $6,045.

Cash Flows From Investing Activities

There is no cash flow in investing activities for the years ended December 31, 2015 and 2016

Cash Flows From Financing Activities

Net cash provided by financing activities of $111,087 for the year ended December 31, 2016 was the proceeds from related parties.

Net cash provided by financing activities of $68,426 for the year ended December 31, 2015 was the proceeds from related parties.

General

As in previous year, we have access to short and long term loans of cash from our directors or other related parties.

The Company borrowed $111,087 from related parties for the year ended December 31, 2016.

The Company borrowed $68,426 from related parties for the year ended December 31, 2015.

Our current assets decreased by $1,703 and total assets decreased by $2,574,758 respectively. The increased current assets were resulted from our increase in other current asset and prepayment and the decreased total assets were mainly due to the writing off receivables due from related parties and depreciation of RMB to USD.

We have cash of $12,512 and $13,550 as of December 31, 2016 and 2015 respectively. The decrease of cash balance was mainly due to the fact that we did not receive any cash for our business for the year ended December 31, 2016.

However, we believe that we have sufficient cash to fund operations for the next twelve months.

Financing

We anticipated that cash generated from operating activities will be sufficient to sustain our daily operations for the next twelve months.

Inflation

Our management believes that inflation did not have a material effect on our results of operations in 2016.

Going Concern

We had a working capital deficit of $1,191,997 as of December 31, 2016 and had a negative cash flow from operating activities amounted to $115,183 for the year ended December 31, 2016. If we cannot generate enough cash flow from its operating activities, we will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We plan to continue to control our administrative expenses in the coming periods as well as further develop our sales from our main business.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co.,Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Dukang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd., Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd., Shaanxi Baishui Dukang Old Workshop Liquor Co., Ltd., Shaanxi Jiusheng Brand Operation Management Co., Ltd., Shaanxi Lantian Poverty Alleviation Investment Co., Ltd.,and Heyang County Huanghe Bay Resort Training Reception Center Co., Ltd.

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

Foreign currency translation gain or loss is reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) and stockholders' equity. The translation loss recorded for the years ended December 31, 2016 was $739,198, and the translation loss for the year ended December 31, 2015 were $666,202. The equity accounts were stated at their historical rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form10-K, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control–Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

Based on the material weakness described above, management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in internal control - Integrated framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)- 15(f) of the Exchange Act) that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Key Employees

The following table sets forth the directors, executive officers and key employees of the Company as of December 31, 2016.

POSITION AND OFFICE

NAME	AGE	POSITION AND OFFICE HELD WITH THE COMPANY

Chen Wei Dong	46	President, Chief Executive Officer and Chairman of the Board
Zhang Hong Jun	49	Director
Wang Sheng Li	49	Director
Li Ping	54	Chief Financial Officer
Li Ping	42	Director
Tian Hai Long	43	Director
Chen Min	41	Director

Board of Director Independence

We intend to comply with the rules of the New York Stock Exchange governing director independence, although our stock is not listed on the New York Stock Exchange. As of December 31, 2016 none of our directors qualified as independent director under the rules of the New York Stock Exchange, because each director is involved in an employee or executive management function with the Company. Further, as of December 31, 2016 we did not have a lead independent director.

Biographical Information of Directors, Officers and Key Employees of the Company

Listed below is biographical information for each of the directors and executive officers of the Company, including their principal occupations during the five (5) years ended December 31, 2016, and other affiliations. None of our officers, directors, promoters or control persons has filed or been involved for the past ten years in any of the events listed in item 401(f) of Regulation S-K. No family relationships exist between any of our executive officers and directors.

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

Audit Committee

We did not have an audit committee at December 31, 2016, and we are in the process of developing one.

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

Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: China Changjiang Mining & New Energy Company, Ltd., 24th Floor, Xinhui Mansion, Gaoxin Road, Hi-Tech Zone, Xi'An, P.R. China, 710075.

We are in the process of reviewing and updating our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company, to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. To the best of our knowledge, we believe that we are in compliance with the reporting obligations provided by Section 16 (a) reports with regard to the fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2016 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2016 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2016 that received annual compensation during the fiscal year ended December 31, 2016 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2016 in excess of $100,000.

Summary Compensation Table — Fiscal Years Ended December 31, 2016 and 2015

Name and principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chen Weidong	2016	9,032	-	-	-	-	-	-	9,032
(Chairman of Board and CEO)	2015	9,650	-	-	-	-	-	-	9,650

_______________

1)	Compensation paid in RMB has been converted at the rate of US$1 = RMB6.6430.

Director Compensation

In 2016, all directors were company employees and received no compensation for service as directors. We reimbursed the directors for any expenses incurred in connection with their duties as directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, none of our executive officers served as a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors.

Stock Option Plan

We have not implemented a stock option plan at this time and have issued no stock options, SARs or other equity compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2017 for:

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

The number of shares and percentages of beneficial ownership set forth below are based on 64,629,559 shares of common stock outstanding as of March 31, 2017.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially owned	Percentage

Executive Officers and Directors
Chen Wei Dong	608,549	0.94%
Zhang Hong Jun (2)	35,174,152	54.42%
Wang Sheng Li (3)	1,523,498	2.36%
Li Ping (4)	6,079,408	9.41%
Tian Hai Long (5)	6,079,408	9.41%
Chen Min (6)	5,470,859	8.46%
Li Ping	0	0%
Officers and Directors as a Group (7 people)	54,935,874	85.00%

_______________

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
(4)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Mr. Li
(5)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Mr. Tian
(6)	Represents shares of Common Stock held by Mr. Chen, beneficially owned by Ms. Chen

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES TRANSACTIONS.

Our related parties are the following individuals and entities: (i) Mr. Wang Sheng Li (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms. Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hong Jun, who is currently a director and principal shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co.,Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Dukang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd., Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd.,Shaanxi Baishui Dukang Old Workshop Liquor Co., Ltd., Shaanxi Jiusheng Brand Operation Management Co., Ltd., Shaanxi Lantian Poverty Alleviation Investment Co., Ltd.,and Heyang County Huanghe Bay Resort Training Reception Center Co., Ltd.

(a) Loans from related parties

Loans receivable from related parties consists of the following:

	December 31, 2016	December 31, 2015
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$1,164,107	interest free
Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	$-	$5,007	interest free
	$-	$1,169,114

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

On April 29, 2016, Shaanxi Industrial and Commercial Bureau officially approved East Mining's Cancellation of Registration. As of June 30, 2016, Shaanxi Pacific has balance of RMB 140,000 (approximately $21,075) due from East Mining and Changjing Mining has balance of RMB 507,464 (approximately $76,391) due to East Mining. In other words, East Mining has balance of RMB 367,464 (approximately $55,316) due from China Changjiang Mining & New Energy Co., Ltd as of June 30, 2016. Since East Mining was controlled by Zhang Hongjun (largest shareholder), the director and principal shareholder of Changjiang, Zhang Hongjun declared to forgive this debt from Changjiang on behalf of all shareholders of East Mining.

At the year end of 2016, the Company decided to write off balances of $5,007 due from Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Company, Ltd.) due to the uncertain collectability.

On December 26, 2016, Changjiang PV had RMB 7,900,000 (approximately $1,137,525) due from Dukang and Shaanxi Changjiang had RMB 11,033,888 (approximately $1,589,050) due to Wang Shengli. To simplify the obligatory relationship, the four parties agreed that the Company offset the amount due from Dukang with the same amount due to Wang Shengli, leaving Shaanxi Changjiang with amount of RMB 3,133,888 (approximately $451,328) due to Wang Shengli as of December 31, 2016.

(b) Sales revenue from related parties

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of December 31, 2016, no collection has been received. The Company wrote off the receivable balance of $14,614 (equivalent to RMB 101,477) as of December 31, 2016 and $14,970 (equivalent to RMB 103,947 as of December 31, 2015. Accounts receivable from related parties consists of the following:

	December 31, 2016	December 31, 2015
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$7,151	interest free
	$-	$7,151

(c) Loans due to related parties

The balance of $592,410 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from December 31, 2016.

	December 31,	December 31,
	2016	2015
Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co.,Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$360,039	$385,166
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	91,011	58,391
Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	-	56,614
Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	31,683	9,244
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd	37,444	-
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	58,921	-
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	12,433	-
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	879	941
	$592,410	$510,356

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

During the year ended December 31, 2015, Shaanxi Dukang Liquor Trading Co., Ltd. and Shaanxi Dukang Liquor Group Co., Ltd. made salary payment of RMB 592,119 (approximately $95,234) on behalf of Shaanxi Changjiang. During the year of 2016, Shaanxi Dukang Liquor Group Co., Ltd. paid RMB 44,111 (approximately $6,640) to Ping Li on behalf of Shanxi Changjiang and later agreed to waive the repayment. Since Shannxi Dukang Liquor Trading Co., Ltd. is owned by Zhang Hongjun (40% ownership) and Shaanxi Dukang Liquor Group Co., Ltd. (40% ownership) and Zhang Hongjun is the principal owner of Shaanxi Dukang Liquor Group Co., Ltd., the exemption of $95,234 and $6,640 are accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid - in capital). Additionally, Shaanxi Xi Deng Hui Development Stock Co., Ltd. made salary payment of RMB 73,980 (approximately $11,898) on behalf of the Company and later agreed to waive the repayment. The exemption of $11,898 is recorded as other income for the year ended December 31, 2015.

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

(d) Loans due to shareholders

The balance of $1,880,311 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from December 31, 2016.

Due to shareholders consist of the following:

	December 31,	December 31,
	2016	2015
Due to Wang Shengli	$451,328	$1,699,954
Due to Zhang Hongjun	873,742	934,722
Due to Chen Min	555,241	584,501
	$1,880,311	$3,219,177

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

Since August 20, 2012, we have engaged MaloneBailey LLP ("MaloneBailey"), as the Company's new independent registered public accounting firm.

The following table represents the aggregate fees billed for professional audit services rendered to MaloneBailey for the audit of our financial statements for the year ended December 31, 2016 and 2015.

	For the year ended December 31, 2015	For the year ended December 31, 2016

Audit Fees (1)	$45,000	$45,000

Audit-Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Accounting Fees and Services	$45,000	$45,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or incorporated by reference into this 10K:

Number	Exhibit Description	Footnote Reference

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-K for 2011)	(2)

3.2	Bylaws (filed as Exhibit 3.2 to the Form 10-K for 2011)	(2)

10.1	Plan of Exchange dated May 30, 2007 by and among North American Gaming and Entertainment Company, and SHAANXI CHAN JIANG SI YOU NENG YUAN FA ZHANG GUFENG YOU XIAN GONG SI (filed as Exhibit 10.1 the Company's Form 8-K filed on February 6, 2008)	(1)

10.2	Lock Up Agreement among North American Gaming and Entertainment Company, E H. Hawes Trust, E. H. Hawes, II, Richard P. Crane and Daryl Case (filed as Exhibit 10.2 the Company's Form 8-K filed on February 6, 2008)	(1)

10.3	Lock-up Agreement (filed as Exhibit 10.3 the Company's Form 8-K filed on February 6, 2008)	(1)

10.4	Mining Exploration Certificate (filed as Exhibit 10.4 the Company's Form 8-K filed on February 6, 2008)	(1)

10.5	Land Use Right (filed as Exhibit 10.5 the Company's Form 8-K filed on February 6, 2008)	(1)

10.6	Lease Agreement	(1)

10.7	Transfer Contract for the Guojialing - Jiaoshanzhai Lead & Zinc Exploration rights in Xunyng County, Shaanxi Province dated June 1, 2012 with Xunyang Yongjin Mining Co., Ltd to transfer the exploration rights (filed as Exhibit 10.7 to the Form 10-K for 2011)	(2)

14	Code of Ethics (filed as Exhibit 14 to the Form 10-K for 2011)	(2)

21	Subsidiaries (filed as Exhibit 21 to this Form 10-K)	*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1+	Certification of Chief Executive Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2+	Certification of Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

_________________

*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed
(1)	Incorporated by reference from the Information Statement on Form 8-K of North American Gaming and Entertainment Company filed with the Securities and Exchange Commission on February 6, 2008.
(2)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2011 of the Company filed with the Securities and Exchange Commission on February 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD. (Registrant)

Date: March 31, 2017	By:	/s/ Chen Wei Dong
Chen Wei Dong
Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Li Ping
Li Ping
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Chen Wei Dong	Chief Executive Officer President and Chairman	March 31, 2017
of Board of Directors (Principal Executive Officer)

/s/ Li Ping	Chief Financial Officer (Principal Accounting Officer)	March 31, 2017

/s/ Zhang Hong Jun	Director	March 31, 2017

/s/ Wang Sheng Li	Director	March 31, 2017

/s/ Tian Hai Long	Director	March 31, 2017

/s/ Chen Min	Director	March 31, 2017

/s/ Li Ping	Director	March 31, 2017

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Changjiang Mining & New Energy Company, Ltd.

We have audited the accompanying consolidated balance sheets of China Changjiang Mining & New Energy Company, Ltd. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Changjiang Mining & New Energy Company, Ltd. and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$12,512	$13,550
Other current assets and prepayments	1,210	1,875
Total Current Assets	13,722	15,425

Property, plant and equipment, net	201,006	246,480
Land use rights, net	13,711,122	15,062,438
Due from related parties	-	1,176,265
TOTAL ASSETS	$13,925,850	$16,500,608

LIABILITIES AND EQUITY
Current Liabilities
Other payables and accrued liabilities	1,205,719	1,283,682
Total Current Liabilities	1,205,719	1,283,682

Non-current liabilities
Due to related parties	592,410	510,356
Due to shareholders	1,880,311	3,219,177
Total Liabilities	3,678,440	5,013,215

EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of December 31, 2016 and 2015)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2016 and 2015)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,968,106	15,906,150
Accumulated deficit	(7,926,794)	(7,403,166)
Accumulated other comprehensive income	1,140,899	1,880,097
TOTAL SHAREHOLDERS' EQUITY	9,339,248	10,540,118
Non-controlling interest	908,162	947,275
TOTAL EQUITY	10,247,410	11,487,393
TOTAL LIABILITIES AND EQUITY	$13,925,850	$16,500,608

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	For the Years Ended December 31,
	2016	2015

Sales revenue - related party	$12,356	$16,718
Cost of revenue	4,336	9,253
Gross Profit	8,020	7,465

Operating expenses
General and administrative expenses	154,086	4,209,654
Depreciation	30,725	53,174
Amortization	385,345	411,717
Total operating expenses	570,156	4,674,545

Loss from operations	(562,136)	(4,667,080)

Other Income (Expenses)
Interest income	14	139
Interest expenses	(616)	(679)
Other income (expense)	(3)	11,898
Total Other Income (Expense)	(605)	11,358

Loss before tax	(562,741)	(4,655,722)

Income tax expense (benefit)	-	-

Net loss	$(562,741)	$(4,655,722)

Net loss attributable to:
Non-controlling interests	(39,113)	(154,847)
Common stockholders	(523,628)	(4,500,875)

Comprehensive loss
Foreign currency translation adjustments	(739,198)	(666,202)
Total Comprehensive Loss	$(1,301,939)	$(5,321,924)

Weighted average shares-Basic	64,629,559	64,629,559
Weighted average shares-Diluted	64,629,559	64,629,559
Earnings per share,
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total	Non-
	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shareholders' Equity	Controlling Interest	Total Equity

Balance as of December 31, 2014	64,629,559	$646,295	17,572,494	$(489,258)	$15,410,640	$2,546,299	$(2,902,291)	$15,211,685	$1,102,122	$16,313,807

Net loss	-	-	-	-		-	(4,500,875)	(4,500,875)	(154,847)	(4,655,722)
Imputed expenses					97,164	-	-	97,164	-	97,164
Forgiveness of receivables from entity under common control	-	-	-	-	(1,174,105)	-	-	(1,174,105)	-	(1,174,105)
Extinguishment of related party loan	-	-	-	-	1,572,451	-	-	1,572,451	-	1,572,451
Foreign currency translation adjustments	-	-	-	-	-	(666,202)	-	(666,202)	-	(666,202)
Balance as of December 31, 2015	64,629,559	646,295	17,572,494	(489,258)	15,906,150	1,880,097	(7,403,166)	10,540,118	947,275	11,487,393

Net loss	-	-	-	-	-	-	(523,628)	(523,628)	(39,113)	(562,741)
Extinguishment of related party loan	-	-	-	-	61,956	-	-	61,956	-	61,956
Foreign currency translation adjustments	-	-	-	-	-	(739,198)	-	(739,198)	-	(739,198)
Balance as of December 31, 2016	64,629,559	$646,295	17,572,494	$(489,258)	$15,968,106	$1,140,899	$(7,926,794)	$9,339,248	$908,162	$10,247,410

See accompanying notes to the consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(562,741)	$(4,655,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416,070	464,891
Imputed expenses	-	97,164
Allowance for doubtful accounts	35,816	4,171,598
Changes in operating assets and liabilities:
Due from related party	(10,940)	(16,718)
Other current assets and prepayments	567	5,829
Other payables and accrued liabilities	6,045	(200,180)
CASH USED IN OPERATING ACTIVITIES	(115,183)	(133,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	111,087	68,426
CASH PROVIDED BY FINANCING ACTIVITIES	111,087	68,426

Effect of exchange rate changes on cash and cash equivalents	3,058	6,106

NET DECREASE IN CASH	(1,038)	(58,606)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$13,550	$72,156
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,512	$13,550

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest expense	$-	$-

Non-Cash Transactions
Forgiveness of receivables from entity under common control	$-	$1,174,105
Extinguishment of related party loan	$61,956	$1,572,451
Related party payables settled with receivables	$1,137,525	$-

See accompanying notes to the consolidated financial statement

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On September 2, 2007, Wah Bon acquired 100% ownership of Shaanxi Pacific for a cash consideration of $128,205.

On May 30, 2007, amended to July 5, 2007, North American Gaming and Entertainment Corporation ("North American") entered into a Material Definitive Agreement, pursuant to which the shareholders of Shaanxi Changjiang exchanged all their shares in Shaanxi Changjiang for 500,000 shares of series C convertible preferred stock ("series C shares") in North American which carried the right of 1,218 votes per share and was convertible to 609,000,000 common shares. In connection with the exchange, Shaanxi Changjiang also delivered $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock were automatically converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining & New Energy Company Ltd. and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon became a wholly owned subsidiary of North American.

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

The accompanying consolidated financial statements as of December 31, 2016 and 2015 consolidate the financial statements of China Changjiang and its 100% owned subsidiary Wah Bon, 100% owned subsidiary Shaanxi Pacific, 97.2% owned subsidiary Shaanxi Changjiang and 51% owned subsidiary Changjiang PV. The minority interests represent the minority shareholders' 2.8% shares of the results of Shaanxi Changjiang and 49% shares of the results of Changjiang PV. All intercompany accounts and transactions have been eliminated.

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

Other than recurring losses over the years, the Company had working capital deficit of $1,191,997 as of December 31, 2016, and negative cash flow from operating activities amounted to $115,183, for the year ended December 31, 2016. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further developing its sales from its main business.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and amounts due from a related party. The Company places its cash with financial institutions with high-credit ratings and quality. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

(h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

(i)	Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. Estimated useful lives are as follows:

Machinery	5 years
Motor vehicles	10 years
Furniture and office equipment	5 years

(j)	Intangible assets

All land belongs to the government in PRC. Enterprises and individuals can pay the government a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner.

We acquired the 5.71 sq.km land use right parcel, located in Heyang Country, Shaanxi Province in 2005. Our land use rights are amortized over their fifty-year term from October 2001 to October 2051.

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

For financial reporting purposes, the consolidated financial statements of the Company, "Wah Bon", "Shaanxi Pacific", "Shaanxi Changjiang" and "Changjiang PV" which are prepared using the functional currency have been translated into United States dollars ("USD"). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income (loss) but are included in foreign exchange adjustment to other comprehensive income (loss), the accumulated amount of which is a component of stockholders' equity.

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	December 31, 2016	December 31, 2015
Period end US$ : RMB exchange rate	6.9437	6.4907
Average periodic US$ : RMB exchange rate	6.6430	6.2175

USD to HKD

	December 31, 2016	December 31, 2015
Period end US$ : UHK exchange rate	7.7543	7.7504
Average periodic US$ : UHK exchange rate	7.7617	7.7521

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

Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a consolidated financial statement that is presented with the same prominence as other financial statements. At present, the only component of other comprehensive income/loss is the Company's foreign currency translation adjustment.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. [JW4] These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2016	December 31, 2015
Cost
Motor vehicles	$210,190	$224,859
EPC equipment	281,908	301,583
Office equipment	11,660	12,475
Total	503,758	538,917

Accumulated depreciation	(302,752)	(292,437)

Property, plant and equipment, net	$201,006	$246,480

Depreciation expenses for the years ended December 31, 2016 and 2015 were $30,725 and $53,174, respectively.

4.	INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2016	December 31, 2015

Cost of land use right	$18,432,882	$19,719,353
Accumulated amortization of land use right	(4,721,760)	(4,656,915)
Intangible asset, net	$13,711,122	$15,062,438

Amortization expenses were approximately $385,345 and $411,717 for the years ended December 31, 2016 and 2015, respectively.

5.	DUE FROM RELATED PARTIES

(a) Loans from related parties

The loans owed by related parties are unsecured, interest free and not expected to be paid within twelve months from December 31, 2016.

Loans receivable from related parties consists of the following:

	December 31, 2016	December 31, 2015
Shaanxi Du Kang Liquor Group Co., Ltd. ("Du Kang"), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$1,164,107	interest free
Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), manager of which is Zhang Hongjun, the Director and principal shareholder of the Company	-	5,007	interest free
	$-	$1,169,114

In April 2015, Shaanxi Changjiang moved to a new office that is owned by Shaanxi Baishui Dukang Liquor Co., Ltd., a related company. Shaanxi Changjiang is allowed to occupy the space for free.

At the year end of 2015, the Company decided to write off total balances of $1,628,468 (equivalent to RMB 10,125,000) due from related parties due to the uncertain collectability. Those receivable balances consist of $454,363 receivable from Zhongke Aerospace & Agriculture Development Stock Co., Ltd., $804,181 receivable from Shaanxi Jiuzu Shaokang Liquor Co., Ltd. and $369,924 receivable from Shaanxi Changfa Industrial Co., Ltd. As Shaanxi Jiuzu Shaokang Liquor Co., Ltd. is owned by Zhang Hongjun (95% ownership), Shaanxi Changfa Industrial Co., Ltd. is owned by Zhang Hongjun (39% ownership) and Shaanxi Changjiang (13% ownership), the write-offs of $1,174,105 related to those companies are accounted for as a transaction between entities under common control and recorded as an adjustment to stockholders’ equity (additional paid-in capital).

At the year end of 2016, the Company decided to write off balance of $5,007 due from Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.) due to the uncertain collectability.

On December 26, 2016, Changjiang PV had RMB 7,900,000 (approximately $1,137,525) due from Du Kang and Shaanxi Changjiang had RMB 11,033,888 (approximately $1,589,050) due to Wang Shengli. The four parties agreed that the Company offset the amount due from Du Kang with the same amount due to Wang Shengli, leaving Shaanxi Changjiang with RMB 3,133,888 (approximately $451,328) due to Wang Shengli as of December 31, 2016.

(b) Sales revenue from related parties

The Company provided solar power to one of its related parties, Heyang County Huanghe Bay Resort Hotel Co., Ltd. since 2014. As of December 31, 2015, no collection has been received. The Company wrote off the receivable balance of $26,597 (equivalent to RMB 165,366) for 2014 and the remaining receivable balance was $7,151 at December 31, 2015. During the fourth quarter of 2016, as no collection has been received, the Company decided to write off all the uncollected receivables related to solar power in the amount of RMB 205,424 (approximately $30,809) and decided not to recognize such revenue going forward.

Accounts receivable from related parties consists of the following:

	December 31, 2016	December 31, 2015
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$-	$7,151	interest free
	-	7,151

6.	OTHER PAYABLES AND ACCRUED EXPENSES

The following is a summary of other payables and accrued liabilities:

	December 31, 2016	December 31, 2015

Tax payable	$60,498	$64,696
Salary and welfare payable	656	302
Other payable	1,144,565	1,218,684
	$1,205,719	$1,283,682

7.	DUE TO RELATED PARTIES

The balance of $592,410 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from December 31, 2016.

	December 31,	December 31,
	2016	2015
Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co.,Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$360,039	$385,166
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	91,011	58,391
Shaanxi East Mining Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	-	56,614
Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	31,683	9,244
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd	37,444	-
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	58,921	-
Heyang County Huanghe Bay Resort Hotel Co.,Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	12,433	-
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hong Jun, the Director and principal shareholder of the Company, and senior executives of which are Wang Sheng Li, Li Ping and Tian Hailong, the directors and shareholders of the Company	879	941
	$592,410	$510,356

The office space occupied by Shaanxi Pacific is a property owned by Zhang Hongjun. The Company is allowed to use it for free.

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

During the year ended December 31, 2015, Shaanxi Dukang Liquor Trading Co., Ltd. and Shaanxi Dukang Liquor Group Co., Ltd. made salary payment of RMB 592,119 (approximately $95,234) on behalf of Shaanxi Changjiang. During the year of 2016, Shaanxi Dukang Liquor Group Co., Ltd. paid RMB 44,111 (approximately $6,640) to Ping Li on behalf of Shanxi Changjiang and later agreed to waive the repayment. Since Shannxi Dukang Liquor Trading Co., Ltd. is owned by Zhang Hongjun (40% ownership) and Shaanxi Dukang Liquor Group Co., Ltd. (40% ownership) and Zhang Hongjun is the principal owner of Shaanxi Dukang Liquor Group Co., Ltd., the exemption of $95,234 and $6,640 are accounted for as a transaction between entities under common control and recorded as an adjustment to stockholder's equity (additional paid - in capital). Additionally, Shaanxi Xi Deng Hui Development Stock Co., Ltd. made salary payment of RMB 73,980 (approximately $11,898) on behalf of the Company and later agreed to waive the repayment. The exemption of $11,898 is recorded as other income for the year ended December 31, 2015.

On September 15, 2015, the Company was exempt from the loan of RMB 10,000,000 (approximately $1,572,451) owed to East Mining, a company owned by Zhang Hongjun (70% ownership) and Wang Shengli (30% ownership). As both Shaanxi East Mining Co., Ltd and the Company are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $1,572,451 recorded as an adjustment to stockholders' equity (additional paid-in capital).

On April 29, 2016, Shaanxi Industrial and Commercial Bureau officially approved the cancellation of registration of East Mining. Zhang Hongjun, major shareholder of East Mining and director and principal shareholder of the Company, agreed to forgive the loan of $55,316 borrowed by the Company on behalf of all the shareholders of East Mining. As the Company and East Mining are under common control of Zhang Hongjun and Wang Shengli, the extinguishment of related party loan is accounted for as a transaction between entities under common control with $55,316 recorded as an adjustment to stockholders' equity (additional paid-in capital).

8.	DUE TO SHAREHOLDERS

The balance of $1,880,311 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from December 31, 2016.

Due to shareholders consist of the following:

	December 31,	December 31,
	2016	2015
Due to Wang Shengli	$451,328	$1,699,954
Due to Zhang Hongjun	873,742	934,722
Due to Chen Min	555,241	584,501
	$1,880,311	$3,219,177

On December 26, 2016, Changjiang PV had RMB 7,900,000 (approximately $1,137,525) due from Dukang and Shaanxi Changjiang had RMB 11,033,888 (approximately $1,589,050) due to Wang Shengli. The four parties agreed that the Copany offset the amount due from Dukang with the same amount due to Wang Shengli, leaving Shaanxi Changjiang with amount of RMB 3,133,888 (approximately $451,328) due to Wang Shengli as of December 31, 2016. Also see Note 5 for details.

9.	INCOME TAX

China Changjiang is incorporated in the United States and has incurred net operating income of nil, as for income tax purposes, both for the years ended December 31, 2016 and 2015. The Company's other subsidiaries are subject to income tax described below.

Hong Kong

Wah Bon is incorporated in Hong Kong and subject to Hong Kong profits tax. Wah Bon has no operating profit or tax liabilities during the years ended December 31, 2016 and 2015.

PRC

On March 16, 2007, the National People's Congress passed the Enterprise Income Tax Law ("the China EIT Law"), which was effective as of January 1, 2008.

Shaanxi Pacific, Shaanxi Changjiang and Changjiang PV are incorporated in the PRC and subject to 25% China statutory tax rate. Shaanxi Pacific did not incur any operating income for the years ended December 31, 2016 and 2015. Shaanxi Changjiang incurred net loss, for income tax purpose, for the years ended December 31, 2016 and 2015. Changjiang PV had net losses for the years ended December 31, 2016 and 2015.

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

As no entities had any net income, the Company did not provide any income tax expense for the years ended December 31, 2016 and 2015.

The following table reconciles the statutory U.S. federal income tax rate to the Company's effective income tax rate

	For the year ended December 31, 2016	For the year ended December 31, 2015
U.S. Federal statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Changes in valuation allowance for DTA	-25%	-25%
Effective income tax rate	0%	0%

As of December 31, 2016, the Company's PRC subsidiaries had net taxable operating loss carry-forwards of approximately $1,764,559. The PRC Income Tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The Management believes that the Company's cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $440,140 was recorded.

Components of the Company's net deferred tax assets are set forth below:

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry-forwards	$440,140	$376,415
Total of deferred tax assets	$440,140	$376,415
Less: valuation allowance	$(440,140)	$(376,415)
Net deferred assets	$-	$-

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

Shaanxi Changjiang entered into a lease agreement for the lease of its office space in February 2011 for two years expired on March 1, 2013. The agreement was renewed in February 2013 for an additional year with the annual lease payment increased to RMB100,000 (approximately $16,084). The agreement was further renewed in 2014 to extend the expiration date to April 30, 2015 with annual lease payment remained unchanged. Shaanxi Changjiang moved to a new office in May 2015, which is under the name of Baishui Dukang Liquor Group, a related party under common control of Zhang Hongjun. Baishui Dukang agreed that Changjiang Mining can use the office for free for indefinite period.

Rental expense for the years ended December 31, 2016 and 2015 was $0 and $8,256, respectively.

11.	SUBSEQUENT EVENTS

As of December 31, 2016, the Company owned $91,011 (RMB626,950) to Shaanxi Dukang Liquor Trading Co., Ltd, a related party of the Company. On January 16, 2017, the loan was extended to December 31, 2018. The loan is unsecured, bearing no interest and was borrowed to maintain cash flow for the Company's operations.

On February 25, 2017, the Company borrowed a one-year loan in the amount of $2,304 (RMB 16,000) from Shaanxi Dukang Liquor Trading Co., Ltd., a related party of the Company. The loan is unsecured, bearing no interest and was borrowed to maintain cash flow for the Company's operations.

On January 5, 2017, the Company borrowed a one-year loans in the amount of $21,602 (RMB150,000) from Shaanxi Dukang Liquor Trading Co., Ltd., a related party of the Company. The loan is unsecured, bearing no interest and was borrowed to maintain cash flow for the Company's operations.

