Form 10-Q
period 2017-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2017-08-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 14, 2017, the registrant had outstanding 64,629,559 shares of common stock, $0.01 par value.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

FINANCIAL STATEMENTS

3

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,983	$12,512
Other current assets and prepayments	2,195	1,210
Total Current Assets	15,178	13,722

Property, plant and equipment, net	191,730	201,006
Land use rights, net	13,859,729	13,711,122
TOTAL ASSETS	$14,066,637	$13,925,850

See accompanying notes to the unaudited consolidated financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 (Continued)

(Stated in US Dollars)

	June 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Other payables and accrued liabilities	1,249,413	1,205,719
Total Current Liabilities	1,249,413	1,205,719

Non-current liabilities
Due to related parties	660,688	592,410
Due to shareholders	1,923,244	1,880,311
Total Non-current Liabilities	2,583,932	2,472,721
TOTAL LIABILITIES	$3,833,345	$3,678,440

EQUITY
Series C convertible preferred stock ($0.01 par value, 10,000,000 shares authorized, no shares outstanding as of June 30, 2017 and December 31, 2016)	-	-
Common stock ($0.01 par value, 250,000,000 shares authorized, 64,629,559 shares issued and outstanding as of June 30, 2017 and December 31,2016)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	15,968,106	15,968,106
Accumulated deficit	(8,179,478)	(7,926,794)
Accumulated other comprehensive income	1,393,564	1,140,899
TOTAL SHAREHOLDERS' EQUITY	9,339,229	9,339,248
Non-controlling interest	894,063	908,162
TOTAL EQUITY	10,233,292	10,247,410
TOTAL LIABILITIES AND EQUITY	$14,066,637	$13,925,850

See accompanying notes to the unaudited consolidated financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Stated in US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales revenue - related party	$-	$7,506	$-	$7,506
Cost of revenue	-	1,882	-	1,882
Gross profit	-	5,624	-	5,624

Operating expenses
General and administrative expenses	32,239	37,038	66,195	69,199
Depreciation	6,895	7,601	14,022	16,108
Amortization	93,283	97,984	186,190	195,845
Total operating expenses	132,417	142,623	266,407	281,152

Loss from operations	(132,417)	(136,999)	(266,407)	(275,528)

Other expenses
Interest income	9	9	13	9
Interest expenses	(115)	(332)	(389)	(452)
Total other expenses	(106)	(323)	(376)	(443)

Loss before tax	(132,523)	(137,322)	(266,783)	(275,971)

Income tax expense (benefit)	-	-	-	-

Net loss	$(132,523)	$(137,322)	$(266,783)	$(275,971)

Net loss attributable to:
Non-controlling interests	(7,057)	(4,611)	(14,099)	(11,899)
Common shareholders	(125,466)	(132,711)	(252,684)	(264,072)

Comprehensive income (loss):
Foreign currency translation adjustments	172,159	(338,987)	252,665	(263,551)
Total comprehensive income (loss)	$39,636	$(476,309)	$(14,118)	$(539,522)

Weighted average shares-basic	64,629,559	64,629,559	64,629,559	64,629,559
Weighted average shares-diluted	64,629,559	64,629,559	64,629,559	64,629,559
Earnings per share,
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the unaudited consolidated financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Stated in US Dollars)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(266,783)	$(275,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,212	211,953
Changes in operating assets and liabilities:
Due from related party	-	(5,624)
Other current assets and prepayments	(942)	621
Other payables and accrued liabilities	13,819	1,051
CASH USED IN OPERATING ACTIVITIES	(53,694)	(67,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	52,936	65,796
CASH PROVIDED BY FINANCING ACTIVITIES	52,936	65,796

Effect of exchange rate changes on cash and cash equivalents	1,229	(1,150)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	471	(3,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$12,512	$13,550
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,983	$10,226

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash Transactions
Extinguishment of related party loan	$-	$55,313

See accompanying notes to the unaudited consolidated financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by China Changjiang Mining & New Energy Company, Ltd. and its consolidated subsidiaries (the “Company”) as described in the notes to consolidated financial statements included in Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements for the six-month period ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements. Operating results for the six-month period ended June 30, 2017 are not indicative of the results that may be expected for the full year ending December 31, 2017.

(a) Going Concern

The Company had a working capital deficit of $1,234,235 as of June 30, 2017 and had a negative cash flow from operating activities amounted to $53,694 for the six months ended June 30, 2017. If the Company cannot generate enough cash flow from its operating activities, it will need to consider other financing methods such as borrowing from banking institutions or raising additional capital through new equity issuance. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company plans to continue to control its administrative expenses in the coming periods as well as further develop its sales from its main business.

These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(b) Foreign Currency Translation

Exchange rates applied for the foreign currency translation during the period are as follows:

USD to RMB

	June 30, 2017	December 31, 2016
Period end USD: RMB exchange rate	6.7769	6.9437

	June 30, 2017	June 30, 2016
Average periodic USD: RMB exchange rate	6.8743	6.5354

USD to HKD

	June 30, 2017	December 31, 2016
Period end USD: HKD exchange rate	7.8057	7.7543

	June 30, 2017	June 30, 2016
Average periodic USD: HKD exchange rate	7.7731	7.7670

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

(d) Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are required to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

2. LAND USE RIGHTS, NET

The following is a summary of land use rights, net:

	June 30,	December 31,
	2017	2016
Cost of Land Use Rights	$18,886,571	$18,432,882
Accumulated Amortization of Land Use Rights	(5,026,842)	(4,721,760)
Land Use Rights, Net	$13,859,729	$13,711,122

The difference for the balance of cost was mainly due to the fluctuation of exchange rate of USD to RMB.

Amortization expenses were $186,190 and $195,845 for the six months ended June 30, 2017 and 2016, respectively.

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

4. DUE TO RELATED PARTIES

The balance of $660,688 due to related parties represents the loans owed to related parties, which are interest free, unsecured and the Company does not intend to be repay within twelve months from June 30, 2017.

Due to related parties consists of the following.

	June 30,	December 31,
	2017	2016
Baishui Dukang Marketing Management Co., Ltd. (Previously Huitong World Property Superintendent Co.,Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	$368,900	$360,039
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	12,739	12,433
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd. (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), controlled by Zhang Hongjun, the Director and principal shareholder of the Company	38,366	37,444
Baishui Du Kang Brand Management Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	59,319	31,683
Shaanxi Du Kang Liquor Group Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	60,372	58,921
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, the Director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, the directors and shareholders of the Company	900	879
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, the Director and principal shareholder of the Company	120,092	91,011
Total	$660,688	$592,410

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

The Company borrowed additional loans of $52,936 from related parties for the six months ended June 30, 2017.

Heyang County Huanghe Bay Resort Hotel Co., Ltd., paid salaries to the PV power station maintainers on behalf of the Company. The balance of $12,739 represents the salary expense owed to the Heyang County Huanghe Bay Resort Hotel Co., Ltd. as of June 30, 2017. The Company stopped providing solar power since 2017.

5. DUE TO SHAREHOLDERS

The balance of $1,923,244 due to shareholders represents the loans owed to the shareholders, which are interest free and unsecured. The management does not intend to repay the loans within twelve months from June 30, 2017.

Due to shareholders consists of the following:

	June 30,	December 31,
	2017	2016
Due to Wang Shengli	$462,436	$451,328
Due to Zhang Hongjun	895,248	873,742
Due to Chen Min	$565,560	$555,241
Total	$1,923,244	$1,880,311

6. INCOME TAXES

The Company did not have income tax expense or income tax payable due to the use of net loss carryover from prior years.

As of June 30, 2017, the Company had net taxable operating loss carry forwards of approximately $2,073,981. The PRC income tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $518,495 was recorded.

Components of the Company’s net deferred tax assets are set forth below:

	June 30,	December 31,
	2017	2016
Deferred tax assets
Net operating loss carry-forward	$518,495	$440,140
Total of deferred tax assets	$518,495	$440,140
Less: valuation allowance	$(518,495)	$(440,140)
Net deferred tax assets	$-	$-

7. SUBSEQUENT EVENTS

On July 19, 2017, the Company borrowed $14,804 (RMB100,000) from Shaanxi Dukang Liquor Trading Co., Ltd., a related party of the Company, for daily operation purposes. The loan is due on July 18, 2018 without interest.

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

The following discussion and analysis should be read in conjunction with our June 30, 2017 unaudited consolidated financial statements and related notes thereto included in this quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2016.

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

Before June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with XunyangYongjin Mining Co., Ltd to transfer our mining exploration rights for a cash payment of $2,380,612 (RMB 15,000,000). Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd. ("Shaanxi Changjiang"), entered into Equity Transfer Agreements with each of Zhang Hongjun, a director of the Company and owner of a controlling interest in the Company (holding 54.42% as of June 30, 2017), and Wang Shengli, a director and shareholder of the Company (holding 2.36% as of June 30, 2017), to sell Shaanxi Changjiang's entire 60% interest in Shaanxi East Mining Co., Ltd., ("East Mining" and formerly referred to as "Dongfang Mining") for a total consideration of $885,696 (RMB 5,400,000). The consideration payable to the Company was used to offset amounts owed to each of the acquirers. Each of the acquirers obtained 30% equity in this transaction.

We also hold land use rights in a land parcel and we lease a portion of the land use rights on the 5.7 square kilometer parcel to Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd (previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), a company with a common control person. The term of the lease agreement is from January 1, 2011 to December 31, 2029. Our land use rights are amortized over their 50-year term. The Land use right was our largest asset, with an annual rent of approximately $1.2 million (RMB 7,500,000).

As of June 30, 2017, we only received rent payment of 2011 and no collection afterwards. Due to the uncertain collectability, we decided to write off all the receivable related to land lease of $3,618,818 (equivalent to RMB 22,500,000) and decided not to recognize any revenue for the years ended December 31, 2015 and 2016, and for the six months ended June 30, 2017.

The following is a summary of the book value of our land use rights as of June 30, 2017:

June 30,
2017
Cost of Land Use Rights	$18,886,571
Accumulated Amortization of Land Use Rights	(5,026,842)
Land Use Rights, Net	$13,859,729

Amortization expenses were $186,190 and $195,845 for the six months ended June 30, 2017 and 2016, respectively.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,179,478 as of June 30, 2017, which includes net loss for common stockholders of $252,684 for the six months ended June 30, 2017. The Company’s operations used cash of $53,694 for the six months ended June 30, 2017.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Sales revenue

We did not recognize land use right leasing revenue and solar PV energy revenue for the three months ended June 30, 2017 due to uncertainty of collectability, and we recognized solar PV energy revenue of $7,506 for the three months ended June 30, 2016.

Operating Expenses

Total operating expense for the three months ended June 30, 2017 was $132,417 compared with operating expense of $142,623 for the three months ended June 30, 2016, representing a decrease of $10,206 or 7%. Administrative expense decreased by $4,799 or 13% for the quarter ended June 30, 2017. The amortization expense decreased by $4,701 or 5%, for the three months ended June 30, 2017, due to depreciation of RMB against USD, in spite of the fact that no addition or disposal occurred for land use rights. The depreciation for the three months ended June 30, 2017 decreased by $706 or 9%, compared with the same period of 2016, which was mainly due to full depreciation provided for some fixed assets for the year ended December 31, 2016.

Loss from operation for the three months ended June 30, 2017 was $132,417, compared to loss from operation of $136,999 for the three months ended June 30, 2016.

Net Loss

We incurred net loss of $132,523 for the three months ended June 30, 2017, compared to net loss of $137,322 for the three months ended June 30, 2016.

Other Comprehensive Income (Loss)

Our other comprehensive gain (foreign currencies translation gain) was $172,159 for the three months ended June 30, 2017, compared to other comprehensive loss of $338,987 for the three months ended June 30, 2016. The comprehensive income (loss) for each period referred to net income (loss) plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Sales revenue

We did not recognize land use right leasing revenue and solar PV energy revenue for the six months ended June 30, 2017, due to uncertainty of collectability, and we recognized solar PV energy revenue of $7,506 for the six months ended June 30, 2016.

Operating Expenses

Total operating expense for the six months ended June 30, 2017 was $266,407 compared with operating expense of $281,152 for the six months ended June 30, 2016, representing a decrease of $14,745 or 5%. Administrative expense decreased by $3,004 or 4% for the six months ended June 30, 2017. The amortization expense decreased by $9,655 or 5%, for the six months ended June 30, 2017, due to depreciation of RMB against USD, in spite of the fact that no addition or disposal occurred for land use rights. The depreciation for the six months ended June 30, 2017 decreased by $2,086 or 13%, compared with the same period of 2016, which was mainly due to full depreciation provided for some fixed assets for the year ended December 31, 2016.

Loss from operation for the six months ended June 30, 2017 was $266,407, compared to loss from operation of $275,528 for the six months ended June 30, 2016.

Net Loss

We incurred net loss of $266,783 for the six months ended June 30, 2017, compared to net loss of $275,971 for the six months ended June 30, 2016.

Other Comprehensive Income (Loss)

Our other comprehensive gain (foreign currencies translation gain) was $252,665 for the six months ended June 30, 2017, compared to other comprehensive loss of $263,551 for the six months ended June 30, 2016. The comprehensive income (loss) for each period referred to net income (loss) plus the foreign currencies translation gain (loss), between the U.S. Dollar and the Chinese Yuan RMB (or Hong Kong Dollar for Wah Bon).

Total Equity

Total equity decreased to $10,233,292 as of June 30, 2017, from $10,247,410 as of December 31, 2016, representing a decrease of $14,118. The decrease was mainly due to the net loss of $266,783, offset by other comprehensive gain (foreign currencies translation gain) of $252,665, for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Net cash used in operating activities of $53,694 for the six months ended June 30, 2017, decreased by $14,276 or 21%, compared with net cash used of $67,970 for the six months ended June 30, 2016. The adjustments to reconcile our net loss to net cash flow mainly include depreciation expense of $14,022, amortization of $186,190 for land use rights and an increase in operating liability of $13,819.

Cash Flows From Investing Activities

There was no cash flow in investing activities for the six months ended June 30, 2017 and 2016.

Cash Flows From Financing Activities

The Company borrowed $52,936 and $65,796 from its related parties for the six months ended June 30, 2017 and 2016, respectively.

General

As in previous year, we have access to short and long term loans of cash from our directors or other related parties.

The Company borrowed $52,936 from related parties for the six months ended June 30, 2017.

Our current assets increased by $1,456 and total assets increased by $140,787, respectively.

We have cash of $12,983 and $12,512 as of June 30, 2017 and December 31, 2016, respectively.

We believe that we have sufficient cash to fund operations for the next twelve (12) months.

FINANCING

We anticipated the cash generated from operating activities and from our related parties will be sufficient to sustain our daily operations for the next twelve (12) months.

INFLATION

Our management believes that inflation did not have a material effect on our results of operations for the six months ended June 30, 2017.

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

Our related parties are the following individuals and entities: (i) Mr. Wang Shengli (a director of the Company), Mr. Chen Weidong (our President, Chief Executive Officer and Chairman of the Board), Ms. Li Ping (a director of the Company), and Ms. Chen Min (a director of the Company), all of whom are shareholders of the Company; (ii) Mr. Zhang Hongjun, who is currently a director and controlling shareholder of the Company; (iii) Ms. Li Ping (our Chief Financial Officer and who has the same name with our Director Ms. Li Ping); and (iv) the following companies: Shaanxi Jiuzu Shaokang Liquor Co., Ltd.(Previously Shaanxi Baishui Dukang Liquor Development Co., Ltd.), Shaanxi Baishui Dukang Marketing Management Co., Ltd.(Previously Huitong World Property Superintendent Co., Ltd.), Shaanxi Xi Deng Hui Development Stock Co., Ltd., Shaanxi Baishui Du Kang Brand Management Co., Ltd., Zhongke Aerospace & Agriculture Development Stock Co., Ltd., Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd. (Previously Shaanxi Huanghe Bay Spring Lake Park Co., Ltd.), Shaanxi Changfa Industrial Co., Ltd., Shaanxi Tangrenjie Advertising Media Co., Ltd. (Previously "Shaanxi Changjiang Zhongxiayou Investment Co., Ltd.), Shaanxi Dukang Liquor Trading Co., Ltd., Shaanxi East Mining Co., Ltd. (officially canceled on April 29, 2016), Heyang County Huanghe Bay Resort Hotel Co., Ltd., Shaanxi Baishui Dukang Liquor Co., Ltd., Shaanxi Baishui Dukang Old Workshop Liquor Co., Ltd., Shaanxi Jiusheng Brand Operation Management Co., Ltd., Shaanxi Lantian Poverty Alleviation Investment Co., Ltd., Heyang County Huanghe Bay Resort Training Reception Center Co., Ltd. and Shaanxi Du Kang Liquor Group Co., Ltd.

Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the risk factors as set forth in the Annual Report on Form 10-K filed with the SEC on March 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2017, that were not otherwise disclosed in the Company’s Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY., LTD. (Registrant)

Date: August 14, 2017	By:	/s/ Chen Wei Dong
	Name:	Chen Wei Dong
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Li Ping
	Name:	Li Ping
	Title:	Chief Financial Officer (Principal Financial Officer)

