Form 10-Q
period 2022-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2022-05-13
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-52807

China Changjiang Mining & New Energy Company, Ltd.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	75-2571032
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 1907, No. 1038 West Nanjing Road Westgate Mall, Jing’An District Shanghai, China	200041
(Address of principal executive offices)	(Zip Code)

86-8833-1685

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of March 31, 2022, there were 64,629,559 shares outstanding of the registrant’s common stock.

As of March 31, 2022, there were 1,000,000 shares outstanding of the registrant’s Convertible Series C Preferred Stock.

Item 1. Financial Statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS (Unaudited)

	As at
	Mar. 31, 2022	Dec. 31, 2021
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,331,533	$1,336,221
Total current liabilities	1,331,533	1,336,221

Due to related parties	704,113	706,592
Due to Shareholders	2,049,653	2,056,869
Total non-current liabilities	2,753,766	2,763,461

TOTAL LIABILITIES	4,085,299	4,099,682

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding)	1,000	1,000
Common stock ($0.01 par value, 500,000,000 shares authorized, 64,629,559 shares issued and outstanding)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(20,275,442)	(20,289,825)

TOTAL STOCKHOLDERS' DEFICIT	(4,085,299)	(4,099,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarterly periods ended
	March 31, 2022	March 31, 2021
OTHER INCOME/(EXPENSE)
Foreign exchange gains/ (losses), net	$14,383	$28,103
Other income
Total other income/(expense)	14,383	28,103
Net profit/ (loss)	$14,383	$28,103

Net loss per share - basic	$0.00	$0.00
Net loss per share - diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic	64,629,559	64,629,559
Weighted average number of common shares outstanding - diluted	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2022

(Unaudited)

	Series C convertible preferred stock		Common Stock		Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2020	1,000,000	$1,000	64,629,559	$646,295	$(489,258)	$16,032,106	$(20,170,068)	$(3,979,925)
Net loss	–	–	–	–	–	–	(119,757)	(119,757)
Balance, December 31, 2021	1,000,000	1,000	64,629,559	646,295	(489,258)	16,032,106	(20,289,825)	(4,099,682)
Net profit	–	–	–	–	–	–	14,383	14,383
Balance, March 31, 2022	1,000,000	$1,000	64,629,559	$646,295	$(489,258)	$16,032,106	$(20,275,442)	$(4,085,299)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the quarterly periods ended
	Mar. 31, 2022	Mar. 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$14,383	$28,103
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,688)	(9,159)
Due to related parties	(2,479)	(4,844)
Due to shareholders	(7,216)	(14,100)
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to the Unaudited Financial Statements

March 31, 2022

Note 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Exchange rates used in these financial statements, USD to CNY, are 6.3566 and 6.3343 at March 31, 2022 and December 31, 2021 respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As at the beginning and end of the reporting period, there are 64,629,559 outstanding common shares and 1,000,000,000 potentially dilutive shares, respectively, from convertible preferred stock.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $20,275,442 as at March 31, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

	Mar. 31, 2022	Dec. 31, 2021
Taxes payable	$66,812	$67,047
Salaries and welfares payable	724	727
Other payables	1,263,997	1,268,447
Total	$1,331,533	$1,336,221

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from March 31, 2022. Details of amounts due to related parties are as follows:

Due to Related parties	Mar. 31, 2022	Dec. 31, 2021
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$393,147	$394,531
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	13,576	13,624
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	40,888	41,032
Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	63,217	63,440
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	64,341	64,567
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	959	962
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	127,985	128,436
Total	$704,113	$706,592

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from March 31, 2022, Details of amounts due to shareholders are as follows:

Due to Shareholders	Mar. 31, 2022	Dec. 31, 2021
Wang Shengli	$492,831	$494,566
Zhang Hongjun	954,089	957,448
Chen Min	602,733	604,855
Total	$2,049,653	$2,056,869

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

The Company has 500,000,000 shares of common stock authorized at par value of $0.01, and 64,629,559 shares of common stock were issued and outstanding at beginning and end of the reporting period at total par value of $646,295.

The Company has 10,000,000 shares designated Series C convertible preferred stock at par value of $0.001. Each Series C convertible preferred stock is convertible into 1,000 common shares. There were 1,000,000 Series C convertible preferred stock issued and outstanding at beginning and end of the reporting period at total par value of $1,000.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	March 31, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$20,289,825	$20,170,068
Less: Net profit for the period / year	(14,383)	119,757
NOL carried forward	$20,275,442	$20,289,825

Tax benefit from NOL carried forward	$5,068,861	$5,072,456
Valuation allowance	(5,068,861)	(5,072,456)
Deferred tax assets	$–	$–

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

NOTE 12 – IMPACT OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly period ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Changjiang Mining & New Energy Company, Ltd for the three and nine months ended March 31, 20221 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to China Changjiang Mining & New Energy Company, Ltd. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in China Changjiang Mining & New Energy Company, Ltd.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. China Changjiang Mining & New Energy Company, Ltd. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

China Changjiang Mining & New Energy Company, Ltd. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, CHJI is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended March 31, 2022 and 2021

Revenue

For the three and three months ended March 31, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

For the three and three months ended March 31, 2022 and 2021, the Company had not operating expenses.

Other Income and Expenses

Other Income for the three months ended March 31, 2022 were $14,383 compared to $28,103 for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company had not other expenses.

For the three months ended March 31, 2022, foreign exchange gains were $14,383, an decrease of $13,720, as compared to $28,103 for the three months ended of March 31, 2021.

The decrease is related to change in USD/CHY foreign exchange with the period.

Net Income (Loss)

For the three-month ended March 31, 2022, the Company had a net income of $14,383 compared to the three-month period ended March 31, 2021 of a net income of $28,103.

The net income resulted from foreign exchange gains.

Liquidity and Capital Resources

As of March 31, 2022, we had no cash and a working capital deficit of $4,085,299.

Operating Activities

No operating activities occurred during the three months ended March 31, 2022 and 2021.

Investing Activities

No investing activities occurred during the three months ended March 31, 2022 and 2021.

Financing Activities

No financing activities occurred during the three months ended March 31, 2022 and 2021.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2021 Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2022	China Changjiang Mining & New Energy Company, Ltd.

	By:	/s/ Chongyi Yang
Chongyi Yang Chief Executive Officer

