Form 10-Q
period 2022-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2022-09-09
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of June 30, 2022, there were 64,629,559 shares outstanding of the registrant’s Common Stock.

As of June 30, 2022, there were 1,000,000 shares outstanding of the registrant’s Convertible Series C Preferred Stock.

Item 1. Financial Statements.

CHINA CHINGJIANG MINING & NEW ENERGY CO., LTD

FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

(Unaudited)

	As at
	Jun. 30, 2022	Dec. 31, 2021
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,261,141	$1,336,221
Total current liabilities	1,261,141	1,336,221

Due to related parties	666,890	706,592
Due to Shareholders	1,941,298	2,056,869
Total non-current liabilities	2,608,187	2,763,461

TOTAL LIABILITIES	3,869,329	4,099,682

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Common stock ($0.01 par value,500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of June 30, 2022 and December 31, 2021	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(20,059,472)	(20,289,825)

TOTAL STOCKHOLDERS' DEFICIT	(3,869,329)	(4,099,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
OTHER INCOME/(EXPENSE)
Foreign exchange gains/ (losses), net	$215,970	$(78,757)	$230,353	$(50,654)
Other income
Total other income/(expense)	215,970	(78,757)	230,353	(50,654)
Net profit/ (loss)	$215,970	$(78,757)	$230,353	$(50,654)

Net loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	64,629,559	64,629,559	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Beginning stock holders’ deficit	(4,085,299)	(3,951,822)	(4,099,682)	(3,979,925)
Changes in the period:
Net profit/ (loss) for the period	215,970	(78,757)	230,353	(50,654)
Issue of shares	–	–	–	–
Closing stock holders’ deficit	(3,869,329)	(4,030,579)	(3,869,329)	(4,030,579)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Quarterly Periods Ended
	Jun. 30, 2022	Jun. 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$215,970	$(78,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(70,392)	25,669
Due to related parties	(37,223)	13,574
Due to shareholders	(108,355)	39,514
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to Financial Statements

June 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Exchange rates used in these financial statements, USD to CNY, are 6.7114 and 6.3343 at June 30, 2022 and December 31, 2021 respectively.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $20,059,472 as at June 30, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

Schedule of payables	Jun. 30, 2022	Dec. 31, 2021
Taxes payable	$63,280	$67,047
Salaries and welfares payable	686	727
Other payables	1,197,175	1,268,447
Total	$1,261,141	$1,336,221

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from June 30, 2022. Details of amounts due to related parties are as follows:

Due to Related parties	Jun. 30, 2022	Dec. 31, 2021
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$372,363	$394,531
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,858	13,624
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	38,727	41,032
Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	59,875	63,440
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	60,940	64,567
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	908	962
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	121,219	128,436
Total	$666,890	$706,592

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from June 30, 2022 Details of amounts due to shareholders are as follows:

Due to Shareholders	Jun. 30, 2022	Dec. 31, 2021
Wang Shengli	$466,777	$494,566
Zhang Hongjun	903,652	957,448
Chen Min	570,869	604,855
Total	$1,941,298	$2,056,869

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	June 30, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$20,289,825	$20,170,068
Less: Net loss (profit) for the period / year	(230,353)	119,757
NOL carried forward	$20,059,472	$20,289,825

Tax benefit from NOL carried forward	$5,014,868	$5,072,456
Valuation allowance	(5,014,868)	(5,072,456)
Deferred tax assets	$–	$–

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

NOTE 12 – IMPACTS OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly period ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Changjiang Mining & New Energy Co., LTD for the six months ended June 30, 2022 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to China Changjiang Mining & New Energy Co., LTD or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in China Changjiang Mining & New Energy Co., LTD’s MD&A. Readers should not place undue reliance on any such forward-looking statements. China Changjiang Mining & New Energy Co., LTD disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The Company’s main business is in the transitional period from mining to clean new energy, and mainly focus on the solar photovoltaic, or “PV”, downstream market at present stage. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Six Months Ended June 30, 2022 and June 30, 2021

Revenue

For the six months ended June 30, 2022 and June 30, 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, were $0 compared to $0 for six months ended June 30, 2021.

Operating expenses did not increase in 2022.

For the six months ended June 30, 2022, professional fees were $0, an increase of $0 for the six months ended of June 30, 2021.

Other Income and Expenses

For the six months ended June 30, 2022 the Company had a net profit of $215,970 due to foreign exchange gains, compared to a net loss of $78,757 for six months ended June 30, 2021. This resulted in an increase of $294,727 in other income gains.

Net Income (Loss

For the six-month ended June 30, 2022, the Company had a net profit of $215,970 compared to the six-month period ended June 30, 2021 of a net loss of $78,757. This resulted in an increase of $294,727 in other income gains.

The net profit resulted from foreign exchange gains.

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and a working capital deficit of $3,869,329.

Operating Activities

For six months ended June 30, 2022 net income was $215,970 as compared to a loss of $78,575 for the six months ended June 30, 2021. The number is generated from the foreign exchange gain from liabilities thus no cash flow from operations.

Accounts payable and accrued expenses were $70,392 for the six-month period ended June 30, 2022 as compared to $25,669 for six month period ended June 30, 2021, an increase of $44,723. The increase in accrued expenses is related to interest.

Investing Activities

No investing activities occurred during the six months ended June 30, 2022, and 2021.

Financing Activities

During the six months ended June 30, 2022, the Company received advances of $0 from a related party for working capital purposes. During the six months ended June 30, 2022, the Company issued $0 common stock for cash.

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

During the six months ended June 30, 2022, the Company did not sell any unregistered securities.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2022	China Changjiang Mining & New Energy Company, Ltd.

	By:	/s/ Chongyi Yang
Chongyi Yang Chief Executive Officer

