Form 10-Q
period 2022-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2022-11-16
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

_____________________

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

As of September 30, 2022, there were 64,629,559 shares outstanding of the registrant’s Common Stock.

As of September 30, 2022, there were 1,000,000 shares outstanding of the registrant’s Convertible Series C Preferred Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CHINGJIANG MINING & NEW ENERGY CO., LTD

FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

(Unaudited)

	As at
	Sept. 30, 2022	Dec. 31, 2021
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,192,150	$1,336,221
Total current liabilities	1,192,150	1,336,221

Due to related parties	630,407	706,592
Due to Shareholders	1,835,097	2,056,869
Total non-current liabilities	2,465,504	2,763,461

TOTAL LIABILITIES	3,657,654	4,099,682

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Common stock ($0.01 par value,500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of September 30, 2022 and December 31, 2021	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(19,847,797)	(20,289,825)

TOTAL STOCKHOLDERS' DEFICIT	(3,657,654)	(4,099,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2022	2021	2022	2021
OTHER INCOME/(EXPENSE)
Foreign exchange gains/ (losses), net	$211,675	$(4,383)	$442,028	$(55,037)
Other income
Total other income/(expense)	211,675	(4,383)	442,028	(55,037)
Net profit/ (loss)	$211,675	$(4,383)	$442,028	$(55,037)

Net loss per share - basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding	64,629,559	64,629,559	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2022	2021	2022	2021
Beginning stock holders’ deficit	(3,869,329)	(4,030,579)	(4,099,682)	(3,979,925)
Changes in the period:	–	–	–	–
Net profit/ (loss) for the period	211,675	(4,383)	242,028	(55,037)
Issue of shares	–	–	–	–
Closing stock holders’ deficit	(3,657,654)	(4,034,962)	(3,657,654)	(4,034,962)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Quarterly Periods Ended
	Sept. 30, 2022	Sept. 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$211,675	$(4,383)
Adjustments to reconcile net loss to net cash used in operating activities:	–	–
Changes in operating assets and liabilities:	–	–
Accounts payable and accrued expenses	(68,992)	1,429
Due to related parties	(36,483)	755
Due to shareholders	(106,200)	2,199
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to Financial Statements

Sept. 30, 2022

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

There was a 10 to 1 reverse stock split for the Company's common stock during December 2009 and all the shares information are retroactively restated to reflect the reverse stock split. The preferred stockholders will not convert their C convertible preferred stock until after the completion of the reverse stock split.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Exchange rates used in these financial statements, USD to CNY, are 7.0998 and 6.3343 at Sept. 30, 2022 and December 31, 2021 respectively.

Related Party

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, member of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $19,904,003 as at Sept. 30, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

Item	Sept. 30, 2022	Dec. 31, 2021
Taxes payable	$59,818	$67,047
Salaries and welfares payable	648	727
Other payables	1,131,684	1,268,447
Total	$1,192,150	$1,336,221

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from Sept. 30, 2022. Details of amounts due to related parties are as follows:

Related parties	Sept. 30, 2022	Dec. 31, 2021
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$351,993	$394,531
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,155	13,624
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	36,608	41,032
1Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	56,599	63,440
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	57,606	64,567
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	858	962
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	114,588	128,436
Total	$630,407	$706,592

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from Sept. 30, 2022 Details of amounts due to shareholders are as follows:

Shareholders	Sept. 30, 2021	Dec. 31, 2021
Wang Shengli	$441,241	$494,566
Zhang Hongjun	854,216	957,448
Chen Min	539,639	604,855
Total	$1,835,097	$2,056,869

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

The Company has 500,000,000 shares of common stock authorized at par value of $0.01, and 64,629,559 shares of common stock were issued and outstanding at beginning and end of the reporting period at total par value of $ 646,295.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Sept. 30, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$20,289,825	$20,170,068
Less: Net loss (profit) for the period / year	(442,028)	119,757
NOL carried forward	$19,847,797	$20,289,825

Tax benefit from NOL carried forward	$4,961,950	$5,072,456
Valuation allowance	(4,961,950)	(5,072,456)
Deferred tax assets	$–	$–

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

NOTE 10 – RELATED-PARTY TRANSACTIONS

The company was not engaging in any business activities during the reporting periods and has no related party transactions and balances other than those disclosed in Notes 5 and 6.

NOTE 11 – SUBSEQUENT EVENTS

As at the date these financial statements are ready to be released, the Company has no subsequent events to disclose.

NOTE 12 – IMPACTS OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly period ended Sept. 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Changjiang Mining & New Energy Co., LTD for the nine months ended Sept. 30, 2022 and 2021, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Nine Months Ended Sept. 30, 2022 and Sept. 30, 2021

Revenue

For the nine months ended Sept. 30, 2022 and Sept. 30, 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended Sept. 30, 2022, were $0 compared to $0 for nine months ended Sept. 30, 2021.

Operating expenses did not increase in 2022.

For the nine months ended Sept. 30, 2022, professional fees were $0, an increase of $0 for the nine months ended of Sept. 30, 2021.

Other Income and Expenses

For the nine months ended Sept. 30, 2022 the Company had a net profit of $442,028 due to foreign exchange gains, compared to a net loss of $55,037 for the nine months ended Sept. 30, 2021. This resulted in an increase of $497,065 in other income gains.

Net Income (Loss)

For the nine-month ended Sept. 30, 2022, the Company had a net profit of $442,028 compared to the nine-month period ended Sept. 30, 2021 of a net loss of $55,037. This resulted in an increase of $497,065 in other income gains.

The net profit resulted from foreign exchange gains.

Liquidity and Capital Resources

As of Sept. 30, 2022, we had no cash and a working capital deficit of $3,657,654.

Operating Activities

No operating activities occurred during the nine months ended Sept. 30, 2022 and 2021

Investing Activities

No investing activities occurred during the nine months ended Sept. 30, 2022, and 2021.

Financing Activities

No financing activities occurred during the nine months ended Sept. 30, 2022, and 2021.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended Sept. 30, 2022, the Company did not sell any unregistered securities.

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

Date: November 16, 2022	China Changjiang Mining & New Energy Company, Ltd.

	By:	/s/ Chongyi Yang
Chongyi Yang Chief Executive Officer

