Form 10-K
period 2022-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2023-04-17
CIK 29952

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-52807

_____________________

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	75-2571032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Mott Street, 4th Floor, New York, NY	10013
(Address of principal executive offices)	(Zip Code)

86-1370164788

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CHJI	OTC

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,585,182.

As of April 15, 2023, there were 64,629,559 shares outstanding of the registrant’s common stock.

PART I

Item 1.	Business

(a) Business Development

The Company was organized under the laws of the State of Nevada on September 19, 2009, under its current name. The Company was a development stage company with the goal of becoming a design, engineer, construct, market and sell high-quality PV SEFs for commercial and utility applications to local markets.

Prior to June 1, 2012, we were engaged in exploration for commercially recoverable metal-bearing mineral deposits. On June 1, 2012, we entered into an agreement with Xunyang Yongjin Mining Co., Ltd. to transfer our mining exploration rights for a cash payment. Further, on December 30, 2013, our subsidiary, Shaanxi Changjiang Mining & New Energy Co., Ltd (“Shaanxi Changjiang”), entered into Equity Transfer Agreements with officers of the Company, whereby the Company’s subsidiaries were sold off.

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

The Company transitioned from mining to clean new energy. Our current business is focused on the solar photovoltaic, or “PV”.

When the sun shines onto a solar panel, energy from the sunlight is absorbed by the PV cells in the panel. This energy creates electrical charges that move in response to an internal electrical field in the cell, causing electricity to flow.

Concentrating solar-thermal power (CSP) systems use mirrors to reflect and concentrate sunlight onto receivers that collect solar energy and convert it to heat, which can then be used to produce electricity or stored for later use. It is used primarily in very large power plants.

The Company’s green energy business unit is committed to providing customers and partners with professional and comprehensive green new energy project solution services.

We build rural revitalization smart new energy photovoltaic. Specifically we will focus on 5G smart street lamp energy storage and charging, integrated charging stations and rural new energy vehicles, low-carbon parks, and commercial and household rooftop photovoltaic green power.

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

Our Industry and Principal Market

Sales and Marketing

We are establishing a sales and marketing department which is focused on identifying and establishing relationships with entities that are likely to have a need for our products and services.

Our products and services are expected to be largely represented through our Company's sales force located in China

Current Business Operations

At the present time, our focus is on serving the local solar PV generation market.

The following chart illustrates our distributed solar PV business model.

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

PV Government Regulation

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

Renewable Energy Law

On December 26, 2009, China revised its Renewable Energy Law, which originally became effective on January 1, 2006. The revised Renewable Energy Law became effective on April 1, 2010 and has laid the legal foundation for developing renewable energy in China. These laws lay the foundation for future regulation.

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

Historical Government Directives

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

Effect of Existing Securities and Exchange Commission Regulations on the Business

We were subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We are also subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent requires us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

The Company currently has two executive officers Dr. Chongyi Yang serves as Chief Executive Officer, Treasurer, and Secretary. Chunsheng Qin services as President.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

Intellectual Property

As of the date of this report, we do not own any patents, trademarks, licenses, franchises, concessions, and royalty agreements, or other intellectual property contracts.

Available Information

Our Periodic Reports including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) are available to review on the SEC’s EDGAR website.

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically update our corporate governance guide, which is applicable to all directors, officers and employees of the Company. We have not yet established an audit committee of our board of directors.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any property but rent office space.

Item 3.	Legal Proceedings

There are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our Common Stock is not trading on any stock exchange. It is listed, but not quoted, OTC Markets under the symbol CHJI and there is no established public trading market for the class of common equity.

Fiscal Year 2022	HIGH	LOW
First Quarter (Jan.1, 2022 – March 31, 2022)	$.02	$.019
Second Quarter (April 1, 2022– June 30, 2022)	.058	.011
Third Quarter (July 1, 2022 – Sept. 30, 2022)	.058	.016
Fourth Quarter (Oct. 1, 2022 – Dec. 31, 2022)	.125	.016
Fiscal Year 2021
First Quarter (Jan.1, 2021 – March 31, 2021)	$.09	$.07
Second Quarter (April 1, 2021– June 30, 2021)	.09	.02
Third Quarter (July 1, 2021 – Sept. 30, 2021)	.05	.013
Fourth Quarter (Oct. 1, 2021 – Dec. 31, 2021)	.06	.02

Holders

(b) Holders.

As of April 15, 2022, there are approximately 3,581 holders of an aggregate of 64,629,559 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

(d) Securities authorized for issuance under equity compensation plans.

We have not adopted an equity compensation plan and no securities have been authorized or reserved for issuance under any equity compensation plan.

Description of Securities

The following description is a summary of the material terms of the provisions of our Articles of Incorporation and Bylaws. The Articles of Incorporation and Bylaws have been filed with the SEC as exhibits to our registration statement on Form 10.

Common Stock

We are authorized to issue 500,000,000 shares of Common Stock with $0.01 par value per share. As of our fiscal year ended December 31, 2022, there were 64,629,559 shares of Common Stock issued and outstanding.

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. Accordingly, the holders of our Common Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Holders of our Common Stock have no preemptive rights or other subscription rights, conversion rights, redemption or sinking fund provisions. Upon our liquidation, dissolution or windup, the holders of our Common Stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities. There are not any provisions in our Articles of Incorporation or our Bylaws that would prevent or delay change in our control.

Our stock transfer agent is Securities Transfer Corporation., located at 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes the issuances of up to 10,000,000 shares of Preferred Stock with the following designations, rights and preferences:

One (1) share of the as Convertible Series C Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Corporation and entitled to one thousand (1,000) votes of common stock for every one (1) share of as Convertible Series A Preferred Stock owned. The holders of the Convertible Series C Preferred Stock shall not be entitled to receive dividends.

From time to time its Board of Directors may amend the Preferred class of stock. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or, other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

At this time there are 10,000,000 shares of Preferred Stock authorized as Convertible Series C Preferred Stock and 1,000,000 are issued and outstanding.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	the last day of our first fiscal five years after filing the Form 10

2.	the last day of our fiscal year during which we had annual gross revenues are $1 billion or more;

3.	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt securities; or

4.	the date on which we are deemed to be a “large accelerated filer”, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(a) and (b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A(a) and (b) of the Exchange Act, which require the stockholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 6.	[Reserved]

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This section provides management’s discussion of the financial condition, changes in financial condition and results of operations of China Changjiang Mining & New Energy Company, Ltd. with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, and other factors all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations for China Changjiang Mining & New Energy Company, Ltd.. —Comparison of the Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations during either 2022 or 2021.

Selling and General & Administrative Expense

General and Administrative Expenses were $0 for the year ended December 31, 2022 compared to $0 for the year ended December 31, 2021, an decrease of $0.

Other Income(expense)

During the year ended December 31, 2022 and 2021, we gained $371,024 from foreign exchange compared to loss of 119,757 for the year ended December 31, 2021, an increase of 490,781.

Net Profit/Loss

We had a net profit of $371,024 for the year ended December 31, 2022, compared to a net loss $119,757 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $0 of cash, 3,728,658 in liabilities, and an accumulated deficit of $19,918,801. We used zero of cash in operations for the year ended December 31, 2022 and received net proceeds from financing of $0.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net profit of $371,024 and have an accumulated stockholders’ deficit of $19,918,801 as of December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Assessment Regarding Internal Control Over Financial Reporting

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

N/A

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Dr. Chongyi Yang	61	CEO, Secretary, Treasurer, Director

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

For each of the fiscal years ended December 31, 2022, and 2021 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2022, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Cathay Capital Management Inc./Dr. Congyi Yang is the control person	1,000,000 Preferred C Shares	100%
19F, No.38 West Nanjing Road
Jing’An District, Shanghai
China 200041

Item 13.	Certain Relationships and Related Transactions, and Director Independence

N/A

Item 14.	Principal Accounting Fees and Services

BFBorgers CPA PC (“BFB”) served as the Company’s independent auditor for the years ended December 31, 2022 and 2021.

The following table presents fees billed for professional audit services rendered by BFB in connection with its audits of the Company’s annual financial statements for the years ended December 31, 2022 and 2021. The fees billed to the CHJI by BFB during 2022 and 2021 were the following:

	December 31,	December 31,
	2022	2021
ASSETS
Audit Fees	$16,500	$12,000
Audit Related Fees (auditor admin. Fees)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$16,500	$12,000

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

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of China Changjiang Mining & New Energy Company, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Changjiang Mining & New Energy Company, Ltd. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 13, 2023

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

	As at
	Dec. 31, 2022	Dec. 31, 2021
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,215,292	$1,336,221
Total current liabilities	1,215,292	1,336,221

Due to related parties	642,645	706,592
Due to Shareholders	1,870,721	2,056,869
Total non-current liabilities	2,513,366	2,763,461

TOTAL LIABILITIES	3,728,658	4,099,682

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of December 31, 2022 and 2021)	1,000	1,000
Common stock ($0.01 par value, 500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2022 and 2021)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(19,918,801)	(20,289,825)

TOTAL STOCKHOLDERS' DEFICIT	(3,728,658)	(4,099,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

	For the years ended
	Dec. 31, 2022	Dec. 31, 2021
OTHER INCOME/(EXPENSE)
Compensation expenses	$–	$–
Foreign exchange gains/ (losses), net	371,024	(119,757)
Other income
Total other income/(expense)	371,024	(119,757)
Net profit/ (loss)	$371,024	$(119,757)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series C convertible preferred stock		Common Stock		Treasury	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, January 1, 2021	1,000,000	$1,000	64,629,559	$646,295	$(489,258)	$16,032,106	$(20,170,068)	$(3,979,925)
Net loss for the year ended December 31, 2021	–	–	–	–	–	–	(119,757)	(119,757)
Balance, December 31, 2021	1,000,000	1,000	64,629,559	646,295	(489,258)	16,032,106	(20,289,825)	(4,099,682)
Net loss for the year ended December 31, 2022	–	–	–	–	–	–	371,024	371,024
Balance, December 31, 2022	1,000,000	$1,000	64,629,559	$646,295	$(489,258)	$16,032,106	$(19,918,801)	$(3,728,658)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

For the years ended
	Dec. 31, 2022	Dec. 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$371,024	$(119,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses for Preferred C Shares
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(120,929)	39,033
Due to related parties	(63,947)	20,640
Due to shareholders	(186,148)	60,084
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Changjiang Mining & New Energy Company, Ltd. (“China Changjiang”, “we”, the “Company”) was incorporated under the laws of the State of Delaware in 1969.

Hong Kong Wah Bon Enterprise Limited (“Wah Bon”) was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shaanxi Pacific New Energy Development Company Limited (“Shaanxi Pacific”) was incorporated as a limited liability company in the People's Republic of China ("PRC") on July 20, 2007 as an investment holding company.

Shaanxi Changjiang Mining & New Energy Company, Ltd (“Shaanxi Changjiang”) (formerly Weinan Industrial and Commercial Company Limited) was incorporated as a limited liability company in the PRC on March 19, 1999. The Company became a joint stock company in January 2006 with its business activities in investment holding and the development of a theme park in Xi'An, PRC.

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

The Company was reincorporated from the state of Delaware to the state of Nevada with the intent to effect a statutory merger of the Delaware corporation “North American Gaming and Entertainment Corporation” into China Changjiang and to swap all issued and outstanding shares in the Delaware corporation for comparable shares in China Changjiang and dissolve the Delaware corporation.

The merger of North American and Wah Bon was treated for accounting purposes as a capital transaction and recapitalization by Wah Bon (the “accounting acquirer”) and re-organization by North American (the “accounting acquiree”). The consolidated financial statements have been prepared as if the reorganization had occurred retroactively.

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

Exchange rates used in these financial statements, USD to CNY, are 6.9646 and 6.3343 at December 31, 2022 and 2021 respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended December 31, 2022 and 2021, there are 64,629,559 outstanding common shares and 1,000,000,000 potentially dilutive shares, respectively, from convertible preferred stock; however, these shares have not been considered in the weighted average share calculation as their inclusion would be anti-dilutive due to the net loss for the year ended.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $19,918,801 as at December 31, 2022. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

Item	Dec. 31, 2022	Dec. 31, 2021
Taxes payable	$60,978	$67,047
Salaries and welfares payable	661	727
Other payables	1,153,653	1,268,447
Total	$1,215,292	$1,336,221

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from December 31, 2022. Details of amounts due to related parties are as follows:

Related parties	Dec. 31, 2022	Dec. 31, 2021
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$358,825	$394,531
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,391	13,624
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	37,319	41,032
Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	57,699	63,440
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	58,724	64,567
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	875	962
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	116,812	128,436
Total	$642,645	$706,592

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from December 31, 2022. Details of amounts due to shareholders are as follows:

Shareholders	Dec. 31, 2022	Dec. 31, 2021
Wang Shengli	$449,808	$494,566
Zhang Hongjun	870,798	957,448
Chen Min	550,115	604,855
Total	$1,870,721	$2,056,869

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

The Company has 500,000,000 shares of common stock authorized at par value of $0.01, and 64,629,559 shares of common stock were issued and outstanding at beginning and end of the reporting periods at total par value of $646,295.

The Company has 10,000,000 shares designated Series C convertible preferred stock at par value of $0.001. Each Series C convertible preferred stock is convertible into 1,000 common shares. There were 1,000,000 Series C convertible preferred stock issued and outstanding at December 31, 2022 and 2021 at total par value of $1,000.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Dec. 31, 2022	Dec. 31, 2021
Net operating loss (NOL) brought forward	$20,289,825	$20,170,068
Net loss for the period / year	(371,024)	119,757
NOL carried forward	$19,918,801	$20,289,825

Tax benefit from NOL carried forward	4,979,700	5,072,456
Valuation allowance	(4,979,700)	(5,072,456)
Deferred tax assets	$–	$–

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

NOTE 12 – IMPACT OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the year ended December 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

By:	/s/ Dr. Chongyi Yang
Dr. Chongyi Yang CEO

Date:  April 17, 2023

