Form 10-Q
period 2023-03-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2023-05-25
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of March 31, 2023, there were 64,629,559 shares outstanding of the registrant’s Common Stock.

As of March 31, 2023, there were 1,000,000 shares outstanding of the registrant’s Convertible Series C Preferred Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CHINGJIANG MINING & NEW ENERGY CO., LTD

FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

	As at
	Mar. 31, 2023	Dec. 31, 2022
	(Unaudited)
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,231,722	$1,215,292
Total current liabilities	1,231,722	1,215,292

Due to related parties	651,333	642,645
Due to Shareholders	1,896,012	1,870,721
Total non-current liabilities	2,547,345	2,513,366

TOTAL LIABILITIES	3,779,067	3,728,658

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of March 31, 2023 and December 31, 2022	1,000	1,000
Common stock ($0.01 par value, 500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of March 31, 2023 and December 31, 2022	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(19,969,210)	(19,918,801)

TOTAL STOCKHOLDERS' DEFICIT	(3,779,067)	(3,728,658)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarterly Periods Ended
	2023	2022
OTHER INCOME/(EXPENSE)
Foreign exchange gains/ (losses), net	$(50,409)	$14,383
Other income
Total other income/(expense)	(50,409)	14,383
Net profit/ (loss)	$(50,409)	$14,383

Net loss per share - basic and diluted	0.00	0.00
Weighted average number of common shares outstanding	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

4

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Quarterly Periods Ended
	2023	2022
Beginning stock holders’ deficit	(3,728,658)	(4,099,682)
Changes in the period:	–	–
Net profit/ (loss) for the period	(50,409)	14,383
Issue of shares	–	–
Closing stock holders’ deficit	(3,779,067)	(4,085,299)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Quarterly Periods Ended
	Mar. 31, 2023	Mar. 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$(50,409)	$14,383
Adjustments to reconcile net loss to net cash used in operating activities:	–	–
Changes in operating assets and liabilities:	–	–
Accounts payable and accrued expenses	(16,430)	(4,688)
Due to related parties	(8,688)	(2,479)
Due to shareholders	(25,291)	(7,216)
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to Financial Statements

Mar. 31, 2023

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

We build rural revitalization smart new energy photovoltaic. Specifically, we will focus on 5G smart streetlamp energy storage and charging, integrated charging stations and rural new energy vehicles, low-carbon parks, and commercial and household rooftop photovoltaic green power.

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

Exchange rates used in these financial statements, USD to CNY, are 6.8717 and 6.9646 on Mar. 31, 2023, and December 31, 2022, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $19,969,210 as at Mar. 31, 2023. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

Item	Mar. 31, 2023	Dec. 31, 2022
Taxes payable	$61,803	$60,978
Salaries and welfares payable	670	661
Other payables	1,169,249	1,153,653
Total	$1,231,722	$1,215,292

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from Mar. 31, 2023. Details of amounts due to related parties are as follows:

Related parties	Mar. 31, 2023	Dec. 31, 2022
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$363,676	$358,825
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,559	12,391
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	37,823	37,319
1Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	58,479	57,699
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	59,517	58,724
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	887	875
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	118,392	116,812
Total	$651,333	$642,645

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from Mar. 31, 2023, Details of amounts due to shareholders are as follows:

Shareholders	Mar. 31, 2023	Dec. 31, 2022
Wang Shengli	$455,889	$449,808
Zhang Hongjun	882,571	870,798
Chen Min	557,552	550,115
Total	$1,896,012	$1,870,721

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Mar. 31, 2023	Dec. 31, 2022
Net operating loss (NOL) brought forward	$19,918 ,801	$20,289,825
Less: Net loss (profit) for the period / year	50,409	(371,024)
NOL carried forward	$19,969,210	$19,918,801

Tax benefit from NOL carried forward	$4,992,303	$4,979,700
Valuation allowance	(4,992,303)	(4,979,700)
Deferred tax assets	$–	$–

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

NOTE 12 – IMPACTS OF THE COVID-19 PANDEMIC

As the Company is not actively trading in the current reporting period, there is no impact of the COVID-19 pandemic on financial statements as at and for the quarterly period ended Mar. 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Changjiang Mining & New Energy Co., LTD for the three months ended Mar. 31, 2023, and 2022, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended Mar. 31, 2023, and Mar. 31, 2022

Revenue

For the three months ended Mar. 31, 2023, and Mar. 31, 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended Mar. 31, 2023, were $0 compared to $0 for three months ended Mar. 31, 2022. Operating expenses did not increase in 2023.

Other Income and Expense

For the three months ended Mar. 31, 2023 the Company had a net loss of $50,409 due to foreign exchange losses, compared to a net gains of $14,383 for the three months ended Mar. 31, 2022. This resulted in a decrease of $64,792 in other income gains.

Net Income (Loss)

For the three months ended Mar. 31, 2023, the Company had a net loss of $50,409 compared to the three months period ended Mar. 31, 2022 of a net gain of $14,383. This resulted in a decrease of $64,792 in net income.

The net profit resulted from foreign exchange gains.

Liquidity and Capital Resources

As of Mar. 31, 2023, we had no cash and a working capital deficit of $3,779,067.

Operating Activities

No operating activities occurred during the three months ended Mar. 31, 2023 and 2022

Investing Activities

No investing activities occurred during the three months ended Mar. 31, 2023 and 2022.

Financing Activities

No financing activities occurred during the three months ended Mar. 31, 2023, and 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended Mar. 31, 2023, the Company did not sell any unregistered securities.

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

Date: May 25, 2023	China Changjiang Mining & New Energy Company, Ltd.

	By:	/s/ Chongyi Yang
Chongyi Yang Chief Executive Officer

