Form 10-Q
period 2023-06-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2023-08-14
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of June 30, 2023, there were 64,629,559 shares outstanding of the registrant’s Common Stock.

As of June 30, 2023, there were 1,000,000 shares outstanding of the registrant’s Convertible Series C Preferred Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CHINGJIANG MINING & NEW ENERGY CO., LTD

FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

	As at
	June 30, 2023	Dec. 31, 2022
	(Unaudited)
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,171,361	$1,215,292
Total current liabilities	1,171,361	1,215,292

Due to related parties	619,414	642,645
Due to Shareholders	1,803,098	1,870,721
Total non-current liabilities	2,422,512	2,513,366

TOTAL LIABILITIES	3,593,873	3,728,658

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of June 30, 2023 and December 31, 2022	1,000	1,000
Common stock ($0.01 par value, 500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of June 30, 2023 and December 31, 2022	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(19,784,016)	(19,918,801)

TOTAL STOCKHOLDERS' DEFICIT	(3,593,873)	(3,728,658)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

OTHER INCOME/(EXPENSE)
Foreign exchange gains/(losses), net	$185,194	$215,970	$134,785	$230,353
Total other income/(expense)	185,194	215,970	134,785	230,353
Net profit/(loss)	$185,194	$215,970	$134,785	$230,353

Earnings per share – basic	0.00	0.00	0.00	0.00
Weighted average number of common shares-basic	64,629,559	64,629,559	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three months ended Jun. 30		Six months ended Jun. 30
	2023	2022	2023	2022
Beginning stock holders’ deficit	(3,779,067)	(4,085,299)	(3,728,658)	(4,099,682)
Changes in the period:
Net profit/(loss) for the period	185,194	215,970	134,785	230,353
Issue of shares	–	–	–	–
Closing stock holders’ deficit	(3,593,873)	(3,869,329)	(3,593,873)	(3,869,329)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Quarterly Periods Ended
	June. 30, 2023	June. 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$185,194	$215,970
Adjustments to reconcile net loss to net cash used in operating activities:	–	–
Changes in operating assets and liabilities:	–	–
Accounts payable and accrued expenses	(60,361)	(70,392)
Due to related parties	(31,919)	(37,223)
Due to shareholders	(92,914)	(108,355)
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to Financial Statements

June 30, 2023

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

On February 24, 2023, Mr. Hui Huang, Mr. Jianbin Jiang, Ms. Huiyi Xiao, Ms. Qunxiang Huang, Mr. Zuhua Wan and Ms. Wenhui Chen were elected as CHJI’s directors. On July 7, 2023, the Company added Mr. Hougang Ji, Ms. Shaoxian Mai and Mr. Yitao Ouyang as its Directors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Exchange rates used in these financial statements, USD to CNY, are 7.2258 and 6.9646 on June 30, 2023, and December 31, 2022, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $19,784,016 as at June 30, 2023. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

Item	June 30, 2023	Dec. 31, 2022
Taxes payable	$58,774	$60,978
Salaries and welfares payable	637	661
Other payables	1,111,950	1,153,653
Total	$1,171,361	$1,215,292

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from June 30, 2023. Details of amounts due to related parties are as follows:

Due to Related Parties
Related parties	June 30, 2023	Dec. 31, 2022
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$345,855	$358,825
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	11,943	12,391
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	35,969	37,319
1Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	55,613	57,699
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	56,601	58,724
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	843	875
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	112,590	116,812
Total	$619,414	$642,645

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from June 30, 2023, Details of amounts due to shareholders are as follows:

Shareholders	June 30, 2023	Dec. 31, 2022
Wang Shengli	$433,548	$449,808
Zhang Hongjun	839,320	870,798
Chen Min	530,230	550,115
Total	$1,803,098	$1,870,721

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	June 30, 2023	Dec. 31, 2022
Net operating loss (NOL) brought forward	$19,918 ,801	$20,289,825
Less: Net loss (profit) for the period / year	(134,785)	(371,024)
NOL carried forward	$19,784,016	$19,918,801

Tax benefit from NOL carried forward	$4,946,004	$4,979,700
Valuation allowance	(4,946,004)	(4,979,700)
Deferred tax assets	$–	$–

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

NOTE 11 – SUBSEQUENT EVENTS

On July 7, 2023, there new directors are appointed as the new directors of the company. Additional information concerning them are as follows:

Name	Age	Position
Hougang Ji	39	Director
Shaoxian Mai	50	Director
Yitao Ouyang	36	Director

Officer Bios

Mr. Hougang Ji, Director

Mr. Hougang Ji has nearly 10 years’ experience in healthcare and medical cosmetic industry and rich operation experience in mass manufacturing areas. He has held the following positions:

•	General Manager of Health Division in CXSH Group
•	General Manager in Zhelimei (Hangzhou) Health Management Co., Ltd.
•	General Manager in Hangzhou Xiaoshan Tongyan Medical Cosmetic Hospital
•	Marketing Director in Hangzhou Mingyi Medical Cosmetic Plastic Surgery Hospital
•	General Manager in Hangzhou Xiaoshan Kite Jiahe Cleaning Co., Ltd.
•	Workshop Director in Zhejiang Hangxiao Steel Structure Co., Ltd

Mr. Hougang Ji is also the executive chairman of Hangzhou Shandong Chamber of Commerce.

Ms. Shaoxian Mai, Director

Ms. Shaoxian Mai has about 15 years of financial work experience and many years of marketing. She has been managing the company since it was founded. Ms. Mai also has profound experience in managing enterprises through data analysis and cost control. In the past decades, she successfully made investments in fields including but not limited to finance, real estate, renewable energies, environmental protection and other fields.

Mr. Yitao Ouyang, Director

Mr. Yitao Ouyang has deeply engaged in wealth management and private banking for 11 years, and has insights into business models, marketing management, product management, and investment research. He has held the following positions:

•	Head of Wealth Management and Private Banking in Zheshang Bank Guangzhou Branch
•	Executive Director/General Manager of Private Banking Department in Orient Securities Company Limited
•	Deputy General Manager in China Guangfa Bank Guangzhou Branch
•	VIP Financial Advisor in Citibank Guangzhou Branch
•	Deputy General Manager in Yuntao Investment Management Co., Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Changjiang Mining & New Energy Co., LTD for the three and six months ended June 30, 2023, and 2022, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months and Six Months Ended June 31, 2023, and June 31, 2022

Revenue

For the three and six months ended June 30, 2023, and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2023, were $0 compared to $0 for those of 2022.

Other Income and Expense

For the three months ended June 30, 2023 the Company had other income of $185,194 due to foreign exchange gains, compared to $215,970 for the three months ended June 30, 2022. This resulted in a decrease of $30,776 in other income.

For the six months ended June 30, 2023 the Company had other income of $134,785 due to foreign exchange gains, compared to $230,353 for the three months ended June 30, 2022. This resulted in a decrease of $95,568 in other income.

Net Income (Loss)

For the three months ended June 30, 2023, the Company had a net income of $185,194 compared to the three months ended June 30, 2022 of a net income of $215,970. This resulted in a decrease of $30,776 in net income.

For the six months ended June 30, 2023, the Company had a net income of $134,785 compared to the six months ended June 30, 2022 of a net income of $230,353. This resulted in a decrease of $95,568 in net income.

The net profit resulted from foreign exchange gains.

Liquidity and Capital Resources

As of June 30, 2023, we had no cash and a working capital deficit of $3,593,873.

Operating Activities

No operating activities occurred during the three and six months ended June 30, 2023 and 2022

Investing Activities

No investing activities occurred during the three and six months ended June 30, 2023 and 2022.

Financing Activities

No financing activities occurred during the three and six months ended June 30, 2023, and 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

During the six months ended June 30, 2023, the Company did not sell any unregistered securities.

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

Date: August 14, 2023	China Changjiang Mining & New Energy Company, Ltd.

	By:	/s/ Chongyi Yang
Chongyi Yang Chief Executive Officer

