Form 10-Q
period 2023-09-30
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2023-10-31
CIK 29952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of September 30, 2023, there were 64,629,559 shares outstanding of the registrant’s Common Stock.

As of September 30, 2023, there were 1,000,000 shares outstanding of the registrant’s Convertible Series C Preferred Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CHINGJIANG MINING & NEW ENERGY CO., LTD

FINANCIAL STATEMENTS

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

	As at
	Sept. 30, 2023	Dec. 31, 2022
	(Unaudited)
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,178,866	$1,215,292
Total current liabilities	1,178,866	1,215,292

Due to related parties	623,383	642,645
Due to Shareholders	1,814,650	1,870,721
Total non-current liabilities	2,438,033	2,513,366

TOTAL LIABILITIES	3,616,899	3,728,658

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of September 30, 2023 and December 31, 2022)	1,000	1,000
Common stock ($0.01 par value,500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(19,807,042)	(19,918,801)

TOTAL STOCKHOLDERS' DEFICIT	(3,616,899)	(3,728,658)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Sept. 30		Nine months ended Sept. 30
	2023	2022	2023	2022

OTHER INCOME/(EXPENSE)
Foreign exchange gains/(losses), net	$(23,026)	$211,675	$111,759	$442,028
Total other income/(expense)	(23,026)	211,675	111,759	442,028

Net profit/(loss)	$(23,026)	$211,675	$111,759	$442,028

Earnings per share – basic	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of common shares-basic	64,629,559	64,629,559	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three months ended Sept. 30		Nine months ended Sept. 30
	2023	2022	2023	2022
Beginning stock holders’ deficit	(3,593,873)	(3,869,329)	(3,728,658)	(4,099,682)
Changes in the period:
Net profit/(loss) for the period	(23,026)	211,675	111,759	442,028
Issue of shares	–	–	–	–
Closing stock holders’ deficit	(3,616,899)	(3,657,654)	(3,616,899)	(3,657,654)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Quarterly Periods Ended
	Sept. 30, 2023	Sept. 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$(23,026)	$211,675
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,505	(68,992)
Due to related parties	3,969	(36,483)
Due to shareholders	11,552	(106,200)
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

Supplemental Cash Flow Information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

Notes to Financial Statements

September 30, 2023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Exchange rates used in these financial statements, USD to CNY, are 7.1798 and 6.9646 on September 30, 2023, and December 31, 2022, respectively.

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

NOTE 3. GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $19,807,042 as at September 30, 2023. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4. OTHER PAYABLES AND ACCRUED LIABILITIES

Item	Sept. 30, 2023	Dec. 31, 2022
Taxes payable	$59,151	$60,978
Salaries and welfares payable	641	661
Other payables	1,119,074	1,153,653
Total	$1,178,866	$1,215,292

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from September 30, 2023. Details of amounts due to related parties are as follows:

Related parties	Sept. 30, 2023	Dec. 31, 2022
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$348,070	$358,825
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,020	12,391
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	36,200	37,319
Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	55,969	67,699
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	56,954	58,724
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	849	875
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	113,311	116,812
Total	$623,383	$642,645

NOTE 6. DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan and are all unsecured and interest free. The Company does not intend to repay within twelve months from September 30, 2023, Details of amounts due to shareholders are as follows:

Shareholders	Sept. 30, 2023	Dec. 31, 2022
Wang Shengli	$436,325	$449,808
Zhang Hongjun	844,698	870,798
Chen Min	533,627	550,115
Total	$1,814,650	$1,870,721

NOTE 7. COMMON STOCK AND PREFERRED STOCK

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

NOTE 8. INCOME TAXES

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Sept. 30, 2023	Dec. 31, 2022
Net operating loss (NOL) brought forward	$19,918 ,801	$20,289,825
Less: Net loss (profit) for the period / year	(111,759)	(371,024)
NOL carried forward	$19,807,042	$19,918,801

Tax benefit from NOL carried forward	$4,951,761	$4,979,700
Valuation allowance	(4,951,761)	(4,979,700)
Deferred tax assets	$–	$–

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

As at the end of the reporting period, the company has no commitments and contingencies to disclose.

NOTE 10. RELATED-PARTY TRANSACTIONS

The company was not engaging in any business activities during the reporting periods and has no related party transactions and balances other than those disclosed in Notes 5 and 6.

NOTE 11. SUBSEQUENT EVENTS

As at the date these financial statements are ready to be released, the Company has no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Changjiang Mining & New Energy Co., LTD for the three and nine months ended September 30, 2023, and 2022, and the notes thereto.

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

Three Months and Nine Months Ended September 30, 2023, and September 30, 2022

Revenue

For the three and nine months ended September 30, 2023, and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three and nine months ended Sept. 30, 2023, were $0 compared to $0 for those of 2022.

Other Income and Expense

For the three months ended September 30, 2023 the Company had other expense of $23,026 due to foreign exchange losses, compared to $211,675 for the three months ended September 30, 2022. This resulted in a decrease of $234,701 in other income.

For the nine months ended September 30, 2023 the Company had other income of $111,759 due to foreign exchange gains, compared to $442,028 for the nine months ended September 30, 2022. This resulted in a decrease of $324,269 in other income.

Net Income (Loss)

For the three months ended September 30, 2023, the Company had a net loss of $23,026 compared to the three months ended September 30, 2022 of a net income of $215,970. This resulted in a decrease of $30,776 in net income.

For the nine months ended September 30, 2023, the Company had a net income of $111,759 compared to the nine months ended September 30, 2022 of a net income of $442,028. This resulted in a decrease of $330,269 in net income.

The net income and loss resulted from foreign exchange gains.

Liquidity and Capital Resources

As of September 30, 2023, we had no cash and a working capital deficit of $3,616,899.

Operating Activities

No operating activities occurred during the three and nine months ended September 30, 2023 and 2022

Investing Activities

No investing activities occurred during the three and nine months ended September 30, 2023 and 2022.

Financing Activities

No financing activities occurred during the three and nine months ended September 30, 2023, and 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company did not sell any unregistered securities.

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

Date: October 31, 2023	China Changjiang Mining & New Energy Company, Ltd.

	By:	/s/ Chongyi Yang
Chongyi Yang Chief Executive Officer

