Form 10-K
period 2023-12-31
CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.
filed 2024-04-10
CIK 29952

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-52807

_____________________

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	75-2571032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37F, No. 1038 West Nanjing Rd Jing’An District Shanghai, China	200041
(Address of principal executive offices)	(Zip Code)

86.883.1685

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CHJI	OTC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $175,958.

As of December 31, 2023, there were 64,629,559 shares outstanding of the registrant’s common stock.

Investing in our common stock is highly speculative and involves a significant degree of risk. See “Item 1A: Risk Factors” for a discussion of information that should be considered before making a decision to purchase our common stock.

Investors are cautioned that you are purchasing the interests of China Changjiang Mining & New Energy Company, Ltd., which is a Nevada corporation without conducting operations and will be referred to hereinafter as the “Company”, or “we” or “our” or “CHJI”.

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

We build rural revitalization smart new energy photovoltaic. Specifically, we will focus on 5G smart street lamp energy storage and charging, integrated charging stations and rural new energy vehicles, low-carbon parks, and commercial and household rooftop photovoltaic green power.

Our Business Strategy and Products and Services

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

In the near term, mature government subsidy roadmaps from the government have led developers to be aggressive with their solar installations so that they can enjoy better economic returns. Cost reductions of solar installations have proven to be viable and have also led to aggressive solar installation. In the long run, we believe that solar energy continues to have significant future growth potential and that demand for our products and services will continue to grow significantly for the following reasons:

•	increasing demand for renewable energies, including solar energy, due to the finiteness of fossil fuels and concerns over nuclear power;

•	increasing environmental awareness leading to regulations and taxes aimed at limiting emissions from fossil fuels;

•	continued adoption or maintenance of government incentives for solar energy at all levels of Chinese government;

•	narrowing cost differentials between solar energy and conventional energy sources due to market-wide decreases in the average selling prices for PV products driven by lower raw materials costs and increased production efficiencies; and

•	continued improvements in the conversion efficiency of PV products leading to lower costs per watt of electricity generated, making solar energy more efficient and cost-effective.

PV Government Regulation

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China.

Regulations issued or implemented by the State Council, China's National Development and Reform Commission (“NDRC”), and other relevant government authorities cover many aspects of new energy industry, including, but not limited to the following principal regulations:

Renewable Energy Law

On December 26, 2009, China revised its Renewable Energy Law, which originally became effective on January 1, 2006. The revised Renewable Energy Law became effective on April 1, 2010, and has laid the legal foundation for developing renewable energy in China. These laws lay the foundation for future regulation.

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

In April 2009, the Ministry of Finance and the Ministry of Housing and Urban-Rural Development jointly issued the “Guidelines for Declaration of Demonstration Project of Solar Photovoltaic Building Applications.” These guidelines created a subsidy of up to RMB 20 per watt for building integrated PV or BIPV projects using solar-integrated building materials and components and up to RMB 15 per watt for BIPV projects using solar-integrated materials for rooftops or walls.

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

On March 1, 2013, China's State Council issued the “Twelfth Five Year Plan.” The plan supports the promotion and development of renewable energy, including the solar energy. The plan also encourages the development of solar PV power stations in the areas with abundant solar power resource.

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

In January 2014, the National Energy Administration of China announced the PV installation target for 2014 to be 14GW, which includes 8GW for distributed PV systems and 6GW for large scale PV power plants.

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

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, and are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

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

Employees

The Company currently has one executive officer, Dr. Chongyi Yang serves as Chief Executive Officer, Treasurer, Director, and Secretary. Wenhui Chen, Hui Huang, Qunxiang Huang, Hougang Ji, Jianbin Jiang, Shaoxian Mai, Yitao Ouyang, Zuha Wan, and Huiyi Xiao serve as Directors. These Officers and Directors are not considered employees and do not have employment contracts.

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

Available Information

Our periodic reports including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) are available to review on the SEC’s EDGAR website.

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically update our corporate governance guide, which is applicable to all directors, officers, and employees of the Company. We have not yet established an audit committee of our board of directors.

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

We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, a majority of our current officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside the PRC.

In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Enforceability of Civil Liabilities

Our business operations are primarily conducted in China, and substantially all of our assets are located in China. Our sole officers and directors reside in mainland China and most of his assets are located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon this officers and directors, to bring an action against us or this individual in the United States, or to enforce judgement against us that are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

The recognition and enforcement of foreign judgments are subject to compliance with the PRC Civil Procedures Law and relevant civil procedure requirements in PRC. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against the Company or its directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

There is uncertainty as to whether the courts of China would:

•	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or
•	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Furthermore, under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to China for a PRC court to have jurisdiction and meet other procedural requirements. It will be, however, difficult for U.S. shareholders to originate actions against us in China in accordance with PRC laws because we are incorporated under the laws of the United States and it will be difficult for U.S. shareholders, by virtue only of holding the Company’s common shares, to establish a connection to China for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.

Holding Foreign Companies Accountable Act (“HFCAA”)

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, BF Borgers CPA PC, is based in the U.S. and is registered with PCAOB and was not identified in this report as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023

On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. As a result, the Commission will not provisionally or conclusively identify an issuer as a Commission-Identified Issuer if it files an annual report with an audit report issued by a registered public accounting firm headquartered in either jurisdiction on or after December 15, 2022, until such time as the PCAOB issues a new determination.

On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Our operations in China are governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

The PRC has promulgated a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain any permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

The PRC government may continue to strengthen its capital controls and the dividends of PRC subsidiaries and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from profits, if any. Furthermore, if a subsidiary in the PRC incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.

In addition, the Enterprise Income Tax Law, or EIT, and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Risk of adverse Changes in China’s economic, political or social conditions or government policies

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures, or other economic, political, or social developments in China may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

Permissions from the PRC Authorities to Issue Our Common Stock to Foreign Investors

As of the date of this filing, we (1) are not required to obtain permissions from any PRC authorities to issue our Common Stock to foreign investors, (2) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other entity that is required to approve of our PRC subsidiary’s operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises, both of which had a comment period that expired on January 23, 2022, and if enacted, may subject us to additional compliance requirement in the future. According to Relevant Officials of the CSRC Answered Reporter Questions(“CSRC Answers”), after the Administration Provisions and Measures are implemented upon completion of public consultation and due legislative procedures, the CSRC will formulate and issue guidance for filing procedures to further specify the details of filing administration and ensure that market entities could refer to clear guidelines for filing, which means it still takes time to make the Administration Provisions and Measures into effect. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected. However, according to CSRC Answers, only new initial public offerings and refinancing by existent overseas listed Chinese companies will be required to go through the filing process; other existent overseas listed companies will be allowed sufficient transition period to complete their filing procedure, we will certainly go through the filing process in the future, perhaps because of refinancing or given by sufficient transition period to complete filing procedure as an existent overseas listed Chinese company.

However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for this offering, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from this offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of our Common Stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

We have incurred operating losses, and have no current source of revenue

We do not expect to generate revenues until we further our business model. We can provide no assurance that we will produce any material revenues for our stockholders, or that our contemplated business will operate on a profitable basis. We have generated no revenue for the last two fiscal years that are reported in this statement.

We will, likely, sustain operating expenses without corresponding revenues, at least until we generate more business from gyms and our marketing efforts increase the popularity of our brand. This may result in our incurring a net operating loss that will increase until we increase our client base. We cannot assure you that any such business will be profitable at the time.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2023, and 2022 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

We may encounter substantial competition in the public company compliance consulting industry and our failure to compete effectively may adversely affect our ability to generate revenue

We believe that existing and new competitors will continue to improve in cost control and performance in whatever business we acquire. We have a good number of competitors, and we will be required to continue to invest in service development and productivity improvements to compete effectively in our industry. Our competitors could develop innovative services or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Regulatory approvals for our services

At this time the Company is subject to OTC Markets and Securities and Exchange Commission regulations relating to our business model. However, our future business may be subject to additional laws and regulations.

We may face a number of risks associated with our business services, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition

We intend to use reasonable efforts to continue our business within the industry of regulatory compliance consulting for public companies. The risks commonly encountered in implementing and maintaining a business plan is insufficient revenues to offset increased expenses associated with operating expenses, marketing, and possibly finding a merger candidate. Additionally, we operate a small business at this time so our expenses are likely to increase, and it is possible that we may incur substantial debt or convertible debt in order to grow our business, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have a small operation and continued implementation of our business model is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories in additional to our marketing efforts, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. The success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

The Company has a limited operating history

Although CHJI has was incorporated in 2009, we have a limited operating history. The Company has undergone several changes in our corporate name, nature of business, and subsidiaries being sold off.

The Company was in the industry of mining and now in the business of clean energy. The Company has been unable to continue its business model due to lack of securing capital to fulfill its obligations.

CHJI has, as of this filing, incurred losses throughout its operating history. CHJI was ultimately abandoned by management in 2017 due to the lack of capital to continue its operations.

Current management has implemented a new business model and plans to grow the company, however CHJI has limited operating history in its current industry, regulatory compliance for small public companies.

Investing in our Company involves a high degree of risk. Our ability to grow, retain and engage new clients, while increasing our revenue depends on our ability to successfully market our services.  We have generated no revenue to date and our ability to continue operations is not presently known. Risks we consider immaterial could ultimately harm our business. If we don’t raise sufficient capital to maintain operations, market our services, and grow our clientele, we will be unable to continue our business model. Our stock could decline, and investors may lose all or part of your investment.

We have incurred increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC reporting company. The Company is currently a small business and has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which requires the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we are required to file periodic and current reports and other information with the SEC, and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we have incurred in connection with becoming a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $50,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our continued reporting and filing obligations with the SEC as they come due.

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

A Business merger may result in a change of control and a change of management

In conjunction with a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have one officer and director of the Company, and this is critical to our chances for business success. We are dependent on her services to operate our business and the loss of this person would have an adverse impact on our future operations until such time she could be replaced, if she could be replaced. We do not have employment contracts or employment agreements with our officer, and we do not carry key man life insurance on her life.

Because we are significantly smaller than some of our competitors, we may lack the resources needed to capture market share

We are at a disadvantage as smaller operating company; we are a development stage business. Many of our competitors have already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative services that compete directly with our business services. No assurance can be given that we will be able to compete successfully within the public company compliance industry.

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

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to grow our business

Our management has extensive experience when acting in the officer and director capacity, however we will need to hire additional personnel and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and continue our business model.

Legal disputes could have an impact on our Company

We engage in business matters that are common to the business world that can result in disputations of a legal nature.  In the event the Company is ever sued or finds it necessary to bring suit against others, there is the potential that the results of any such litigation could have an adverse impact on the Company.

Breaches in data security and lapses in data privacy may adversely impact our business operations

We have not been impacted by breaches in data security or lapses in data privacy, which may occur from time to time. These can vary in scope and intent from motivated driven attacks to malicious attacks intended to disrupt or compromise our operations by targeting our operating system. Breach or circumvention of our system or the systems of third parties, including by ransomware or malware, through vulnerabilities in licensed software or hardware, or as a result of other attacks may lead to disruptions in our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; litigation; and misuse or corruption of critical data and proprietary information, any of which could be material.

Additionally, we may rely on third parties in helping us to implement and manage our cyber security risk management processes. Any measures that we take, and such third parties take to avoid, detect, mitigate, or recover from material cyber security threats or incidents can be expensive, and may be insufficient, circumvented, or may become ineffective.

Risks Related to Our Shareholders and Shares of Common Stock

Our Company is currently listed as Pink Current Information on the OTC Markets platform

Our stock quote is currently listed on OTC Markets. The market for our stock is uncertain at this time. Our stock is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making. Our securities could be particularly illiquid due to being listed on this market and that if we remain on the Pink Current Information, it could impede a potential merger, acquisition, reverse merger or our current business pursuant to which the company could cease to be an operating company.

The regulation of penny stocks by the SEC may discourage the tradability of our securities.

We are a “penny stock” company. Our common stock trades on the OTCQB and we are subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of investors to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

There is presently a limited public market for our securities

Our common stock trades on an unsolicited basis only on the OTC Markets, and an active market may never develop. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock trades on an unsolicited basis only, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares

Even if our stock becomes trading, it is likely that our common stock will be thinly traded, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 500,000,000 shares of common stock of which 64,629,559 shares are currently outstanding and 5,000,000 shares of Preferred Stock are authorized, of which 10,000,000 shares of Series C Convertible Preferred Stock are authorized and 1,000,000 are outstanding.

Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. If our convertible preferred stockholders choose to convert their stocks to common stocks, the stocks they receive are newly issued. This increases the total number of common shares. Because the number of common shares increases while the value of the company remains the same, the value of existing shares goes down. In other words, the new common shares dilute the value of all the common shares, which drives down the share price, give current shareholders fewer voting rights and less ownership of the company.

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

Our director has the authority to authorize the issuance of preferred stock

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 10,000,000 shares of Preferred Stock. Our directors, without further action by our stockholders, have the authority to issue shares to be determined by our board of directors of Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights, and qualifications as determined by the board without approval by the shareholders. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

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

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to prevent fraud effectively. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Our Articles of Incorporation provide our directors with limited liability.

Our Articles of Incorporation state that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 78.138(7) of the Nevada Revised Statutes (the “NRS”) or shall be liable because the director (1) shall acted or omitted to act which involves intentional misconduct, fraud or a knowing violation of law; or (2) paid dividends in violation of Section 78.300 of the NRS. Our Articles of Incorporation further state that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the NRS, as it may be amended. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

As a public reporting company, we require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2023 The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions (4) the Company has only one officer and director.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission (the “SEC”) and civil or criminal sanctions.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of shares of our outstanding capital stock. As of the date of this prospectus, our executive officers and directors and their respective affiliates beneficially own 100% of the outstanding voting stock for our Preferred C shares. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors; and
•	to amend or prevent amendment of our articles of incorporation or by-laws; and
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for a vote.

As a result, our sole office and director, and controlling shareholder, can determine the outcome of any actions taken by us that require stockholder approval. For example, she will be able to elect all our directors, control the policies and practices of the Company and control the outcome of any proposed business combination.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce the price of the shares of our common stock price or prevent our stockholders from realizing a premium over the price of our common stock. Investing in our stock is risky and investors could lose their entire investment.

In addition, Section 13 of our By-laws state the following:

Section 13        Super Majority Votes: Motions on the following issues shall require the vote of at least sixty-five percent (65%) of the Stockholders to carry:

A.	Amending these By-Laws;

B.	Capital Contributions;

C.	Removal of the Director or any Officer;

D.	Issuing New Shares of stock;

E.	Issuing New Classes of Shares;

F.	Terminating or rejecting the defense or indemnity of any Director, Officer, agent, or employee; and

G.	Terminating, Dissolving, or winding down the business affairs of the Corporation or liquidating more than half of the assets and property of the Corporation.

Our Preferred A shareholder has over 65% of the voting shares and will carry the necessary votes to determine the outcome for all the above-mentioned actions.

Section 15 of our By-laws state the following:

Section 15       Stock Transfer Restrictions. A Stockholder contemplating a sale or transfer of any shares of Stock in the Corporation to any third party shall first provide written Notice of Intent to Sell Stock to the Board and all the other Stockholders which shall include the name of the proposed purchaser and the full terms and conditions of the proposed sale. The other Stockholders shall have thirty (30) days from Notice of Intent t2o Sell Stock to give written Notice of Intent to Purchase Stock on the same terms and conditions as set forth in the Notice of Intent to Sell Stock.

If no Stockholder gives Notice of Intent to Purchase Stock within thirty (30) days, then the Stockholder may sell as set forth in the Notice of Intent to Sell Stock provided that a majority of the remaining Stockholders approve the sale or transfer to the proposed third-party purchaser.

Any purported sale or transfer of shares of Stock in the Corporation undertaken without compliance with all the provisions of Section 15 shall be void and without effect.

Any potential purchaser of shares of Stock in the Corporation Buyer shall be advised of the restrictions imposed by these By-Laws and Nevada law, including but not limited to Chapters 78, 78A, and 90 of the Nevada Revised Statutes.

Under Section 78.242 of the Nevada Revised Statutes, this provision applies to the holders of restricted stock that has not been registered in is being sold or transferred in a private sale. It is the policy of our Board to review the private sale and approve the sale if all required documentation is in order. The majority stockholder must also approve the sale. In this case, it is our Preferred C Stock shareholder, who is also our officer and director.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk management and strategy

We have limited exposure to cybersecurity threats. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Executive Officer and will employee the expertise of an IT consultant if our risk management assessment warrants.

As part of our overall risk management system, our CEO will monitor and test our safeguards, in collaboration with outside IT consultants.

We will engage consultants, or other third parties in connection with our risk assessment processes. These service providers will assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

We maintain informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors and chief executive officer are responsible for monitoring and assessing strategic risk exposure, the day-to-day management of the material risks we face. Our board of directors and executive officer administer our cybersecurity risk oversight regarding third party providers.

Item 2.	Properties

We do not own any property or rent office space.

Item 3.	Legal Proceedings

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

Fiscal Year 2023	HIGH	LOW
First Quarter (Jan. 1, 2022 – March 31, 2023)	$.125	$	. 012
Second Quarter (April 1, 2022– June 30, 2023)	.012		.06
Third Quarter (July 1, 2022 – Sept. 30, 2023)	.047		.015
Fourth Quarter (Oct. 1, 2022 – Dec. 31, 2023)	.028		. 009
Fiscal Year 2022
First Quarter (Jan. 1, 2022 – March 31, 2022)	$.02		$.019
Second Quarter (April 1, 2022– June 30, 2022)	.058		.011
Third Quarter (July 1, 2022 – Sept. 30, 2022)	.058		.016
Fourth Quarter (Oct. 1, 2022 – Dec. 31, 2022)	.125		.016

Holders

(b) Holders.

As of December 31, 2023, there are approximately 3,581 holders of an aggregate of 64,629,559 shares of our Common Stock issued and outstanding.

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

Common Stock

We are authorized to issue 500,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended December 31, 2023, there were 64,629,559 shares of Common Stock issued and outstanding.

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

Our stock transfer agent is Securities Transfer Corporation., located at 2901 N. Dallas Parkway, Suite 380, Plano, TX, 75093.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes the issuances of up to 10,000,000 shares of Preferred Stock with the following designations, rights, and preferences:

One (1) share of the as Convertible Series C Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Corporation and entitled to one thousand (1,000) votes of common stock for every one (1) share of as Convertible Series C Preferred Stock owned. The holders of the Convertible Series C Preferred Stock shall not be entitled to receive dividends.

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

Due to Related Parties

All amounts due to related parties are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from December 31, 2023. Details of amounts due to related parties are as follows:

Related parties	Dec. 31, 2023	Dec. 31, 2022
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$352,843	$358,825
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,184	12,391
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	36,696	37,319
Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	56,737	57,699
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	57,744	58,724
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	860	875
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	114,865	116,812
Total	$631,929	$642,645

Due to Shareholders

All amounts due to shareholders are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from December 31, 2023. Details of amounts due to shareholders are as follows:

Shareholders	Dec. 31, 2023	Dec. 31, 2022
Wang Shengli	$442,307	$449,808
Zhang Hongjun	856,278	870,798
Chen Min	540,943	550,115
Total	$1,839,528	$1,870,721

Item 6.	[Reserved]

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This section provides management’s discussion of the financial condition, changes in financial condition and results of operations of China Changjiang Mining & New Energy Co., Ltd. with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

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

Results of Operations for China Changjiang Mining & New Energy Co., Ltd. — Comparison of the Years ended December 31, 2023 and 2022

Working Capital

	December 31, 2023 $	December 31, 2022 $
Current Assets	–	–
Current Liabilities	1,195,028	1,215,292
Working Capital (Deficit)	(1,195,028)	(1,215,292)

Cash Flows

	December 31, 2023 $	December 31, 2022 $
Cash Flows used in Operating Activities	–	–
Cash Flows used in Investing Activities	–	–
Cash Flows from Financing Activities	–	–
Net change in Cash During Year	–	–

Revenue

We had no revenues from operations during either 2023 or 2022.

Operating Expenses and Net Loss

During the year ended December 31, 2023, the Company recorded operating expenses of $62,173 compared to $371,024 during the year ended December 31, 2022, a decrease of $308,851. The decrease in operating expenses for 2023 was due to a decrease in amounts owed to related parties and shareholders.

Net loss for the year ended December 31, 2023, was $62,173 as compared with $371,024 during the year ended December 31, 2022.

For the year ended December 31, 2023, the Company recorded a loss per share of $0.00 which is consistent with the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash of $0 and total assets of $0 compared to cash of $0 and total assets of $0 as at December 31, 2022.

As of December 31, 2023, the Company had total liabilities of $3,666,485 compared with total liabilities of $3,728,658 as of December 31, 2022. The Company incurred liabilities during the year ending 2023 due to audit fee and amounts due to shareholders and related parties.

As of December 31, 2023, the Company had a working capital deficit of $1,195,028 compared with a working capital deficit of $1,215,292 as of December 31, 2022.

During the year ended December 31, 2023, the Company issued 0 common shares.

Cash Flows from Operating Activities

During the year ended December 31, 2023, the Company used $0 of cash for operating activities compared with $0 of cash for operating activities during the year ended December 31, 2022.

Cash Flows from Investing Activities

During the year ended December 31, 2023, the Company received $0 of cash for investing activities compared to the incurrence of $0 from investing activities during the year ended December 31, 2022.  During fiscal 2023, the Company’s focus was on locating a suitable business merger candidate.

Cash Flows from Financing Activities

During the year ended December 31, 2023, the Company received $0 of proceeds from financing activities compared to proceeds of $0 during the year ended December 31, 2022.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the year ended December 31, 2023, the Company incurred a net loss of $62,173 and used cash of $0 for operating activities. As of December 31, 2023, the Company had a working capital deficit of $1,195,028 and an accumulated deficit of $19,856,628. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we were not subject to any market or interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A.	Controls and Procedures.

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

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate because of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Yang Chong Yi	60	President, CEO, Secretary, Treasurer, Director
Wenhui Chen	50	Director
Hui Huang	38	Director
Qunxiang Huang	50	Director
Hougang Ji		Director
Jianbin Jiang	23	Director
Shaoxian Mai	50	Director
Yitao Ouyang	36	Director
Zuha Wan	35	Director
Huiyi Xiao	53	Director

Officer Bios

Dr. Yang Chong Yi, President, CEO, Secretary, Treasurer, Director

Work Experience

Dr. Yang Chong Yi is experienced in both governmental and private sectors, specializing in investment banking, and merger and acquisitions. Dr. Yang has held the following positions of deputy chief in the Bureau of Commodity Price in Shanghai Development and Reform Center, sssociate director in Hongkong First Eastern Investment Group, general manager in Shanghai First Food Investment Management Company, managing director of a state-owned private equity fund

Dr. Yang also has experience consulting businesses in preparation for IPOs on listings on NASDAQ in addition to consulting commercial complex projects in the cities of New York and Los Angeles.

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

Wenhui Chen, Director, 2023 to Present

Work Experience

Ms. Chen is employed with Ya Yun Vocational and Technical College and has many years of adult teaching experience.

Ms. Chen has also been employed in the design industry and was solely responsible for operating garment enterprises for foreign trade (domestic part) Ms. Chen’s duties included design of apparel products throughout the year (including apparel product development, face material selection, apparel design, accessories matching, market research, etc.), annual apparel production plan and factory deployment, and docking work with the Customs and Excise Department.

CXSH Group

Ms. Chen is on the Board of Directors of Chengxinhui Club. Her duties include planning of each event of the club and the implementation of the entire event process, interim internal assistant work of the CEO of CXSH, developing the annual work plan and budget program skills certificate of the administration department, organizing the formulation of administrative management rules and regulations, supervising and inspecting the implementation of the system, and improving the administrative management system, collecting and sorting out the company's interna l information, organizing and compiling the company's memorabilia in time, managing the company's important qualification documents, coordinating the company's internal administration and personnel work, organizing and coordinating the annual meeting, staff activities, marketing act ivities and various meetings, responsible for outreach work and handling the company's requir ed licenses, organizing guest reception and related outreach work Responsible for guiding subordinate staff to make stage work plan, and supervise the execution of department budget, reduce expenses and costs.

Education

Fashion Design Major of Ra Yun College

Senior Fashion Designer Certificate, Health Manager Certificate, Carbon Emissions Certificate

Hui Huang, Director, 2023 to Present

Work Experience

Mr. Huang is co-founder, chairman of the board of directors and chief executive officer of China Shengxin Shanghui Group Co., Ltd. (“CXSH Group”). Hui Huang has successively served as a visiting professor at Zhongshan University, Guangzhou University, Guilin Tourism College and other institutions, and an entrepreneurial mentor at the Innovation Center. He also served as an entrepreneurial mentor for government agencies such as Guangzhou City and Nanning City. Smart Cities in China Member of the Working Committee, Director of Guangdong Solar Energy Innovation Alliance; Executive Vice President of Guangzhou Binyang Chamber of Commerce; ICFP Senior International Certified Financial Planner; Senior Economist of BMFN International Foreign Exchange Trading System,and founder of Beidou Industry Development Fund.

Mr. Huang has a number of professional works such as "41 Business Model; Guozuo Dengzi-2019-L-00916309", "The impact of workplace bullying on knowledge hiding (JKM-12-2019-0755. R1)", He has long-term industrial chain knowledge of the combination of industry and finance has a certain reputation in the domestic and Foreign Industries Index

Education

Ph.D. (International) in Finance, National University of Singapore. Date of birth: 12 December 1988

Shaoxian Mai, Director, 2023 to Present

Work Experience

Mai Shaoxian has about 15 years of financial work experience and many years of marketing work experience. Mr. Shaoxian founded Bandung Company in 1997 and Jiahua Company in 2002. His duties include daily management duties, sales, investing in real estate, new energy, renewable energy, and environmental protection industry.

Education

MBA, Sun Yat-sen University

Yitao Ouyang, Director, 2023 to Present

Work Experience

Yitao Ouyang has 15 years of experience in the financial industry including 2 years in entrepreneurship, 10 years in banking, 3 years in securities. His duties include wealth management in private banking, business models analyst, product management, and investment research. Mr. Ouyang was employed at China Zheshang Bank, Guangzhou Branch from 2021 to 2023, Orient Securities from 2019 to 2021, Guangzhou Branch of China Guangfa Bank from 2012 to 2019, and Citibank, N.A, Guangzhou Branch.

Education

Sun Yat-sen University, degree in Information Science and Technology

Zuha Wan, Director, 2023 to Present

Work Experience

Wan Zuhua currently holds a position on the Board of Directors of China CXSH Group Corporation. Wan Zuhua past work history includes his position as deputy general manager of Guangxi Branch and the general manager of Guilin Branch of China Real Estate Information Group (Zhongfangxin), a listed company in the United States, and the vice president of Southwest Region of Sina Leju, managing Director of Guilin Tianlong Advertising, general manager of NetEase News Guangxi Channel, general manager of NetEase Cloud Guangxi Region, founder of Nanning NetEase Joint Innovation Center, founder of Lujiajia (sojourn version of Shell) platform, founder of One-Click Travel Taxi Platform, and founder of Tianlong Driver Station.

Education

Guilin University of Technology in 2007 with a bachelor's degree in management and EMBA from Sun Yat-sen University Boyan Business School.

Huiyi Xiao, Director, 2023 to Present

Work Experience

Huiyi Xiao has servied as the Executive Director of China CXSH Group and Chairman of Chengxin Hui Club since 2017 and from 2017 to 2022 served as Executive Vice President of Foshan Beauty and Hairdressing Industry Association and Minister of Education Huiyan

Xuiyi Xiao is also the founder of Beauty Housekeeper, founder of Yiyan Culture Communication, founder of Yiyan Enterprise Management, founder of Xuanji Health Management, founder of Yihui Women's School, founder of Yihui Women's School, and Happiness Instructor.

In 1999, She participated in self-improvement study at a Hong Kong training company.

In 2002, she inherited from Master Xuan Hezi, the master of Taoist health preservation, to learn Taoist Chinese medicine health preservation. In addition, studied business management and business consultant in a training company in Taiwan in 2007. During the study, Ms. Xiao also learned from Master Chen Zongxian in Taiwan to learn business management. In 2012 she participated in the study of traditional Chinese culture.

Education

MBA, China Graduate School of Business

Master of Business Administration, Asian City University

Mr. Hougang Ji, Director 2023 to Present

Work Experience

Mr. Hougang Ji has nearly 10 years’ experience in healthcare and medical cosmetic industry and rich operation experience in mass manufacturing areas. He has held the following positions of general manager of Health Division in CXSH Group, general manager in Zhelimei (Hangzhou) Health Management Co., Ltd., general manager in Hangzhou Xiaoshan Tongyan Medical Cosmetic Hospital, marketing director in Hangzhou Mingyi Medical Cosmetic Plastic Surgery Hospital, general manager in Hangzhou Xiaoshan Kite Jiahe Cleaning Co., Ltd., Workshop Director in Zhejiang Hangxiao Steel Structure Co., Ltd. Mr. Hougang Ji is also the executive chairman of Hangzhou Shandong Chamber of Commerce.

Huang QunXiang, Director 2023 to Present

Work Experience

Ms. QunXiang held the positions of music audiovisual manager for Yongtong Audiovisual Co., Ltd, statistics and policy manager for Ping An Insurance Company Panyu Branch, sales and design for Guangzhou Rilong Electronics Co., Ltd., deputy general manager for Beijing/(Guangzhou) Bosen Electronic Technology Co., Ltd, and director of the new energy division for China Chengxin Shanghui Group. She has a senior psychological counselor certificate, carbon emission manager certificate, carbon trading engineer certificate and is proficient in the application Word, Excel, PPT and other common office software.

Education

Overseas Chines Middle School earning a high school diploma.

Jiang Jianbing, Director 2023 to Present

Work Experience

Mr. Jianbing held the positions of director of the board of directors of China Chengxin Shanghui Group Co., Ltd. 2017 to present, general manager of Guangzhou Envanadium Equity Investment Management Co., Ltd. 2017 to present, partner in Ren Jieshun JL TAILORS Superior Customization Guangzhou 2019 to present, and designer assistant of Benjamin John Hall Independent Designer Brand 2013 to 2024.

Education

British University earning a degree in shoe design.

Item 11.	Executive Compensation

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings
Yang Chong Yi CEO	2022 and 2023	0	0	0	0	0	0
Wenhui Chen Director	2023	0	0	0	0	0	0
Qunxiang Huang Director	2023	0	0	0	0	0	0
Hougang Ji Director	2023	0	0	0	0	0	0
Jianbin Jiang Director	2023	0	0	0	0	0	0
Hui Huang Director	2023	0	0	0	0	0	0
Shaoxian Mai Director	2023	0	0	0	0	0	0
Yitao Ouyang Director	2023	0	0	0	0	0	0
Zuha Wan Director	2023	0	0	0	0	0	0
Huiyi Xiao Director	2023	0	0	0	0	0	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2023, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Wei Dong Chen	54,935,874 Common Shares	85%
F17/Bxinhui Mansion Gaoxin Road, Hi Tech Zone Xi'an, Shaanxi, China

Name and Address of Management Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

Cathay Capital Management Inc.	1,000,000 Series C Convertible Preferred Stock**	100%
Chongyi Yang, Officer and Director
Room 1907, No. 1038, West Nanjing Road
Jing’An District, Shanghai
China 200041

Collective Management Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

Officer & Director, Chongyi Yang	0 shares
Director, Wenhui Chen	0 shares
Director, Qunxiang Huang	0 shares
Director, Hougang Ji	0 shares
Director, Jianbin Jiang	0 shares
Director, Hui Huang	0 shares
Director, Shaoxian Mai	0 shares
Director, Yitao Ouyang	0 shares
Director, Zuha Wan	0 shares
Director, Huiyi Xiao	0 shares

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The Company has not issued any equity compensation any officer or director.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Regulation S-K, Item 4, Section C require the disclosure of transactions with related persons since the beginning of the registrant’s last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

We’ve had no transactions with related persons since the beginning of our last fiscal year.

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

At the time Cathay Capital Management Inc. purchased the control block of Preferred C Stock, CHJI was a shell company. In accordance with S-K 404(c)(2) paragraphs (c)(1)(i) and (c)(1)(ii), the following information is being disclosed. However, as discussed below, CHJI is no longer considered a shell company.

Yang Chongi Yi, is a control person for Cathay Capital Management Inc. and was appointed as sole officer and director of CHJI. There is potential for conflict in working with, and acting as officer and director, for both Cathay Capital Management Inc. and China Changjiang Mining & New Energy Co. Mr. Yang owns 100% of the outstanding voting stock for our Preferred C shares. The holdings of our CEO may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote.

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

Yang Chong Yi is our CEO and President. He is not deemed to be independent under applicable rules. We have established the Board of Directors and have 9 additional Board members who are considered to be independent under applicable rules.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Item 14.	Principal Accounting Fees and Services

BFBorgers CPA PC (“BFB”) served as the Company’s independent auditor for the year ended December 31, 2023.

The following table presents fees billed for professional audit services rendered by BFB in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2023. The fees billed to the CHJI by BFB during 2023 were the following:

	December 31,	December 31,
	2023	2022
ASSETS
Audit Fees	$10,000	$10,000
Audit Related Fees (auditor admin. Fees)	1,000	1,000
Tax Fees		–
All Other Fees
Total Fees	$11,000	$11,000

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in our Quarterly Reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No.	Description

10.1	Board of Directors Appointment Minutes

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

Item 16.	Form 10-K Summary

N/A

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of China Changjiang Mining & New Energy Company, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Changjiang Mining & New Energy Company, Ltd. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 8, 2024

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

BALANCE SHEETS

	As at
	Dec. 31, 2023	Dec. 31, 2022
Assets
Cash and equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Other payable and accrued liabilities	$1,195,028	$1,215,292
Total current liabilities	1,195,028	1,215,292

Due to related parties	631,929	642,645
Due to Shareholders	1,839,528	1,870,721
Total non-current liabilities	2,471,457	2,513,366

TOTAL LIABILITIES	3,666,485	3,728,658

STOCKHOLDERS' DEFICIT
Series C convertible preferred stock ($0.001 par value, 10,000,000 shares authorized, 1,000,000 shares outstanding as of December 31, 2023 and 2022)	1,000	1,000
Common stock ($0.01 par value,500,000,000 shares authorized, 64,629,559 shares issued and outstanding as of December 31, 2023 and 2022)	646,295	646,295
Treasury stock	(489,258)	(489,258)
Additional paid-in capital	16,032,106	16,032,106
Accumulated deficit	(19,856,628)	(19,918,801)

TOTAL STOCKHOLDERS' DEFICIT	(3,666,485)	(3,728,658)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF OPERATIONS

	For the years ended
	Dec. 31, 2023	Dec. 31, 2022
OTHER INCOME/(EXPENSE)
Compensation expenses	$–	$–
Foreign exchange gains/ (losses), net	62,173	371,024

Other income
Total other income/(expense)	62,173	371,024

Net profit/ (loss)	$62,173	$371,024

Net loss per share - basic and diluted	$–	$–

Weighted average number of common shares outstanding	64,629,559	64,629,559

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series C convertible preferred stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	1,000,000	$1,000	64,629,559	$646,295	$(489,258)	$16,032,106	$(20,289,825)	$(4,099,682)
Net profit for the year ended December 31, 2022	–	–	–	–	–	–	371,024	371,024
Balance, December 31, 2022	1,000,000	1,000	64,629,559	646,295	(489,258)	16,032,106	(19,918,801)	(3,728,658)
Net profit for the year ended December 31, 2023	–	–	–	–	–	–	62,173	62,173
Balance, December 31, 2023	1,000,000	$1,000	64,629,559	$646,295	$(489,258)	$16,032,106	$(19,856,628)	$(3,666,485)

The accompanying notes are an integral part of these unaudited financial statements

CHINA CHANGJIANG MINING & NEW ENERGY COMPANY, LTD.

STATEMENTS OF CASH FLOWS

For the years ended
	Dec. 31, 2023	Dec. 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	$62,173	$371,024
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses for Preferred C Shares	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(20,264)	(120,929)
Due to related parties	(10,716)	(63,947)
Due to shareholders	(31,193)	(186,148)
Cash used in operating activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Investment received from Preferred C shares issued	–	–
Cash generated from financing activities	–	–

Net change in cash and equivalents	–	–
Cash and equivalents, beginning of period	–	–
Cash and equivalents, end of period	$–	$–

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Hong Kong Wah Bon Enterprise Limited (“Wah Bon”) was incorporated in Hong Kong on July 7, 2006 as an investment holding company.

Shaanxi Pacific New Energy Development Company Limited (“Shaanxi Pacific”) was incorporated as a limited liability company in the People's Republic of China (“PRC”) on July 20, 2007 as an investment holding company.

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

On February 5, 2007, Shaanxi Changjiang entered into an agreement with a third party to acquire 40% of the equity interest in East Mining Company Limited (“East Mining”) for $3,117,267 in cash. East Mining is engaged in exploration for lead, zinc and gold for mining in Xunyan County, Shaanxi Province, PRC.

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

On September 2, 2007, Wah Bon acquired 100% ownership of Shaanxi Pacific for a cash consideration of $128,205.

On May 30, 2007, amended to July 5, 2007, North American Gaming and Entertainment Corporation (“North American”) entered into a Material Definitive Agreement, pursuant to which the shareholders of Shaanxi Changjiang exchanged all their shares in Shaanxi Changjiang for 500,000 shares of series C convertible preferred stock (“series C shares”) in North American which carried the right of 1,218 votes per share and was convertible to 609,000,000 common shares. In connection with the exchange, Shaanxi Changjiang also delivered $370,000 to North American and certain non-affiliates of North American will transfer to North American or its designee a total of 3,800,000 shares of common stock, par value of $0.01 per share, of North American which had been held for longer than 2 years by such non-affiliates, in exchange for the issuance by North American to each of such non-affiliates of 2,250,000 shares of common stock of North American. Issued and outstanding share of series C preferred stock were automatically converted into that number of fully paid and non-assessable shares of common stock based upon the conversion rate upon the filing by the Company of an amendment to its Certificate of Incorporation, increasing the number of authorized shares of common stock to 800,000,000 shares, changing the Company's name to China Changjiang Mining & New Energy Company Ltd. and implementing a one for ten reverse stock split. The transaction was closed on February 4, 2008 and Wah Bon became a wholly owned subsidiary of North American.

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

The merger of North American and Wah Bon was treated for accounting purposes as a capital transaction and recapitalization by Wah Bon (“the accounting acquirer”) and re-organization by North American (“the accounting acquiree”). The consolidated financial statements have been prepared as if the reorganization had occurred retroactively.

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

The Company established a subsidiary, named Shaanxi Weinan Changjiang Solar Photovoltaic Energy Applied Science and Technology Co., Ltd. (“Changjiang PV”) in April 2012. The Company's subsidiary, Shaanxi Changjiang accounted for 51% shares of Changjiang PV, and Mr. Zhang Hong Jun, the director and principal shareholder of the Company, accounted for the other 49% shares.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounts and prepares its financial statements using the accrual method accounting. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied.

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

Foreign Currency Translation

The Company maintains its financial statements in its functional currency, which is US dollar (“USD”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Exchange gains or losses arising from foreign currency transactions or translation of monetary assets and liabilities denominated in foreign currencies are included in the statement of operations for the respective periods.

Exchange rates used in these financial statements, USD to CNY, are 7.0827 and 6.9646 at December 31, 2023 and 2022 respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended December 31, 2023, and 2022, there are 64,629,559 outstanding common shares and 1,000,000 potentially dilutive shares, respectively, from convertible preferred stock; however, these shares have not been considered in the weighted average share calculation as their inclusion would be anti-dilutive due to the net loss for the year ended.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $19,856,628 as at December 31, 2023. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 4 – OTHER PAYABLES AND ACCRUED LIABILITIES

Item	Dec. 31, 2023	Dec. 31, 2022
Taxes payable	$59,962	$60,978
Salaries and welfare payable	650	661
Other payables	1,134,416	1,153,653
Total	$1,195,028	$1,215,292

NOTE 5 – DUE TO RELATED PARTIES

All amounts due to related parties are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from December 31, 2023. Details of amounts due to related parties are as follows:

Related parties	Dec. 31, 2023	Dec. 31, 2022
Baishui Dukang Marketing Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	$352,843	$358,825
Heyang County Huanghe Bay Resort Hotel Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	12,184	12,391
Shaanxi Huanghe Bay Ecological Agriculture Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	36,696	37,319
Baishui Dukang Brand Management Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	56,737	57,699
Shaanxi Dukang Liquor Group Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	57,744	58,724
Shaanxi Xi Deng Hui Development Stock Co., Ltd., 29.74% equity interest of which is owned by Zhang Hongjun, director and principal shareholder of the Company, and senior executives of which are Wang Shengli, Li Ping and Tian Hailong, directors and shareholders of the Company	860	875
Shaanxi Dukang Liquor Trading Co., Ltd., controlled by Zhang Hongjun, director and principal shareholder of the Company	114,865	116,812
Total	$631,929	$642,645

NOTE 6 – DUE TO SHAREHOLDERS

All amounts due to shareholders are denominated in the original currency of Chinese Yuan, and are all unsecured and interest free. The Company does not intend to repay within twelve months from December 31, 2023. Details of amounts due to shareholders are as follows:

Shareholders	Dec. 31, 2023	Dec. 31, 2022
Wang Shengli	$442,307	$449,808
Zhang Hongjun	856,278	870,798
Chen Min	540,943	550,115
Total	$1,839,528	$1,870,721

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

The Company has 500,000,000 shares of common stock authorized at par value of $0.01, and 64,629,559 shares of common stock were issued and outstanding at beginning and end of the reporting periods at total par value of $646,295.

The Company has 10,000,000 shares designated Series C convertible preferred stock at par value of $0.001. Each Series C convertible preferred stock is convertible into 1,000 common shares. There were 1,000,000 Series C convertible preferred stock issued and outstanding at December 31, 2023 and 2022 at total par value of $1,000.

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases. Net operating loss carry-forwards and tax benefits arising therefore are as follows:

Deferred tax assets	Dec. 31,2023	Dec. 31,2022
Net operating loss (NOL) brought forward	$19,918,801	$20,289,825
Net loss/(profit) for the period / year	(62,173)	(371,024)
NOL carried forward	$19,856,628	$19,918,801
Tax benefit from NOL carried forward	4,964,157	4,979,700
Valuation allowance	(4,964,157)	(4,979,700)
Deferred tax assets	$–	$–

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

China Changjiang Mining & New Energy Company, Ltd.

By:	/s/ Yang Chong Yi
Yang Chong Yi, CEO

Date:  April 9, 2024

37